Form 10-K
period 2000-01-01
TEXTRON FINANCIAL CORP
filed 2000-03-17
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-27559

                         TEXTRON FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       05-6008768
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       40 WESTMINSTER STREET, P.O. BOX 6687, PROVIDENCE, R.I. 02940-6687
                                 (401) 621-4200
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
               TITLE OF CLASS                                 WHICH REGISTERED
               --------------                             ------------------------
      $400,000,000 FLOATING RATE NOTES                    NEW YORK STOCK EXCHANGE
            DUE DECEMBER 9, 2002

         $600,000,000 7 1/8% NOTES                        NEW YORK STOCK EXCHANGE
            DUE DECEMBER 9, 2004

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $100.00 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable).

     All of the shares of common stock of the registrant are owned by Textron
Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   12
Item 4.    Submission of Matters to a Vote of Security Holders.........   12
PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   12
Item 6.    Selected Financial Data.....................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   14
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   19
Item 8.    Financial Statements and Supplementary Data.................   20
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   40
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   40
Item 11.   Executive Compensation......................................   40
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   40
Item 13.   Certain Relationships and Related Transactions..............   40
PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   41

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (the "Company" or "TFC") is a diversified commercial finance company with operations in three active business segments:
Term Loans and Leases, Revolving Credit, and Specialty Finance. Term lending and leasing activity is focused in aircraft, equipment, and golf finance. Revolving credit products consist primarily of dealer inventory finance, factoring, and working capital loans. Specialty finance operations include broadcast media finance, franchise finance, receivables finance, and structured investment grade transactions. TFC's other financial services and products include transaction syndication, equipment appraisal and management, portfolio servicing, and insurance brokerage.

     All of TFC's stock is owned by Textron Inc. ("Textron"), a multi-industry company with market-leading operations in Aircraft, Automotive, Industrial, and Finance. At January 1, 2000, 21% of TFC's managed finance receivables were related to Textron or Textron's products ("Textron-related receivables"). TFC has full recourse to Textron on approximately three-quarters of managed Textron-related receivables. For further information on TFC's relationship with Textron, see "Relationship with Textron" below.

     TFC's financing activities are confined almost exclusively to commercial markets and to lease and secured lending products. The Company's services are offered primarily in North America. However, TFC does finance
Textron-manufactured products worldwide, principally Bell helicopters and Cessna aircraft in South America.

     TFC has approximately 34 offices nationwide, with division offices or operation centers in Tempe, AZ; East Hartford, CT; Alpharetta, GA; Portland, OR; Columbus, OH; King of Prussia, PA; Wichita, KS; Williamstown, MA; Minneapolis, MN; and Providence, RI. The Company's principal executive offices are located at 40 Westminster Street, Providence, RI 02903.

RECENT ACQUISITIONS

     TFC has grown through a combination of internal expansion and selective acquisition. Acquisitions have been complementary to the Company's business segments. Acquired businesses must have meaningful transaction origination capabilities and credit standards compatible with TFC's and, when integrated with TFC, must meet certain return on investment standards established by Textron. There have been six significant acquisitions by TFC within the last five years. These acquisitions are described in Note 3 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

DESCRIPTION OF BUSINESS SEGMENTS AND OPERATING UNITS

     TFC provides a wide range of leasing, financing, and related services through the following four business segments:

     - Term Loans and Leases

     - Revolving Credit

     - Specialty Finance

     - Commercial Real Estate (inactive)

     In addition, TFC's Capital Markets Group and TBS Insurance Agency Services, Inc., provide support and ancillary products for most of the Company's operating units. The Capital Markets Group provides loan syndication, warehouse facilities, and advisory services for TFC's operating units and their customers. TBS Insurance Agency Services, Inc., structures insurance programs and products for the Company's customers and employees. For additional information regarding TFC's business segments, see below and Note 15 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

  Term Loans and Leases

     Aircraft Finance -- TFC provides financing to commercial users and, to a minor extent, consumer users of general aviation equipment. The Company finances new and used Bell helicopters. TFC's Cessna Finance Corporation subsidiary specializes in the financing of new and used Cessna business jets and single-engine piston aircraft. The Company also has expertise in financing a variety of other general aviation aircraft and equipment.

     Equipment Finance -- TFC finances an assortment of capital equipment through vendor-sponsored financing programs and through direct customer solicitation. Existing vendor programs promote the lease or purchase of automotive service and repair equipment, machine tools and other industrial equipment, and office automation equipment. Direct solicitation activity is focused on TFC's existing customers and operators of mobile amusement equipment. The Company is skilled in performing equipment appraisals, asset inspections, and repossession and re-marketing of equipment. Through its Asset Control Services operation, TFC offers these services to third parties.

     Golf Finance -- TFC provides term financing and leasing to golf course operators. The Company makes first mortgage loans for the construction, acquisition or refinancing of golf course facilities, and provides financing programs for the lease or purchase of E-Z-Go golf cars and Textron Turf Care equipment (including the Jacobsen, Ransomes, and Cushman product lines).

     The following table sets forth certain financial information regarding the various businesses included in the Term Loans and Leases segment for the periods indicated:

                                                               1999         1998        1997
                                                            ----------    --------    --------
                                                                      (In thousands)
AIRCRAFT FINANCE
New business volume(1)....................................  $  853,662    $787,863    $686,791
Total finance assets......................................   1,444,362     882,609     818,838
Revenues..................................................     103,264      94,021      95,832
Nonperforming assets......................................      11,575       4,806       6,501
Revenues as a percentage of total revenues................       22.31%      25.61%      27.36%
Ratio of net charge-offs (recoveries) to average finance
  assets..................................................        0.20%      (0.14%)     (0.19%)
EQUIPMENT FINANCE
New business volume(1)....................................  $  412,206    $423,751    $378,371
Total finance assets......................................     746,135     843,639     663,118
Revenues..................................................      98,550      74,228      83,142
Nonperforming assets......................................      26,601      29,151      25,357
Revenues as a percentage of total revenues................       21.29%      20.22%      23.74%
Ratio of net charge-offs to average finance assets........        1.41%       1.66%       1.86%
GOLF FINANCE
New business volume.......................................  $  463,060    $360,718    $255,034
Total finance assets......................................     736,076     418,181     457,666
Revenues..................................................      54,357      48,394      61,445
Nonperforming assets......................................      12,116          --       2,204
Revenues as a percentage of total revenues................       11.74%      13.18%      17.54%
Ratio of net charge-offs to average finance assets........        0.02%       0.02%       0.05%

---------------
(1) Excludes business acquisitions.

  Revolving Credit

     Asset-Based Lending and Factoring -- TFC provides working capital loans secured by accounts receivable, inventory, and equipment to middle-market companies. The Company also provides specialized financing and factoring products to the trucking and telephone service industries.

     Floorplan Finance -- TFC structures inventory finance programs for dealers and distributors of music, marine, portable spa, wood stove, lawn and garden, specialty trailer, and manufactured housing products, among others. The Company also provides programs for E-Z-Go golf cars, Textron Turf Care equipment, and OmniQuip light construction equipment.

     The following table sets forth certain financial information regarding the various businesses included in the Revolving Credit segment for the periods indicated:

                                                             1999          1998         1997
                                                          ----------    ----------    --------
                                                                     (In thousands)
ASSET-BASED LENDING AND FACTORING
New business volume(1)..................................  $1,093,449    $  926,476    $200,399
Total finance assets....................................     489,415       312,202     184,039
Revenues................................................      49,421        35,648      18,903
Nonperforming assets....................................      15,529            --          --
Revenues as a percentage of total revenues..............       10.68%         9.71%       5.40%
Ratio of net charge-offs to average finance assets......        1.15%         0.05%         --
FLOORPLAN FINANCE
New business volume.....................................  $1,201,224    $1,048,713    $814,652
Total finance assets....................................     588,155       518,963     364,176
Revenues................................................      61,949        52,187      43,881
Nonperforming assets....................................       5,692         4,518       5,848
Revenues as a percentage of total revenues..............       13.38%        14.21%      12.53%
Ratio of net charge-offs to average finance assets......        0.21%         0.32%       0.60%

---------------
(1) Excludes business acquisitions.

  Specialty Finance

     Broadcast Media Finance -- TFC provides finance programs to broadcast media operators for station and equipment acquisitions. Loans are structured using conventional products and, through Westminster Development Bank, a TFC subsidiary, Small Business Administration ("SBA") products (i.e., government guaranteed loans).

     Franchise Finance -- TFC offers finance programs to franchisees of well-established franchise concepts for business acquisitions, new store packages, image enhancements, equipment upgrades, and debt refinancings. Loans are structured using both conventional and SBA products.

     Receivables Finance -- TFC offers inventory and notes receivable financing to developers of: vacation interval resorts, residential homesites (primarily for manufactured housing), and recreational land lots. Acquisition and construction loans are also provided to these developers. The Company also provides receivable financing arrangements for small and mid-sized finance companies operating in niche market segments. TBS Business Services, Inc., a TFC subsidiary, provides servicing of vacation interval loan portfolios for resort developers.

     Structured Finance -- TFC manages an existing portfolio of leveraged leases, and selectively invests in new leveraged lease transactions. These transactions involve the long-term lease of real estate and equipment to investment grade lessees. The Company also participates in investment grade, or near investment grade, structured secured term and revolving credit facilities, and equity investments.

     The following table sets forth certain financial information regarding the various businesses included in the Specialty Finance segment for the periods indicated:

                                                               1999         1998        1997
                                                            ----------    --------    --------
                                                                      (In thousands)
BROADCAST MEDIA FINANCE
New business volume.......................................  $   72,035    $ 21,905    $ 23,948
Total finance assets......................................      69,722      21,288      11,787
Revenues..................................................       5,494       2,710       1,745
Nonperforming assets......................................         749          --          --
Revenues as a percentage of total revenues................        1.19%       0.74%       0.50%
Ratio of net charge-offs to average finance assets........        0.29%         --        0.10%
FRANCHISE FINANCE
New business volume(1)....................................  $   19,652    $ 22,320    $  2,341
Total finance assets......................................     245,334      22,889       2,425
Revenues..................................................       7,964         987         178
Nonperforming assets......................................         773         120          --
Revenues as a percentage of total revenues................        1.72%       0.27%       0.05%
Ratio of net charge-offs (recoveries) to average finance
  assets..................................................        0.09%      (0.06%)      0.45%
RECEIVABLES FINANCE
New business volume(1)....................................  $  713,479    $392,832    $350,144
Total finance assets......................................   1,004,559     336,995     306,145
Revenues..................................................      54,116      39,121      28,298
Nonperforming assets......................................      10,687       9,883         924
Revenues as a percentage of total revenues................       11.69%      10.65%       8.08%
Ratio of net charge-offs (recoveries) to average finance
  assets..................................................        0.16%       0.02%      (0.01%)
STRUCTURED FINANCE
New business volume.......................................  $   91,418    $ 84,678          --
Total finance assets......................................     396,477     341,481    $322,786
Revenues..................................................      27,728      19,867      15,143
Nonperforming assets......................................         100          --          --
Revenues as a percentage of total revenues................        5.99%       5.41%       4.32%
Ratio of net charge-offs to average finance assets........        0.17%         --          --

---------------
(1) Excludes business acquisitions.

  Commercial Real Estate

     In 1993, the Company ceased commercial real estate lending activities and began to orderly liquidate that portfolio.

     The following table sets forth certain financial information regarding the Commercial Real Estate segment for the periods indicated:

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (In thousands)
COMMERCIAL REAL ESTATE
New business volume.........................................       --         --         --
Total finance assets........................................  $12,832    $31,740    $49,661
Revenues....................................................       60         (1)     1,653
Nonperforming assets........................................   17,056     38,189     58,559
Revenues as a percentage of total revenues..................     0.01%        --       0.47%
Ratio of net charge-offs to average finance assets..........     9.76%     12.92%      7.25%

COMPETITION

     The markets in which TFC operates are highly fragmented and extremely competitive. They are characterized by competitive factors that vary, to some extent, by product and geographic region. TFC's competitors include:

     - Commercial finance companies;

     - National and regional banks and thrift institutions;

     - Insurance companies;

     - Leasing companies; and

     - Finance operations of equipment vendors.

     Competition has intensified in recent years as the result of an improving economy, easier access to capital, and a heightened awareness of the attractiveness of the commercial finance markets. The rapid expansion of securitization products has dramatically eased access to capital, breaking down a significant barrier to entry for new competitors.

     TFC competes primarily on the basis of pricing, terms, structure, and service. Competitors often seek to compete aggressively on the basis of these factors. The Company may lose market share to the extent that it is unwilling to match competitors' practices. To the extent that TFC matches these practices, the Company may experience decreased margins and/or increased risk of credit losses. Many of TFC's competitors are large companies that have substantial capital, technological, and marketing resources. This has become increasingly the case given the recent surge in consolidation activity in the commercial finance industry. In some instances, TFC's competitors have access to capital at a lower cost than TFC.

RELATIONSHIP WITH TEXTRON

  General

     TFC derives a significant portion of its business from financing the sale and lease of products manufactured by Textron. In 1999, 1998, and 1997, TFC paid Textron $1,260 million, $980 million, and $736 million, respectively, for the purchase of finance assets. TFC recognized finance charge revenues from Textron and its affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron-manufactured products) of $7.2 million in 1999, $3.7 million in 1998, and $0.1 million in 1997.

     TFC and Textron utilize an intercompany account for the allocation of Textron overhead charges, and for the settlement of receivables purchased by TFC from Textron and its affiliates. For additional information regarding the relationship between TFC and Textron, see Note 2 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

  Agreements with Textron

     TFC and Textron are parties to several agreements which govern various aspects of the TFC-Textron relationship. They are described below:

     Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, TFC has recourse to Textron with respect to most finance receivables and leases relating to products manufactured and sold by Textron. Under the Receivables Purchase Agreement, Textron also makes available to TFC a line of credit of up to $100 million for junior subordinated borrowings at the prime interest rate.

     Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to TFC, quarterly, an amount sufficient to provide that TFC's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount, "fixed charges"), will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 1999, 1998, or 1997, when TFC's fixed-charge coverage ratios (as defined) were 163%, 173%, and 171%, respectively. Textron also has agreed to maintain TFC's consolidated shareholder's equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of TFC's common stock. The Support Agreement also contains a third-party beneficiary provision entitling TFC's creditors to enforce its provisions against Textron.

     Tax Sharing Agreement with Textron

     TFC's revenues and expenses are included in the consolidated Federal tax return of Textron. The Company files most of its State income tax returns on a separate basis. TFC is allocated Federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits, and any other tax credits are utilized in computing current tax liability. TFC is paid for tax benefits generated and utilized in Textron's consolidated Federal and State income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis.

     Under a Tax Sharing Agreement with Textron, Textron has agreed to loan to TFC, on a junior subordinated interest-free basis, an amount equal to Textron's deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by TFC. Borrowings under this arrangement are reflected in "Amounts due to Textron Inc." in TFC's audited Consolidated Balance Sheet in Item 8 of this Form 10-K.

REGULATIONS

  Small Business Act

     SBA loans made by TFC are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and also may be subject to state regulations relating to commercial transactions generally. These Federal and State statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guarantee, as well as the servicing requirements imposed on the lender to maintain the effectiveness of the SBA guarantees.

  Other

     TFC's activities are subject, in certain instances, to supervision and regulation by State and Federal governmental authorities. These activities also may be subject to various laws, including consumer finance laws in some instances, and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

     - Regulate credit granting activities;

     - Establish maximum interest rates, finance charges, and other charges;

     - Require disclosures to customers;

     - Govern secured transactions;

     - Affect insurance brokerage activities; and

     - Set collection, foreclosure, repossession and claims handling procedures, and other trade practices.

     Although most states do not intensely regulate commercial finance activity, many states impose limitations on interest rates and other charges, and prohibit certain collection and recovery practices. They also may require licensing of lenders or lessors, and specific disclosure of certain contract terms. TFC also is required to comply with certain provisions of the Equal Credit Opportunity Act. The Company also may be subject to regulation in those foreign countries in which it has operations.

     Existing statutes and regulations have not had a material adverse effect on the Company's business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, or their impact upon TFC's future business, financial condition, results of operations, or prospects.

EMPLOYEES

     As of January 1, 2000, TFC had 1,039 employees. The Company is not subject to any collective bargaining agreements.

RISK MANAGEMENT

     TFC's business activities involve various elements of risk. The Company considers the principal types of risk to be:

     - Credit risk;

     - Asset/liability risk (including interest rate and foreign exchange risk); and

     - Liquidity risk.

     Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. TFC has established appropriate policies and set prudent limits in these areas. The Company's management of these risks, and compliance with policies and limits, is continuously monitored by means of administrative and information systems.

  Credit Risk Management

     TFC manages credit risk through:

     - Underwriting procedures;

     - Centralized approval of individual transactions exceeding certain size limits; and

     - Active portfolio and account management.

     The Company has developed underwriting procedures for each operating unit that assess a prospective borrower's ability to perform in accordance with proposed loan terms. These procedures include:

     - Analyzing business or property cash flows and collateral values;

     - Performing financing sensitivity analyses; and

     - Assessing potential exit strategies.

     TFC has developed a tiered credit approval system which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. TFC operating units also are subject to semi-annual audits by the Company's Corporate Investment Control Department.

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group Investment Control Officer, and one or more of the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Credit Officer, the Chairman, President and Chief Executive Officer, or TFC's Credit Committee, which is comprised of its Chairman, President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, and Executive Vice President, General Counsel and Secretary.

     The Company controls the credit risk associated with its portfolio by limiting transaction sizes, as well as diversifying transactions by: (1) industry, (2) geographic area, (3) property type, and (4) borrower. Through these practices, TFC identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. Management reviews receivable aging trends and watch list reports, and conducts regular business reviews, in order to monitor portfolio performance. Certain receivable transactions are originated with the intent of fully or partially selling them. This strategy provides an additional tool to manage credit risk.

  Geographic Concentration

     TFC continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 26% of TFC's total owned and securitized portfolio at January 1, 2000. International receivables are mostly generated in support of Textron product sales. At January 1, 2000, international receivables represented 10% of TFC's total owned and securitized portfolio, with no single country representing more than 3%.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies: (1) interest rate risk,
(2) foreign exchange risk, and (3) liquidity risk, in each case taking into account the affect of derivatives hedging activity. TFC uses derivatives as an integral part of its asset/liability management program, in order to reduce:

     - Interest rate exposure arising from changes in interest rates; and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative products for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that a high correlation exists between the change in value of the hedged asset or liability and the value of the derivative. When TFC executes a transaction, it designates the derivative to a specific asset or liability. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative matures. Accordingly, after the inception of a hedge transaction, TFC monitors the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities, and derivative positions. This information is reviewed by the Company's Vice President and Treasurer and Executive Vice President and Chief Financial Officer so that appropriate remedial action can be taken, as necessary.

     TFC carefully manages exposure to counterparty risk in connection with its derivatives transactions. In general, the Company engages in transactions with counterparties having ratings of at least "A" by Standard & Poor's Rating Service or "A2" by Moody's Investor Service. Total notional counterparty exposure is limited to $500 million. This maximum notional exposure equates to approximately $15 million of potential credit exposure (within two standard deviations of probability) for the types of derivative transactions typically entered into by TFC (e.g., interest rate swaps, basis swaps, and short-term currency swaps and forward contracts).

  Interest Rate Risk Management

     TFC manages interest rate risk by monitoring the duration and interest rate sensitivity of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company's internal policies limit the aggregate mismatch of interest sensitive assets and liabilities to 10% of total assets.

     From a quantitative perspective, TFC assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a 12 month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be perfectly match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to TFC's asset and liability position at January 1, 2000, indicated no material effect on the Company's net income for the following twelve-month period.

  Foreign Exchange Risk Management

     A small portion of finance assets owned by TFC are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. dollars. TFC presently has foreign currency receivables denominated in Canadian and Australian dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates in TFC's financial results, the Company borrows in these currencies and enters into forward exchange contracts, on a monthly basis, in amounts sufficient to hedge TFC's remaining asset exposure. As a result, TFC has no material exposure to changes in foreign currency exchange rates.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. TFC's primary sources of funds are:

     - Commercial paper borrowings;

     - Issuances of medium-term notes and other term debt securities; and

     - Syndication, securitization, and sale of receivables.

     All commercial paper borrowings are fully backed by committed lines of credit, providing liquidity in the event of capital market dislocation. The Company generally maintains less than 50% of debt obligations in commercial paper and short-term debt. If TFC is unable to access these markets on acceptable terms, the Company can draw on its bank credit facilities and use cash flow from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding TFC's liquidity risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in Item 7 of this Form 10-K.

PORTFOLIO QUALITY

     The performance of TFC's portfolio reflects the Company's rigorous credit approval process and disciplined portfolio management. At year-end 1999, nonperforming assets, as a percentage of total finance assets, improved from year-end 1998. At 1.8%, nonperforming assets ratio is below TFC's target range of 2% to 4%.

     The following table presents information about the credit quality of the Company's portfolio:

                                                   1999     1998     1997      1996      1995
                                                  ------    -----    -----    ------    ------
                                                                 (In millions)
NONPERFORMING ASSETS
  Nonaccrual finance receivables................  $ 83.6    $69.9    $85.6    $ 91.2    $ 98.7
  Real estate owned.............................     8.5     11.6     10.6      17.9      27.1
  Repossessed assets............................     8.8      5.2      3.2       8.2       1.6
                                                  ------    -----    -----    ------    ------
          Total nonperforming assets............  $100.9    $86.7    $99.4    $117.3    $127.4
                                                  ======    =====    =====    ======    ======
Ratio of nonaccrual finance receivables to total
  finance receivables...........................     1.5%     1.9%     2.8%      2.9%      3.3%
Ratio of nonperforming assets to total finance
  assets........................................     1.8%     2.3%     3.1%      3.6%      4.1%
ALLOWANCE FOR LOSSES
Allowance for losses on receivables.............  $112.8    $83.9    $77.4    $ 74.8    $ 74.8
Ratio of allowance for losses on receivables to
  receivables...................................     2.0%     2.3%     2.5%      2.4%      2.5%
Ratio of allowance for losses on receivables to
  net charge-offs...............................     4.8x     5.1x     4.0x      2.8x      3.3x
Ratio of allowance for losses on receivables to
  nonperforming assets..........................   111.8%    96.8%    77.9%     63.8%     58.7%

  Nonperforming Assets

     Nonperforming assets include nonaccrual finance receivables and repossessed assets. TFC classifies receivables as nonaccrual, and suspends the recognition of earnings, when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if TFC has significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by: (1) payment delinquency, (2) reduction in the obligor's cash flows, (3) deterioration in the loan to collateral value relationship, or (4) other relevant considerations.

     The table below shows nonperforming assets by business segment:

                                                                       YEARS ENDED
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------    -----------    -----
                                                                      (In millions)
NONPERFORMING ASSETS BY SEGMENT
  Term Loans and Leases.....................................  $ 50.3       $34.0       $34.1
  Revolving Credit..........................................    21.2         4.5         5.8
  Specialty Finance.........................................    12.3        10.0         0.9
  Commercial Real Estate....................................    17.1        38.2        58.6
                                                              ------       -----       -----
          Total nonperforming assets........................  $100.9       $86.7       $99.4
                                                              ======       =====       =====

     The above table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to 8.9%, 10.9%, and 9.7% of recourse captive finance receivables for the years ended 1999, 1998, and 1997, respectively. Revenues recognized on these delinquent accounts were approximately $7.0 million, $5.8 million, and $7.9 million for the years ended 1999, 1998, and 1997, respectively.

  Delinquent Earning Accounts and Loan Modifications

     TFC does not have any earning accounts that are 90 days or more delinquent, with the exception of the captive receivables described above. Loans that are modified are not returned to accruing status until six months of timely payments have been received, or TFC otherwise deems that full collection of principal and interest is not doubtful.

  Allowance for Losses

     The allowance for losses on receivables is available to absorb losses in the entire portfolio. TFC establishes this allowance through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is considered to be uncollectible. The Company reviews the allowance periodically, and adjusts it in response to: (1) the size and loss experience of the overall portfolio, (2) current economic conditions, and (3) the collectibility and workout potential of identified nonperforming accounts. Finance receivables are written down to the fair value of the related collateral (less estimated cost to sell) when the collateral is repossessed or when no payment has been received for six months. If the fair market value of repossessed assets declines after the time of repossession, TFC records a writedown to reflect this reduction in value.

ITEM 2.  PROPERTIES

     TFC leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout the United States. For additional information regarding TFC's lease obligations, see Note 13 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding TFC's legal proceedings, see Note 14 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of TFC is owned entirely by Textron and, therefore, there is no trading of TFC's stock. Dividends of $35.7 million were declared and paid in 1999, and $62.3 million and $73.6 million were declared and paid in the years ended 1998 and 1997, respectively. For additional information regarding restrictions as to dividend availability, see Note 8 to TFC's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data should be read in conjunction with TFC's audited Consolidated Financial Statements:

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
RESULTS OF OPERATIONS
Finance charges and discounts........  $  391,091   $  297,091   $  290,943   $  281,830   $  271,580
Rental revenues on operating
  leases.............................      15,503       17,181       18,664       19,071       20,859
Other income.........................      56,309       52,890       40,613       26,346       18,777
Net income...........................      78,904       69,576       67,741       58,339       54,447

BALANCE SHEET DATA
Total finance receivables............  $5,599,896   $3,611,397   $3,069,123   $3,172,824   $2,967,569
Allowance for losses on
  receivables........................     112,769       83,887       77,394       74,824       74,769
Equipment on operating
  leases -- net......................     133,171      118,590      111,518      127,691      124,728
Total assets.........................   5,989,483    3,784,538    3,177,965    3,269,141    3,060,521

Commercial paper and short-term
  debt...............................   1,339,021    1,424,872    1,073,665    1,014,613    1,009,761
Long-term debt.......................   3,211,737    1,403,958    1,290,903    1,426,783    1,266,911
Deferred income taxes................     307,035      321,521      319,293      315,366      302,741
Mandatorily redeemable preferred
  securities of subsidiary trust.....      28,539           --           --           --           --
Shareholder's equity.................     869,161      472,452      405,876      411,715      382,476
External debt to shareholder's
  equity.............................        5.24X        5.99x        5.83x        5.93x        5.95x

SELECTED DATA AND RATIOS

PROFITABILITY
Net interest margin as a percentage
  of average net investment(2).......        6.27%        6.88%        6.51%        6.15%        5.98%
Return on average equity.............        14.1%        16.2%        16.8%        14.8%        14.8%
Return on average assets(3)..........        1.74%        2.06%        2.07%        1.84%        1.82%
Ratio of earnings to fixed charges...        1.63X        1.72x        1.70x        1.65x        1.60x
Selling and administrative expenses
  as a percentage of average managed
  receivables(4).....................        1.71%        1.73%        1.54%        1.65%        1.59%
Operating efficiency ratio(5)........        35.4%        33.8%        29.3%        27.8%        27.6%

CREDIT QUALITY
60+ days contractual delinquency as a
  percentage of finance
  receivables(6).....................        0.96%        0.87%        0.86%        0.75%        2.52%
Nonperforming assets as a percentage
  of finance assets..................         1.8%         2.3%         3.1%         3.6%         4.1%
Reserves for losses as a percentage
  of finance receivables.............         2.0%         2.3%         2.5%         2.4%         2.5%

---------------
(1) TFC's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

(2) Represents revenues earned less interest expense on borrowings as a percentage of average net investment. Average net investment includes finance receivables plus operating leases less deferred taxes on leveraged leases.

(3) Average assets include finance receivables, less allowance for loan losses, operating leases and other assets. Investments in leveraged leases are not net of deferred taxes.

(4) Average managed receivables include owned receivables plus receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(5) Operating efficiency ratio is selling and administrative expenses divided by net interest margin (including other income).

(6) Delinquency excludes captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  Liquidity and Capital Resources

     TFC utilizes a broad base of financial resources for its liquidity and capital requirements. Cash is provided from operations and several different sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron. For liquidity purposes, TFC has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. TFC has bank line of credit agreements of $1.2 billion, of which $400 million will expire in 2000 and $800 million will expire in 2003. While none of TFC's total lines of credit were used, those not reserved as support for commercial paper were $296 million at January 1, 2000, as compared to $114 million at January 2, 1999.

     In the first half of 1999, TFC entered into a short-term promissory note program with Textron at market rates of interest. As of June 30, 1999, TFC had no borrowings under this program and the program was cancelled.

     At January 1, 2000, TFC had a medium-term note facility, totaling $2.05 billion, under Rule 144A of the Securities Act of 1933, as amended. Original maturities range from nine months to five years. Proceeds from issuances under this facility have been used to refinance maturing commercial paper and long-term debt and to fund receivable growth. During 1999, TFC issued $683 million of fixed rate notes and $882 million of variable rate notes through this facility. At January 1, 2000, TFC had $115 million available through this medium-term note facility.

     During the fourth quarter of 1999, TFC filed a Form S-3 registration statement with the Securities and Exchange Commission. Under this shelf registration, TFC may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. In December 1999, TFC issued $600 million of five-year, fixed rate notes and $400 million of three-year, variable rate notes under this facility, the proceeds of which were used to refinance maturing commercial paper and long-term debt. At January 1, 2000, TFC had $2 billion available under this facility.

     Cash flows provided by operations were $144 million in both 1999 and 1998. An increase of 17% in income before provision for losses, less a gain on the sale of an investment, was offset by the payment of accrued interest and other liabilities and an increase in other assets. Cash flows from operations of $144 million in 1998 were $51 million higher than in 1997. The increase from 1997 was primarily due to the timing of payments of income taxes and accrued interest and other liabilities, and included increases in payables for receivable additions originated in late December of 1998.

     Cash flows used in investing activities in 1999 were funded from the collection of receivables and through the issuance of long-term debt. TFC acquired four businesses in 1999 and two businesses in 1998 for an aggregate purchase price of $715 million and $203 million, respectively, net of cash acquired.

     Short-term borrowings decreased by $86 million in 1999, as compared to an increase of $351 million in the prior year. The decrease in 1999 reflected the refinancing of short-term borrowings with long-term debt, while the increase in 1998 reflected the financing of acquisitions and receivable growth. Long-term debt increased by $1,808 million and $113 million in 1999 and 1998, respectively, due to the financing of receivable growth, including acquisitions, and the refinancing of short-term borrowings.

     In 1999, TFC paid dividends to Textron of $35.7 million, as compared to $62.3 million in 1998. The decrease was primarily due to the retention of earnings to support receivable growth. Capital contributions from Textron, primarily in support of acquisitions, were $353.5 million and $59.3 million in 1999 and 1998, respectively.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at January 1, 2000 as compared to 86% at January 2, 1999. The decrease reflects the effect of the increased Textron capital contributions during 1999.

     TFC's ratio of earnings to fixed charges was 1.63x in 1999 (1.72x in 1998 and 1.70x in 1997). Commercial paper and short-term debt as a percentage of total debt was 29% at January 1, 2000, as compared to 50% at January 2, 1999. The decrease reflected management's decision in 1999 to limit commercial paper and short-term debt at year-end to reduce exposure to illiquidity and interest rate volatility. In 1998, the percentage of commercial paper and short-term debt reflected short-term financing for an equipment portfolio acquired on December 31, 1998. The Company believes that it has adequate credit facilities and access to credit markets to meet its long term financing needs.

  Finance Receivables

     TFC's portfolio includes a wide variety of secured loans and leases to business organizations located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral and among borrowers.

     Total finance receivables were $5.6 billion at January 1, 2000, up 55% from $3.6 billion at January 2, 1999. The increase in receivables was related to growth in all three of TFC's active business segments. Growth in the Term Loans and Leases segment was $768 million or 38%. The increase reflected strong growth in the golf finance and aircraft finance portfolios and two business acquisitions in the equipment finance and aircraft finance portfolios. The Specialty Finance segment increased by $993 million or 137% primarily due to business acquisitions in the receivables and franchise finance portfolios and, to a lesser degree, portfolio growth in receivables finance (24%), structured finance (16%), and the start-up of a broadcast media finance portfolio. The Revolving Credit segment increased by $246 million or 30%. Asset-based lending and factoring, and floorplan finance grew 17%, exclusive of 13% growth resulting from an acquisition of a factoring company. Managed receivables, defined as owned receivables plus receivables serviced under securitizations, participations, and third-party portfolio servicing agreements, increased by $2.3 billion, or 51%, to $6.8 billion at January 1, 2000, as compared to $4.5 billion at the end of 1998.

     Finance receivable additions for 1999 were $4.9 billion, as compared to $4.1 billion of additions in 1998. The increase in additions was due to growth in all three active business segments, with 49% of the increase in Specialty Finance.

  Nonperforming Assets

     Nonperforming assets as a percentage of finance assets declined from 2.3% at January 2, 1999 to 1.8% at January 1, 2000. Nonperforming assets were $101 million at January 1, 2000, as compared to $87 million at January 2, 1999. The increases in nonperforming aircraft finance, golf finance, and asset-based lending and factoring assets were offset by decreases in nonperforming real estate and equipment assets.

     The allowance for losses on receivables as a percentage of nonperforming assets increased to 112% at January 1, 2000, from 97% at January 2, 1999. The increase in the allowance for loan losses was consistent with growth in various receivable portfolios, while nonperforming assets decreased as a percentage of total assets.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluation of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At January 1, 2000, TFC's interest-sensitive liabilities in excess of interest-sensitive assets were $45 million, net of $300 million of fixed rate interest rate exchange agreements. Interest-sensitive liabilities in excess of interest-sensitive assets were $463 million at January 2, 1999, net of $300 million of interest rate exchange agreements ($250 million fixed rate and $50 million variable rate). The change in the Company's net position reflects the acquisition of a fixed rate equipment portfolio on December 31, 1998, that was funded with a variable rate short-term note and subsequently refinanced during the first quarter of 1999, and does not reflect a change in management's match funding strategy. Management believes that its asset management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, TFC assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a 12 month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to TFC's asset and liability position at January 1, 2000, and January 2, 1999, indicated no material effect on the Company's net income for the following twelve-month periods.

  Financial Risk Management

     TFC's results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, TFC enters into interest rate exchange agreements. The objective of TFC's use of such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of TFC's interest rate risk management is to achieve a prudent balance between floating and fixed rate debt. Of the $300 million of interest rate exchange agreements in effect at January 1, 2000, and January 2, 1999, $300 million and $250 million, respectively, converted variable rate debt to fixed rate debt and the remaining $50 million at January 2, 1999, converted fixed rate debt to variable rate debt. These agreements do not involve a high degree of complexity or risk. TFC does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of these agreements increased TFC's interest expense by $1.8 million, $1.4 million, and $1.2 million in 1999, 1998 and 1997, respectively.

     TFC has also entered into a $125 million interest rate exchange agreement involving prime-based payments and LIBOR-based receipts. The objective of this interest rate exchange agreement is to lock in desired spreads between floating rate receivables indexed to the prime rate and floating rate liabilities indexed to LIBOR.

     TFC manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, TFC enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign exchange contracts in 1999 and 1998 are not material.

RESULTS OF OPERATIONS

1999 VS. 1998

  Revenues

     Total revenues in 1999 increased $96 million from 1998, to $463 million, reflecting a higher level of average finance receivables and higher other income, partially offset by a decrease in yields on finance receivables. Approximately $56 million of the revenue increase was attributable to the Company's four 1999 acquisitions and an acquisition consummated on December 31, 1998.

     Finance charge revenues increased 32% in 1999, as compared to a 2% increase in 1998. The 1999 results reflect a 36% higher level of average finance receivables, partially offset by a lower yield of 9.7%, as compared to 10.0% in 1998. Rental revenue from operating leases in 1999 was $16 million, down from $17 million in 1998 on lower average operating lease assets of 9% in 1999. Other income of $56 million in 1999 increased by $3 million from 1998, reflecting higher syndication fees, insurance fees, late charges, and servicing fees, partially offset by lower residual gains and prepayment income. In addition, 1999 results included a gain of $4.7 million on the sale of an investment in the third quarter, while third quarter 1998 results included a gain of $3.4 million on the securitization of Textron-related receivables.

  Interest Expense

     Interest expense of $204 million in 1999 increased 31%, or $49 million, from 1998, reflecting a 39% increase in average debt outstanding, partially offset by a decrease in the cost of borrowed funds. Approximately $34 million of the interest expense increase was attributable to the Company's four 1999 acquisitions and an acquisition consummated on December 31, 1998. TFC's average borrowing rate was 5.9% in 1999 as compared to 6.2% in 1998. The decrease in 1999 reflected a reduction in short-term borrowing rates during much of the year, partially offset by an increase in the borrowing rate for long-term fixed rate debt.

  Interest Margin

     TFC's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings). Interest margin decreased to 6.27% in 1999 from 6.88% in 1998, primarily due to lower fee income as a percentage of average net receivables, reflecting lower prepayment income and residual gains. To a lesser extent, the 1999 interest margin also reflected lower variable rate yields, partially offset by lower borrowing costs.

  Operating Expenses

     Selling and administrative expenses of $92 million in 1999 increased by $20 million from 1998. The increase in 1999 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables remained unchanged in 1999 at 1.7%.

  Provision for Losses

     The provision for losses of $32 million in 1999 increased from $20 million in 1998. The increase in the 1999 provision for losses reflects receivable growth and higher net charge-offs. Net charge-offs were $24 million in 1999, as compared to $16 million in 1998. Net charge-offs related to asset-based lending and factoring increased to $5 million in 1999, as compared to $0 in 1998. Aircraft finance related charge-offs increased to $2 million in 1999, as compared to a $1 million net recovery of previously charged off aircraft in 1998. Equipment related charge-offs increased to $12 million, as compared to $11 million in 1998. Commercial real estate net charge-offs were $2 million in 1999, down from $5 million in 1998.

     The allowance for losses on receivables was $113 million at January 1, 2000 and $84 million at January 2, 1999. The increase was primarily related to portfolio growth and acquisitions. The allowance for losses as a percent of receivables was 2.0% at January 1, 2000 and 2.3% at January 2, 1999 (2.4% and 2.7% excluding receivables with recourse to Textron in 1999 and 1998, respectively).

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     Net income increased by 13% to $79 million in 1999. Net income was favorably affected by higher average managed finance receivables, higher other income, and lower borrowing costs, partially offset by lower portfolio yields, higher selling and administrative costs, and a higher provision for losses.

1998 VS. 1997

  Revenues

     Total revenues in 1998 increased $17 million from 1997, to $367 million, reflecting a higher level of average finance receivables and higher other income.

     Finance charge revenues of $297 million increased by 2% in 1998, as compared to a 3% increase in 1997. The 1998 results reflect a 2% higher level of average finance receivables while yields remained constant at 10.0%. Rental revenue from operating leases in 1998 was $17 million, down from $19 million in 1997, on lower average operating lease assets of 3%. Other income of $53 million in 1998 increased by $12 million from 1997, reflecting higher syndication fees, residual income, servicing fees and prepayment income. Both years included a gain of approximately $3 million on the securitization of Textron-related receivables.

  Interest Expense

     Interest expense of $155 million in 1998 increased 1%, or $2 million, from 1997, reflecting a 2% increase in average debt outstanding, partially offset by a decrease in the cost of borrowed funds. TFC's average borrowing rate was 6.2% in 1998 and 6.3% in 1997. The decrease in 1998 reflected a reduction in long-term variable rate debt costs.

  Interest Margin

     TFC's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings). Interest margin increased to 6.88% in 1998 from 6.51% in 1997, primarily reflecting higher other income and a lower average borrowing rate.

  Operating Expenses

     Selling and administrative expenses of $72 million in 1998 increased by $14 million from 1997. The increase principally reflected higher expenses related to an acquisition of a receivable factoring company, growth in managed receivables, and growth in businesses with higher operating expenses. Selling and administrative expenses as a percentage of average managed receivables increased to 1.7% from 1.5% in 1997.

  Provision for Losses

     The provision for losses of $20 million in 1998 decreased by $3 million from $23 million in 1997. The decrease reflected lower real estate charge-offs, higher recoveries of previously charged off aircraft and equipment loans and lower nonperforming assets.

     The allowance for losses on receivables was $84 million at January 2, 1999 and $77 million at January 3, 1998. The increase was primarily related to portfolio growth. Net charge-offs were $16 million in 1998 as compared to $20 million in 1997. Net charge-offs related to commercial real estate were $5 million in 1998, down from $6 million in 1997. Equipment related charge-offs decreased to $11 million in 1998, as compared to $14 million in 1997. The allowance for losses as a percent of receivables was 2.3% at January 2, 1999 and 2.5% at January 3, 1998 (2.7% and 3.0% excluding receivables with recourse to Textron in 1998 and 1997, respectively).

  Net Income

     Net income increased by 3% in 1998, to $70 million, and was favorably affected by an increase in other income, higher average managed finance receivables, a lower provision for losses, and lower borrowing costs, partially offset by higher selling and administrative expenses and a higher effective income tax rate.

  Year 2000 Disclosure

     In early 1997, TFC began a company-wide program (the "Program") to assess the possible vulnerability of TFC to the Year 2000 problem and to minimize the effect of the problem on TFC's operations. The Program was centrally directed from the Year 2000 Program Office at Textron's corporate headquarters and was executed at TFC. As of January 1, 2000, the Program was complete for all systems critical to TFC's operations. Subsequent to January 1, 2000, there have been no system failures or significant incidents reported at any TFC location.

     The total cost of the Year 2000 Program was $7.7 million. Approximately $1.2 million was for modifications of existing systems and other program expenses, and $6.5 million was for replacement systems, which have been capitalized in accordance with Company policy. Funds for the Program were provided through special project appropriations from normal operating and capital budgets. The Year 2000 Program delayed certain other TFC information management projects. However, the delay has not had an adverse impact on TFC.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 was scheduled to become effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers for one year the effective date of SFAS No. 133. TFC is evaluating the potential impact of SFAS No. 133 on future reporting.

  Forward-looking Statements

     Certain statements in this Annual Report and other oral and written statements made by TFC from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including: (a) the extent to which TFC is able to successfully integrate acquisitions; (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates; (c) the level of sales of Textron products for which TFC offers financing; (d) the ability to maintain credit quality and control costs when entering new markets; (e) the actions of our competitors and our ability to respond; (f) our ability to attract and retain qualified and experienced personnel; (g) TFC's access to debt financing at competitive rates; and (h) access to equity in the form of retained earnings and capital contributions from Textron.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding TFC's Quantitative and Qualitative Disclosure about Market Risk, see "Risk Management" in Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Textron Financial Corporation

     We have audited the accompanying consolidated balance sheet of Textron Financial Corporation as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, cash flows, and changes in shareholder's equity for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 25, 2000

                        CONSOLIDATED STATEMENT OF INCOME

     For each of the three years in the period ended January 1, 2000

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (In thousands)
REVENUES
Finance charges and discounts..............................  $391,091    $297,091    $290,943
Rental revenues on operating leases........................    15,503      17,181      18,664
Other income...............................................    56,309      52,890      40,613
                                                             --------    --------    --------
                                                              462,903     367,162     350,220
EXPENSES
Interest...................................................   203,817     155,126     153,127
Selling and administrative.................................    91,620      71,587      57,757
Provision for losses.......................................    32,067      20,483      22,824
Depreciation of equipment on operating leases..............     6,867       7,340       8,433
                                                             --------    --------    --------
                                                              334,371     254,536     242,141
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES...............................................   128,532     112,626     108,079
Income taxes...............................................    49,385      43,050      40,338
Distributions on preferred securities (net of tax benefit
  of $153).................................................       243          --          --
                                                             --------    --------    --------
NET INCOME.................................................  $ 78,904    $ 69,576    $ 67,741
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 1,    JANUARY 2,
                                                                 2000          1999
                                                              ----------    ----------
                                                               (Dollars in thousands)
ASSETS
Cash and equivalents........................................  $   17,379    $   22,396
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,137,266     1,338,644
  Revolving loans...........................................   1,400,063       555,571
  Floorplan receivables.....................................     657,079       572,289
  Golf course and resort mortgages..........................     535,382       342,844
  Finance leases............................................     509,413       424,436
  Leveraged leases..........................................     347,861       345,873
  Commercial real estate mortgages..........................      12,832        31,740
                                                              ----------    ----------
          Total finance receivables.........................   5,599,896     3,611,397
Allowance for losses on receivables.........................    (112,769)      (83,887)
                                                              ----------    ----------
          Finance receivables -- net........................   5,487,127     3,527,510
Equipment on operating leases -- net........................     133,171       118,590
Other assets................................................     351,806       116,042
                                                              ----------    ----------
          Total assets......................................  $5,989,483    $3,784,538
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  215,925    $  143,316
Amounts due to Textron Inc..................................      18,065        18,419
Deferred income taxes.......................................     307,035       321,521
Debt........................................................   4,550,758     2,828,830
                                                              ----------    ----------
          Total liabilities.................................   5,091,783     3,312,086
                                                              ----------    ----------
Mandatorily redeemable preferred securities of subsidiary
  trust holding debentures of Litchfield Financial
  Services..................................................      28,539            --
SHAREHOLDER'S EQUITY
Common stock, $100 par value
  (4,000 shares authorized; 2,500 shares issued and
  outstanding)..............................................         250           250
Capital surplus.............................................     508,676       155,171
Retained earnings...........................................     360,235       317,031
                                                              ----------    ----------
          Total shareholder's equity........................     869,161       472,452
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $5,989,483    $3,784,538
                                                              ==========    ==========

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

     For each of the three years in the period ended January 1, 2000

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $    78,904    $    69,576    $    67,741
Adjustments to reconcile net income to net cash
Provided by operating activities:
  Provision for losses..............................       32,067         20,483         22,824
  Increase (decrease) in accrued interest and other
     liabilities....................................       28,249         42,209         (4,901)
  Depreciation and amortization.....................       19,417         13,716         11,221
  Leveraged lease noncash earnings..................       (3,588)        (7,646)        (5,162)
  Increase (decrease) in deferred income taxes......       (4,558)         2,228          3,927
  Gain on sale of investment........................       (4,710)            --             --
  Gain on receivables securitization................           --         (3,400)        (3,500)
  Other.............................................       (1,807)         7,141            462
                                                      -----------    -----------    -----------
          Net cash provided by operating
            activities..............................      143,974        144,307         92,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.........   (4,920,185)    (4,069,256)    (2,711,680)
Finance receivables repaid or sold..................    4,090,220      3,458,873      2,444,301
Proceeds from receivables securitization............           --        259,577        373,046
Acquisitions, net of cash acquired..................     (714,942)      (203,203)            --
Purchase of assets for operating leases.............      (62,579)       (36,840)       (38,073)
Proceeds from disposition of operating lease and
  other assets......................................       43,737         25,892         45,409
Net proceeds from sale of investment................        4,501             --             --
Other capital expenditures..........................      (11,025)       (12,948)        (7,443)
Proceeds from real estate owned.....................        3,503          2,028          5,460
Other investments...................................      (10,053)        (5,997)            --
                                                      -----------    -----------    -----------
          Net cash provided by (used in) investing
            activities..............................   (1,576,823)      (581,874)       111,020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt............    2,345,013        370,000        200,000
Principal payments on long-term debt................   (1,056,392)      (304,311)      (335,880)
Net increase (decrease) in commercial paper.........     (181,391)       188,176         23,313
Net increase in short-term debt.....................       95,540        163,031         35,739
Proceeds from issuance of nonrecourse debt..........       51,286         60,404             --
Principal payments on nonrecourse debt..............     (143,675)       (39,937)       (38,938)
Net increase (decrease) in amounts due to Textron
  Inc. .............................................         (354)        12,003         (7,744)
Capital contributions from Textron Inc. ............      353,505         59,300             --
Dividends paid to Textron Inc.......................      (35,700)       (62,300)       (73,580)
                                                      -----------    -----------    -----------
          Net cash provided by (used in) financing
            activities..............................    1,427,832        446,366       (197,090)
                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.....................       (5,017)         8,799          6,542
Cash and equivalents at beginning of year...........       22,396         13,597          7,055
                                                      -----------    -----------    -----------
Cash and equivalents at end of year.................  $    17,379    $    22,396    $    13,597
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

For each of the three years in the period ended January 1, 2000

                                                   COMMON    CAPITAL     RETAINED
                                                   STOCK     SURPLUS     EARNINGS     TOTAL
                                                   ------    --------    --------    --------
                                                                 (In thousands)
BALANCE DECEMBER 28, 1996........................   $250     $ 95,871    $315,594    $411,715
Net income.......................................     --           --      67,741      67,741
Dividends to Textron Inc.........................     --           --     (73,580)    (73,580)
                                                    ----     --------    --------    --------
BALANCE JANUARY 3, 1998..........................    250       95,871     309,755     405,876
Net income.......................................     --           --      69,576      69,576
Capital contributions from Textron Inc...........     --       59,300          --      59,300
Dividends to Textron Inc.........................     --           --     (62,300)    (62,300)
                                                    ----     --------    --------    --------
BALANCE JANUARY 2, 1999..........................    250      155,171     317,031     472,452
NET INCOME.......................................     --           --      78,904      78,904
CAPITAL CONTRIBUTIONS FROM TEXTRON INC...........     --      353,505          --     353,505
DIVIDENDS TO TEXTRON INC. .......................     --           --     (35,700)    (35,700)
                                                    ----     --------    --------    --------
BALANCE JANUARY 1, 2000..........................   $250     $508,676    $360,235    $869,161
                                                    ====     ========    ========    ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (TFC or the Company) is a diversified commercial finance company offering specialized lending in three active business segments: Term Loans and Leases, Revolving Credit and Specialty Finance. TFC originates financing transactions for numerous industries, including aircraft, golf and timeshare resorts. TFC's other financial services and products include syndications, portfolio servicing, asset management and insurance brokerage. TFC is a subsidiary of Textron Inc. (Textron), an $11.6 billion global, multi-industry company with market-leading businesses in Aircraft, Automotive, Industrial and Finance. At January 1, 2000, 21% of TFC's total managed finance receivables were related to Textron or Textron's products. TFC's principal markets are located in North America. However, the Company finances Textron manufactured products worldwide, principally Bell helicopters and Cessna aircraft. TFC's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of TFC and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results may differ from such estimates.

  Finance Charges and Discounts and Investment Tax Credits

     Finance charges and discounts include interest on loans, capital lease earnings and discounts on certain revolving credit arrangements. Finance charges and investment tax credits are recognized in finance charge revenues using the interest method to produce a constant rate of return over the terms of the receivables. Accrual of interest income is suspended for accounts which are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

  Other Income

     Other income includes late charges, prepayment penalties, residual gains and other miscellaneous fees which are primarily recognized as income when received.

     Other income also includes syndication gains on the sale of loans and leases. Syndication gains (excluding securitizations) were $13.6 million, $9.9 million and $9.3 million in 1999, 1998 and 1997, respectively. In some circumstances, the Company sells or securitizes loans and leases and retains interest-only strips, subordinated tranches, servicing rights and cash reserve accounts. Gain or loss on sale depends in part on the previous carrying amount of retained interests, allocated in proportion to the fair value of the amounts sold and retained. Subsequent to the sales, certain retained interests are carried at fair value. The Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

  Finance Receivable Origination Fees and Costs

     Fees received and direct loan origination costs are deferred and amortized to finance charge revenues over the contractual lives of the respective receivables using the interest method. Unamortized amounts are recognized in revenues when receivables are sold or paid in full.

  Allowance for Losses on Receivables

     Provisions for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover losses in the existing receivable portfolio. Management evaluates the allowance by examining current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends.

     Finance receivables are written off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral when the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Reserves relating to nonperforming assets, which assets are expected to be recovered through future cash payments, were established based on the present value of those cash flows discounted at the original interest rate of the loan. Reserves for collaterally dependent loans are established to provide for the difference between the estimated fair value, less cost to sell, and the loan balance.

  Equipment on Operating Leases

     Income from operating leases is recognized in equal amounts over the lease term. The cost of such assets is capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets or the lease term.

  Intangible Assets

     TFC amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis over periods ranging from 10 to 25 years. Goodwill at January 1, 2000, and January 2, 1999, was $211.4 million and $27.1 million, net of accumulated amortization of $4.0 million and $0.6 million, respectively. Amortization totaled $3.4 million, $0.6 million and $0 for the years ended 1999, 1998 and 1997, respectively. At January 1, 2000, approximately $53.8 million of goodwill (net of accumulated amortization) was deductible for federal income tax purposes over 15 years under Section 197 of the Internal Revenue Code.

     Certain other identified intangible assets are being amortized over periods ranging from five to six years. TFC periodically evaluates the carrying value of its intangible assets for impairment to determine if a write-down to fair value is necessary. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets.

  Pension Benefits and Postretirement Benefits Other than Pensions

     TFC participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $0.9 million, $0.8 million and $0.7 million in 1999, 1998 and 1997, respectively. The cost of the defined benefit pension plan amounted to approximately $2.6 million, $1.2 million and $0.9 million in 1999, 1998 and 1997, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in accrued interest and other liabilities on TFC's consolidated balance sheet.

  Foreign Currency Exchange Contracts

     TFC has entered into foreign currency exchange contracts to minimize its currency exchange risk on its foreign currency receivables and debt. Gains and losses on foreign currency exchange contracts that hedge foreign currency receivables and debt are recognized in income as the exchange rates change and offset foreign currency gains and losses on the foreign currency receivables and debt. While TFC is exposed to credit loss in the event of nonperformance by the counterparties to the contracts, TFC does not anticipate nonperformance by any of those parties. TFC had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 1999. Foreign currency exchange gains and losses in 1999, 1998 and 1997 were not material.

  Interest Rate Exchange Agreements

     As part of managing interest rate exposure on its variable interest rate borrowings, TFC is a party to various interest rate exchange agreements. While TFC is exposed to credit loss for the periodic settlement of amounts due under such agreements in the event of nonperformance by the counterparties, TFC does not anticipate nonperformance by any of those parties. TFC currently minimizes this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of a middle "A," by continuously monitoring the counterparties' credit ratings and by limiting exposure with any one financial institution. TFC had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 1999.

     Interest differentials to be paid or received are accrued and recognized in interest expense over the lives of the agreements.

     Fees and expenses incurred to enter into interest rate exchange agreements are deferred and subsequently amortized to expense over the terms of the agreements.

  Income Taxes

     TFC's revenues and expenses are included in Textron's consolidated tax return. Current tax expense is based on allocated federal tax charges and benefits on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in Textron's consolidated returns.

     Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax rates expected to be in effect when such amounts are expected to be realized or settled.

  Fair Value of Financial Instruments

     Fair values of financial instruments are based upon estimates at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts TFC could realize or settle currently. TFC does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

  Cash and Equivalents

     Cash and equivalents consist of cash in banks and overnight interest-bearing deposits in banks.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 RELATIONSHIP WITH TEXTRON INC.

     TFC is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. TFC recognized finance charge revenues from

Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $7.2 million in 1999, $3.7 million in 1998, $0.1 million in 1997, and operating lease revenues of $9.5 million in 1999, $10.8 million in 1998, $13.3 million in 1997. In 1999, 1998 and 1997, TFC paid Textron $1,260.0 million, $980.4 million, $736.3 million, respectively, for the purchase of receivables and operating lease assets.

     TFC and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the TFC-Textron relationship.

     Under operating agreements with Textron, TFC has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $840.6 million at January 1, 2000, and $540.2 million at January 2, 1999, and operating leases of $69.1 million at January 1, 2000, and $76.6 million at January 2, 1999, were subject to recourse to Textron or due from Textron. In addition, TFC had recourse to Textron on subordinated certificates of $26.8 million and $27.2 million at year-end 1999 and 1998, respectively, and on cash reserves of $10.2 million at year-end 1999 and 1998. Both the subordinated certificates and the cash reserves were related to receivable securitizations.

     Under the operating agreements between Textron and TFC, Textron has made available to TFC a $100 million line of credit for junior subordinated borrowings at the prime interest rate (8.50% at January 1, 2000). TFC had no borrowings under this line at January 1, 2000 or January 2, 1999. In addition, Textron has agreed to lend TFC, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by TFC. The Company had borrowings from Textron of $18.6 million at January 1, 2000 ($18.8 million at January 2, 1999) under this arrangement, which are reflected in Amounts due to Textron Inc. on TFC's consolidated balance sheet.

     Textron has also agreed with TFC to cause TFC's pretax income available for fixed charges to be not less than 125% of its fixed charges, as defined, and its consolidated Shareholder's equity to be not less than $200 million. No related payments were required for 1999, 1998, or 1997.

     The Company has an income tax liability of $19.0 million at January 1, 2000 as compared to $4.6 million at January 2, 1999. These amounts are included in Accrued interest and other liabilities on TFC's consolidated balance sheet, and will be settled with Textron as Textron manages its consolidated federal tax position.

NOTE 3 ACQUISITIONS

     During 1999 and 1998, TFC acquired the businesses listed in the table below. The acquisitions were accounted for as purchases and accordingly, the results of operations of each acquired business are included in the statement of income from the date of acquisition. Goodwill, net of other identified intangibles, is being amortized in accordance with the Company's accounting policies. TFC is in the process of finalizing the purchase price allocation for the fourth quarter 1999 acquisitions and expects to complete the purchase price allocations for these acquisitions in the first quarter of 2000.

                                                            FAIR VALUE OF
                                                 PURCHASE    NET ASSETS
                           ACQUISITION            PRICE       ACQUIRED         TYPE OF FINANCE BUSINESS
                   ----------------------------  --------   -------------   -------------------------------
                                                      (IN MILLIONS)
November 3, 1999   Litchfield Financial
                     Corporation...............   $182.5       $ 48.7       Resort and other receivables
October 1, 1999    Green Tree Financial........    495.1        456.4       Aircraft and franchise
July 1, 1999       RFC Capital Corporation.....     18.0          4.3       Factoring
March 31, 1999     Southern Capital
                     Corporation...............     52.8         50.2       Specialized equipment
December 31, 1998  Business Leasing Group......    186.4        174.4       Small ticket equipment
February 20, 1998  Systran Financial Services
                     Corporation...............     22.8          8.2       Factoring

NOTE 4 RECEIVABLE SECURITIZATIONS

     The Company securitized $273 million and $401 million of loan and lease receivables in the third quarters of 1998 and 1997, respectively. These transactions resulted in gains of $3.4 million and $3.5 million in 1998 and 1997, respectively. Retained interests in transferred assets consist primarily of subordinated certificates totaling $27 million at year-end 1999 and 1998, as well as interest-only securities. Additionally, $4 million of proceeds were used to fund a restricted cash reserve to support the 1998 transaction, as compared to $6 million for the 1997 transaction. Both the subordinated certificates and the cash reserve are included in Other assets on TFC's consolidated balance sheet. TFC did not recognize a servicing asset or liability.

     Interest-only securities represent the right to receive certain cash flows which exceed the amount of cash flows sold in the Company's securitized contract sale. Interest-only securities generally represent the value of interest to be collected on the underlying financial contracts of the securitization over the sum of the interest to be paid to security classes sold, contractual servicing fees and credit losses. These cash flows are projected and discounted over the expected life of the financial contracts using prepayment, default, loss and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

     TFC has entered into certain interest rate exchange agreements to mitigate its exposure to decreases in interest rates on its interest-only securities. Under the interest rate exchange agreements, TFC makes periodic variable rate payments based upon the prime rate and one- and six-month LIBOR and receives fixed rate payments.

     These interest rate exchange agreements are adjusted periodically to match the amortization of the variable rate contracts in the securitized portfolio and are summarized in the following table:

                                                                1999         1998
                                                              --------     --------
                                                              (Dollars in millions)
Prime rate..................................................    8.50%        7.75%
One-month LIBOR.............................................    5.82%        4.94%
Six-month LIBOR.............................................    6.13%        4.94%
1998 SECURITIZATION
Notional principal -- variable payments tied to the prime
  rate......................................................   $39.1        $55.3
Fixed rate (received).......................................    7.94%        7.94%
Notional principal -- variable payments tied to one-month
  LIBOR.....................................................   $19.2        $34.3
Fixed rate (received).......................................    5.13%        5.13%
1997 SECURITIZATION
Notional principal -- variable payments tied to the prime
  rate......................................................   $13.1        $46.6
Fixed rate (received).......................................    8.77%        8.77%
Notional principal -- variable payments tied to six-month
  LIBOR.....................................................   $11.8        $21.2
Fixed rate (received).......................................    5.97%        5.97%

     Interest rate floor agreements, entered into through AAA-rated counterparts to the Textron Financial Corporation Receivables Trusts 1998-A and 1997-A (the Trusts), provide a minimum interest rate on variable rate receivables held by the Trusts and are tied to both the prime rate and one- and six-month LIBOR. The Trusts receive payments when the floor rate exceeds the corresponding index interest rate. These interest rate floor agreements are adjusted periodically to match the amortization of the variable rate contracts in the securitized portfolio and are summarized as follows:

                                                                1999         1998
                                                              --------     --------
                                                              (Dollars in millions)
Prime rate..................................................    8.50%        7.75%
One-month LIBOR.............................................    5.82%        4.94%
Six-month LIBOR.............................................    6.13%        4.94%

                                                                1999         1998
                                                              --------     --------
                                                              (Dollars in millions)
1998 SECURITIZATION
Notional principal tied to the prime rate...................   $43.4        $57.6
Floor rate..................................................    8.50%        8.50%
Notional principal tied to one-month LIBOR..................   $19.8        $36.5
Floor rate..................................................    5.34%        5.34%
1997 SECURITIZATION
Notional principal tied to the prime rate...................   $17.1        $70.5
Floor rate..................................................    8.50%        8.50%
Notional principal tied to six-month LIBOR..................   $15.2        $37.1
Floor rate..................................................    5.65%        5.65%

     TFC also has a securitization program consisting of a $125 million interest in a designated pool of fixed and floating installment contracts. Effective July 1, 1999, TFC discontinued the sale of eligible assets into the pool.

NOTE 5 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at January 1, 2000 were as follows:

                                    2000        2001       2002       2003       2004     THEREAFTER     TOTAL
                                 ----------   --------   --------   --------   --------   ----------   ----------
                                                                  (In thousands)
Installment contracts..........  $  398,547   $299,201   $242,589   $203,164   $147,034   $  846,731   $2,137,266
Revolving loans................     613,150    170,068    288,231    176,666     89,872       62,076    1,400,063
Floorplan receivables..........     571,694     77,389      5,115      2,450        431           --      657,079
Golf course and resort
  mortgages....................     110,120     37,298    115,574     49,786     75,533      147,071      535,382
Finance leases.................     119,018    113,505    100,736     83,186     41,905       51,063      509,413
Leveraged leases...............      14,488     (5,169)    (7,251)    (6,589)    31,862      320,520      347,861
Commercial real estate
  mortgages....................      12,832         --         --         --         --           --       12,832
                                 ----------   --------   --------   --------   --------   ----------   ----------
Total finance receivables......  $1,839,849   $692,292   $744,994   $508,663   $386,637   $1,427,461   $5,599,896
                                 ==========   ========   ========   ========   ========   ==========   ==========

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. The ratio of cash collections (net of finance charges) to average net receivables, excluding floorplan receivables and revolving loans, was approximately 55% in 1999 and 56% in 1998. During 1999 and 1998, cash collections of finance receivables (excluding proceeds from sales of receivable portfolios) were $3.87 billion and $3.41 billion, respectively.

     Installment contracts and finance leases have initial terms generally ranging from one to 12 years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Finance leases include residual values expected to be realized at contractual maturity.

     Revolving loans generally have terms of one to three years, and at times convert to term loans that contractually amortize over an average term of seven years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivable and the underlying real property. Floorplan receivables generally mature within one year. Floorplan receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and floorplan receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 1999, such cash turnover was 2.8 times contractual maturities.

     Golf course mortgages have initial terms generally ranging from three to seven years with amortization periods from 15 to 20 years. Resort mortgages generally represent construction loans with terms up to

24 months. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $426.5 million, consists of loans with an average balance of $5.6 million with an average remaining contractual maturity of five years. Resort mortgages, totaling $108.9 million, consists of loans with an average balance of $6.1 million with an average remaining contractual maturity of 18 months.

     Leveraged leases are secured by the ownership of the leased asset that include both equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

     TFC's finance receivables are diversified across geographic region, borrower industry and type of collateral. TFC's owned and securitized receivable geographic concentrations at January 1, 2000 were as follows: Southeast 26%; Far West 16%; Southwest 12%; Great Lakes 11%; Mideast 9%; Plains 6%; New England 5%; other domestic 5%; South America 5%; and other international 5%. TFC's most significant collateral concentration was aircraft, which accounted for 26% of owned and securitized receivables (23% of owned receivables) at January 1, 2000. There were no significant industry concentrations at January 1, 2000.

  Finance Leases

                                                                1999         1998
                                                              ---------    --------
                                                                 (In thousands)
Total minimum lease payments receivable.....................  $ 452,766    $390,232
Estimated residual values of leased equipment...............    164,416     130,403
                                                              ---------    --------
                                                                617,182     520,635
Unearned income.............................................   (107,769)    (96,199)
                                                              ---------    --------
Net investment in finance leases............................  $ 509,413    $424,436
                                                              =========    ========

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $138.5 million in 2000; $116.2 million in 2001; $86.5 million in 2002; $54.9 million in 2003;
$25.8 million in 2004 and $30.9 million thereafter.

  Leveraged Leases

                                                                1999         1998
                                                              ---------    ---------
                                                                  (In thousands)
Rental receivable (net of principal and interest on
  nonrecourse debt).........................................  $ 203,423    $ 200,134
Estimated residual values of leased assets..................    425,041      428,809
Less unearned income........................................   (280,603)    (283,070)
                                                              ---------    ---------
Investment in leveraged leases..............................    347,861      345,873
Deferred income taxes.......................................   (259,792)    (255,034)
Fees payable................................................       (386)      (1,607)
                                                              ---------    ---------
Net investment in leveraged leases..........................  $  87,683    $  89,232
                                                              =========    =========

     Approximately 65% of TFC's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (In thousands)
Income recognized including investment tax credits..........  $23,139    $16,426    $14,717
Income tax expense..........................................   (8,844)    (6,237)    (5,089)
                                                              -------    -------    -------
Income from leveraged leases................................  $14,295    $10,189    $ 9,628
                                                              =======    =======    =======

  Loan Impairment

     At January 1, 2000 and January 2, 1999, the Company had nonaccrual loans and leases totaling $83.6 million and $69.9 million, respectively. Approximately $65.4 million and $46.5 million of these respective amounts were considered impaired. Finance leases and homogenous loan portfolios are excluded from the impaired assets. Cash payments, including finance charges on nonaccrual accounts, generally are applied to reduce loan principal. The allowance for losses on receivables related to impaired loans was $20.8 million at January 1, 2000 and $14.9 million at January 2, 1999.

     The average recorded investment in impaired loans during 1999 and 1998 was $46.6 million and $50.7 million, respectively. Nonaccrual accounts resulted in TFC's revenues being reduced by $4.7 million in 1999, $5.1 million in 1998, and $5.6 million in 1997. No interest income was recognized using the cash basis method.

  Allowance for Losses on Receivables

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (In thousands)
Balance at beginning of year...............................  $ 83,887    $ 77,394    $ 74,824
Provision for losses.......................................    32,067      20,483      21,824
Receivable charge-offs.....................................   (28,293)    (21,181)    (24,848)
Recoveries.................................................     4,676       4,860       6,294
Acquisitions and others....................................    20,432       2,331        (700)
                                                             --------    --------    --------
Balance at end of year.....................................  $112,769    $ 83,887    $ 77,394
                                                             ========    ========    ========

  Managed Finance Receivables

     TFC manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                                 1999          1998
                                                              ----------    ----------
                                                                   (In thousands)
Owned receivables...........................................  $5,599,896    $3,611,397
Securitized receivables.....................................     613,860       616,220
                                                              ----------    ----------
                                                               6,213,756     4,227,617
Nonrecourse participations..................................     493,238       228,357
Third-party portfolio servicing.............................      89,507        30,908
SBA sales agreements........................................      28,280        21,958
                                                              ----------    ----------
Total managed finance receivables...........................  $6,824,781    $4,508,840
                                                              ==========    ==========

NOTE 6 EQUIPMENT ON OPERATING LEASES

                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands)
Equipment on operating leases, at cost:
  Aircraft..................................................  $150,167    $147,261
  Golf cars.................................................    11,133          --
Accumulated depreciation:
  Aircraft and golf cars....................................   (28,129)    (28,671)
                                                              --------    --------
Equipment on operating leases -- net........................  $133,171    $118,590
                                                              ========    ========

     Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at January 1, 2000 are $19.1 million in 2000; $13.5 million in 2001; $10.7 million in 2002; $6.7 million in 2003; and $5.4 million in 2004; and $9.1 thereafter.

NOTE 7 OTHER ASSETS

                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands)
Goodwill -- net.............................................  $211,378    $ 27,093
Securitization related assets...............................    51,252      46,092
Fixed assets -- net.........................................    29,214      19,853
Other long-term investments.................................    17,799       5,997
Other.......................................................    42,163      17,007
                                                              --------    --------
Total other assets..........................................  $351,806    $116,042
                                                              ========    ========

     The cost of fixed assets is being depreciated using the straight-line method based on estimated useful lives of the assets. Depreciation expense was $5.4 million in 1999, $3.5 million in 1998 and $2.1 million in 1997.

     TFC acquired Litchfield Financial Corporation (Litchfield) on November 3, 1999. Litchfield had retained interests associated with securitizations prior to acquisition. These retained interests are included in the above table.

NOTE 8 DEBT AND CREDIT FACILITIES

                                                                 1999          1998
                                                              ----------    ----------
                                                                   (In thousands)
Short-term debt:
  Commercial paper..........................................  $1,004,200    $1,185,591
  Short-term debt...........................................     334,821       239,281
                                                              ----------    ----------
          Total short-term debt.............................   1,339,021     1,424,872
Long-term debt:
  5.66% -- 5.86% notes; due 2000 to 2002....................     233,000        33,000
  6.13% -- 6.51% notes; due 2000 to 2001....................     112,500       204,000
  7.13% -- 7.67% notes; due 2000 to 2004....................   1,140,013       234,958
  9.3% Litchfield note; due 2004............................      21,224            --
  Variable rate notes due 2000 to 2002......................   1,705,000       932,000
                                                              ----------    ----------
          Total long-term debt..............................   3,211,737     1,403,958
                                                              ----------    ----------
          Total debt........................................  $4,550,758    $2,828,830
                                                              ==========    ==========

     TFC has lines of credit with a bank group aggregating $1.2 billion at January 1, 2000, of which $400 million will expire in 2000 and $800 million will expire in 2003. TFC's lines of credit, including the line of credit with Textron, not used or reserved as support for commercial paper at January 1, 2000 were $296 million. TFC also maintains a $50 million (Canadian) facility, which expires in 2000 and was fully drawn at year-end. TFC generally pays fees in support of these lines.

     The weighted average interest rates on short-term borrowings, before consideration of the effect of interest rate exchange agreements at year-end, were as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Commercial paper............................................  6.59%   6.12%   6.14%
Short-term debt.............................................  5.90%   6.91%   5.54%

     The corresponding weighted average interest rates on these borrowings during the last three years were 5.40% in 1999, 5.83% in 1998 and 5.77% in 1997. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on TFC's variable rate notes is tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 6.39% at January 1, 2000 and 5.79% at January 2, 1999.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At January 1, 2000, $332.4 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (not less than 125%).

     Required principal payments during the next five years on long-term debt outstanding at January 1, 2000 are as follows: $507.5 million in 2000; $833.0 million in 2001; $1,040.0 million in 2002; $213.0 million in 2003 and $618.2 million in 2004.

     Cash payments made by TFC for interest were $181.9 million in 1999, $152.9 million in 1998 and $153.0 million in 1997.

NOTE 9 INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, TFC makes periodic fixed payments in exchange for periodic variable payments and vice versa. TFC has entered into such agreements to mitigate its exposure to increases in interest rates.

     Interest rate exchange agreements, excluding those related to securitizations, were designated against specific short- and long-term notes and had the effect of adjusting the average rate of interest during the year to 5.64% from 5.57% on variable rate notes and to 6.74% from 6.79% on fixed rate notes. Interest rate exchange agreements in effect on January 1, 2000 will expire both in 2000 and 2001.

                                                                 1999          1998
                                                              ----------    ----------
                                                               (Dollars in thousands)
Weighted average original term..............................   1.2 YEARS     2.5 years
NOTIONAL PRINCIPAL..........................................  $  300,000    $  250,000
Fixed weighted average interest rate (paid).................        5.76%         6.26%
Variable weighted average interest rate (received)..........        6.16%         5.27%
NOTIONAL PRINCIPAL..........................................          --    $   50,000
Fixed weighted average interest rate (received).............          --          6.30%
Variable weighted average interest rate (paid)..............          --          5.22%
NOTIONAL PRINCIPAL-BASIS SWAP...............................  $  125,000            --
Float based on LIBOR (received).............................        6.07%           --
Float based on the prime rate (paid)........................        5.84%           --

NOTE 10 MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING DEBENTURES

     Prior to TFC's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued $26.2 million of preferred securities to the public. The trust subsequently invested in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The debentures are the sole asset of the trust. The amounts due to the trust under the subordinated debentures and the related income statement amounts have been eliminated in TFC's consolidated financial statements.

     The preferred securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Series A Preferred Securities are fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding Series A Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

     As a result of the acquisition, TFC has agreed on a subordinated basis to make payments to the holders of the preferred securities, when due, to the extent not paid by or on behalf of the trust or the subsidiary. Accordingly, TFC has disclosed certain summary financial information of Litchfield and its subsidiary. This information, for the year ended January 1, 2000, includes the operating results for the ten months preceding the acquisition by TFC.

     The summary financial information of Litchfield and its subsidiary has been prepared on an historical cost basis. Accordingly, the effects of certain purchase price adjustments to the assets and liabilities of Litchfield and its results of operations have been eliminated from the Litchfield information provided in the table below:

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AT AND FOR THE YEAR ENDED JANUARY 1, 2000
                                 (IN THOUSANDS)

                                   CONSOLIDATED
                                  TFC EXCLUDING
                                  LITCHFIELD AND                 SUBSIDIARY   ADJUSTMENTS/        CONSOLIDATED
                                 SUBSIDIARY TRUST   LITCHFIELD     TRUST      ELIMINATIONS            TFC
                                 ----------------   ----------   ----------   ------------        ------------
CONDENSED CONSOLIDATED STATEMENT
OF INCOME
Revenues.......................     $  452,462       $ 49,052     $ 1,718       $(40,329)(1)       $  462,903
Expenses.......................        325,001         41,825       1,718        (34,173)(1)(2)       334,371
                                    ----------       --------     -------       --------           ----------
Income before income taxes and
  distributions on preferred
  securities...................        127,461          7,227          --         (6,156)             128,532
Income taxes...................         48,972          2,767          --         (2,354)(1)(2)        49,385
Distributions of preferred
  securities (net of tax
  benefit).....................             --          1,058          --           (815)(1)(2)           243
                                    ----------       --------     -------       --------           ----------
Net income.....................     $   78,489       $  3,402     $    --       $ (2,987)          $   78,904
                                    ==========       ========     =======       ========           ==========

CONDENSED CONSOLIDATED BALANCE
  SHEET
Total assets...................     $5,249,147       $631,200     $26,200       $ 82,936(2)        $5,989,483
                                    ==========       ========     =======       ========           ==========
Total liabilities..............      4,564,179        559,558          --        (31,954)(2)        5,091,783
Mandatorily reedemable
  preferred securities of
  subsidiary trust holding
  debentures of Litchfield
  Financial Services...........             --             --      26,200          2,339(2)            28,539
Total shareholder's equity.....        684,968         71,642          --        112,551(2)           869,161
                                    ----------       --------     -------       --------           ----------
Total liabilities and
  shareholder's equity.........     $5,249,147       $631,200     $26,200       $ 82,936           $5,989,483
                                    ==========       ========     =======       ========           ==========

---------------
(1) Elimination of the operating results of Litchfield and Subsidiary Trust for the ten months prior to the acquisition.

(2) Purchase price adjustments required to state acquired assets and liabilities at fair value and the amortization of goodwill associated with the acquisition.

NOTE 11 INCOME TAXES

     Income before income taxes and distributions on preferred securities is as follows:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (In thousands)
Current:
  United States............................................  $126,837    $110,738    $106,018
  Foreign..................................................     1,695       1,888       2,061
                                                             --------    --------    --------
          Total............................................  $128,532    $112,626    $108,079
                                                             ========    ========    ========

     The components of income taxes were as follows:

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                     (In thousands)
Current:
  Federal...................................................  $47,514    $34,619    $32,324
  State.....................................................    5,666      5,377      3,224
  Foreign...................................................      763        826        863
                                                              -------    -------    -------
Total current income taxes..................................   53,943     40,822     36,411
Deferred:
  Federal...................................................   (6,145)       544      3,045
  State.....................................................    1,587      1,684        882
                                                              -------    -------    -------
          Total deferred income taxes.......................   (4,558)     2,228      3,927
                                                              -------    -------    -------
          Total income taxes................................  $49,385    $43,050    $40,338
                                                              =======    =======    =======

     Cash paid for income taxes was $34.9 million in 1999, $26.1 million in 1998 and $44.3 million in 1997. The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory income tax rate...........................  35.0%   35.0%   35.0%
State income taxes..........................................   4.0     4.1     2.6
Tax exempt interest.........................................  (0.3)   (0.3)   (0.4)
Goodwill....................................................   0.6      --      --
Other, net..................................................  (0.9)   (0.6)    0.1
                                                              ----    ----    ----
Effective income tax rate...................................  38.4%   38.2%   37.3%
                                                              ====    ====    ====

     The components of TFC's deferred tax assets and liabilities were as follows:

                                                                1999        1998
                                                              --------    --------
                                                                 (In thousands)
Deferred tax assets:
  Allowance for losses......................................  $ 35,756    $ 31,599
  State net operating losses................................     5,818       4,573
  Deferred origination fees.................................     4,730       2,013
  Nonaccrual loans..........................................     3,325       2,674
  Other.....................................................    17,287       5,416
                                                              --------    --------
Total deferred tax assets...................................    66,916      46,275
Less: valuation allowance...................................    (1,245)         --
                                                              --------    --------
Net deferred tax assets.....................................  $ 65,671    $ 46,275
                                                              ========    ========
Deferred tax liabilities:
  Leveraged leases..........................................  $259,792    $255,034
  Finance leases............................................    81,286      76,179
  Equipment on operating leases.............................    25,325      25,719
  Other.....................................................     6,303      10,864
                                                              --------    --------
          Total deferred tax liabilities....................   372,706     367,796
                                                              --------    --------
          Net deferred tax liabilities......................  $307,035    $321,521
                                                              ========    ========

     At January 1, 2000 TFC had state net operating loss carryforwards of approximately $112 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2000 through 2014. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. TFC is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

NOTE 12 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of TFC's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, real estate loans, floorplan receivables and revolving loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for TFC's estimates of prepayments, refinances and loan losses based on internal historical data. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates, or TFC valuations based on the fair value of the related collateral. The fair values of TFC's finance leases, leveraged leases and operating leases ($509.4 million, $347.9 million and $133.2 million, net carrying amount, respectively, at January 1, 2000 and $424.4 million, $345.9 million and $118.6 million, net carrying amount, respectively, at January 2,
1999) are not required to be disclosed under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements and Foreign Currency Exchange
Agreements

     The estimated fair value of fixed rate debt was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of variable rate debt and short-term borrowings supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements and foreign currency exchange agreements were determined by independent investment bankers and represent the estimated amounts that TFC would be required to pay to (or collect from) a third-party to assume TFC's obligations under the agreements.

     The carrying values and estimated fair values of TFC's financial instruments for which it is practicable to calculate a fair value are as follows:

                                                     1999         1999         1998         1998
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (In thousands)
ASSETS:
Installment contracts...........................  $2,137,266   $2,080,226   $1,338,644   $1,343,642
Revolving loans.................................   1,400,063    1,394,442      555,571      555,577
Floorplan receivables...........................     657,079      655,902      572,289      571,810
Golf course and resort mortgages................     535,382      528,686      342,844      347,988
Subordinated certificates.......................      27,280       27,280       27,214       27,214
Commercial real estate mortgages................      12,832        5,645       31,740       18,015
Trustee cash reserve............................      12,097       12,097       10,210       10,210
Investments in equity partnerships..............      11,435       11,435        5,997        5,997
Interest-only securities........................       6,411        6,411        8,668        8,668
Allowance for loan losses.......................     (95,882)          --      (67,024)          --
                                                  ----------   ----------   ----------   ----------
                                                  $4,703,963   $4,722,124   $2,826,153   $2,889,121
                                                  ==========   ==========   ==========   ==========
LIABILITIES:
Commercial paper and short-term debt............  $1,339,021   $1,339,021   $1,424,872   $1,424,872
Variable rate long-term notes...................   1,705,000    1,705,000      932,000      932,000
Fixed rate long-term debt.......................   1,506,737    1,490,666      471,958      479,075
Interest-free loan due Textron Inc. ............      18,633       15,259       18,810       15,662
Foreign currency exchange agreements............          --           71           --          (55)
Interest rate exchange agreements...............          --       (1,628)          --        1,301
                                                  ----------   ----------   ----------   ----------
                                                  $4,569,391   $4,548,389   $2,847,640   $2,852,855
                                                  ==========   ==========   ==========   ==========

NOTE 13 COMMITMENTS

     TFC generally enters into various commitments and letters of credit in response to the financing needs of its customers. Commitments to fund new and existing borrowers have fixed expiration dates, termination clauses and typically require payment of a fee. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Generally, interest rates on these commitments are not set until the loans are funded; therefore, TFC is not exposed to interest rate changes.

     These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheet. As many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies for controlling this risk are similar to those involved in the Company's normal lending transactions.

     The contractual amount of the Company's outstanding commitments and letters of credit are shown below:

                                                                 DUE TO EXPIRE
                                                       ---------------------------------
                                                       WITHIN ONE YEAR    AFTER ONE YEAR    TOTAL 1999
                                                       ---------------    --------------    ----------
                                                                        (In millions)
Commitments to extend credit:
Loans and leases.....................................      $ 57.5             $ 21.1          $ 78.6
Contingent loan commitments..........................          --               89.0            89.0
Unused secured revolving credit......................       247.2              688.2           935.4
Letters of credit:
Standby letters of credit............................         1.0               25.6            26.6
Other letters of credit..............................          --                4.2             4.2

     TFC's offices are occupied under noncancelable operating leases expiring on various dates through 2007. Rental expense was $4.4 million in 1999 ($3.5 million in 1998 and $2.5 million in 1997). Future minimum rental commitments for all noncancelable operating leases in effect at January 1, 2000 approximated $3.9 million for 2000; $3.0 million for 2001; $2.7 million for 2002; $2.0 million for 2003; $1.6 million for 2004; and $1.7 million thereafter. Of these amounts, $1.3 million in 2000, $0.7 million in 2001, $0.4 million in 2002 and $0.1 million in 2003 are payable to Textron and its subsidiaries.

NOTE 14 CONTINGENCIES

     There are pending or threatened against TFC and its subsidiaries lawsuits and other proceedings. Among these suits and proceedings are some which seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended or contested on behalf of TFC and its subsidiaries. On the basis of information presently available, TFC believes any such liability would not have a material effect on TFC's net income or financial condition.

NOTE 15 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     At year-end 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally for management. The Company's business segments are organized based on the nature of products and services provided. The Commercial Real Estate segment is inactive. The accounting policies for these segments are the same as those described for the consolidated entity.

                                                  1999               1998               1997
                                            ----------------   ----------------   ----------------
                                                                (In thousands)
Revenues
  Term Loans and Leases...................  $  256,171    55%  $  216,643    59%  $  240,419    69%
  Revolving Credit........................     111,370    24%      87,835    24%      62,784    18%
  Specialty Finance.......................      95,302    21%      62,685    17%      45,364    13%
  Commercial Real Estate..................          60    --           (1)   --        1,653    --
                                            ----------   ---   ----------   ---   ----------   ---
Total revenues............................  $  462,903   100%  $  367,162   100%  $  350,220   100%
Income before taxes and distribution on
  preferred securities(1)(2)
  Term Loans and Leases...................  $   67,920         $   70,304         $   81,809
  Revolving Credit........................      28,629             26,398             18,524
  Specialty Finance.......................      34,951             26,752             19,509
  Commercial Real Estate..................      (2,968)           (10,828)           (11,763)
                                            ----------         ----------         ----------
Total income before taxes and distribution
  on preferred securities.................  $  128,532         $  112,626         $  108,079

                                                  1999               1998               1997
                                            ----------------   ----------------   ----------------
                                                                (In thousands)
Finance assets(3)
  Term Loans and Leases...................  $2,926,573         $2,144,429         $1,939,622
  Revolving Credit........................   1,077,570            831,165            548,215
  Specialty Finance.......................   1,716,092            722,653            643,143
  Commercial Real Estate..................      12,832             31,740             49,661
                                            ----------         ----------         ----------
          Total finance assets............  $5,733,067         $3,729,987         $3,180,641
                                            ==========         ==========         ==========

---------------
(1) Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches variable rate debt with variable rate financing assets and fixed rate debt with fixed rate financing assets.

(2) Indirect expenses are allocated to each segment based on the utilization of such resources. Most allocations are based on the segments proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3) Finance assets include finance receivables and equipment on operating leases, net of accumulated depreciation, but exclude repossessed assets and beneficial interests in securitized assets (classified as other assets in TFC's consolidated balance sheet).

NOTE 16 QUARTERLY FINANCIAL DATA (UNAUDITED)

                         FIRST QUARTER       SECOND QUARTER       THIRD QUARTER        FOURTH QUARTER
                       -----------------   ------------------   ------------------   ------------------
                        1999      1998       1999      1998       1999      1998       1999      1998
                       -------   -------   --------   -------   --------   -------   --------   -------
                                                        (In thousands)
Revenues.............  $96,243   $85,390   $103,295   $90,870   $122,367   $98,509   $140,998   $92,393
Expenses.............   70,571    60,812     72,862    63,898     84,238    65,365    106,700    64,461
Net income...........   15,746    15,074     18,671    16,548     23,693    20,317     20,794    17,637
                       =======   =======   ========   =======   ========   =======   ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted per Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted per Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted per Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted per Instruction I of Form 10-K.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of TFC and subsidiaries are included in Item 8:

     1. Consolidated statement of income -- Years ended January 1, 2000, January 2, 1999, and January 3, 1998

     2. Consolidated balance sheet -- January 1, 2000 and January 2, 1999

     3. Consolidated statement of cash flows -- Years ended January 1, 2000, January 2, 1999, and January 3, 1998

     4. Consolidated statement of changes in shareholder's equity -- Years ended January 1, 2000, January 2, 1999, January 3, 1998, and December 28, 1996

     5. Notes to consolidated financial statements -- January 1, 2000

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS

     The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

EXHIBIT
  NO.
-------
  3.1*    Restated Certificate of Incorporation of TFC, dated July 19,
          1993
  3.2*    By-Laws of TFC as of May 4, 1999
  4.1     Long-term debt instruments with principal amounts not
          exceeding 10% of TFC's total consolidated assets are not
          filed as exhibits to this Report. TFC will furnish a copy of those agreements to the SEC upon its request.
 10.1*    Support Agreement dated as of May 25, 1994, between TFC and
          Textron
 10.2*    Receivables Purchase Agreement between TFC and Textron dated as of January 1, 1986
 10.3*    Tax Sharing Agreement between TFC and Textron dated as of
          December 29, 1990
 12.1     Computation of Ratios of Earnings to Fixed Charges
 23.1     Consent of Independent Auditors
 24.1     Power of Attorney dated as of March 15, 2000
 27.1     Financial Data Schedule

---------------
* Incorporated by reference to the Exhibit with the same number as TFC's Registration statement on Form 10 (File No. 0-27559)

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 1, 2000.

    Textron, Cessna, Bell, E-Z-Go, Cushman, Ransomes, Jacobsen, Systran, RFC Capital, Litchfield Financial Corporation, and OmniQuip and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2000.

                                          Textron Financial Corporation
                                          Registrant

                                          By: /s/ STEPHEN A. GILIOTTI
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman, President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 17th day of March 2000, by the following persons on behalf of the registrant and in the capacities indicated:

                                          By: /s/ STEPHEN A. GILIOTTI
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman, President and Chief
                                              Executive Officer, Director
                                              (Principal Executive Officer)

                                          By:                  *
                                            ------------------------------------
                                            Edward C. Arditte
                                            Director
                                          By:                  *
                                            ------------------------------------
                                            Lewis B. Campbell
                                            Director

                                          By:                  *
                                            ------------------------------------
                                            John A. Janitz
                                            Director

                                          By:                  *
                                            ------------------------------------
                                            Terrence O'Donnell
                                            Director

                                          By: /s/ THOMAS J. CULLEN
                                            ------------------------------------
                                            Thomas J. Cullen
                                              Executive Vice President and Chief
                                              Financial
                                            Officer (Principal Financial
                                              Officer)

                                          By: /s/ ERIC SALANDER
                                            ------------------------------------
                                            Eric Salander
                                            Vice President, Finance (Principal
                                              Accounting Officer)

                                          *By: /s/ ELIZABETH C. PERKINS
                                             -----------------------------------
                                             Elizabeth C. Perkins
                                             Attorney-in-fact