Form 10-Q
period 2000-03-31
TEXTRON FINANCIAL CORP
filed 2000-05-12
CIK 709255

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-27559

                            ------------------------

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

                           Yes  [X]          No  [ ]

     All of the shares of common stock of the registrant are owned by Textron
Inc.

================================================================================

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statement of Income for the three
           months
           ended March 31, 2000 and 1999.............................    2
         Condensed Consolidated Balance Sheet at March 31, 2000 and
           January 1, 2000...........................................    3
         Condensed Consolidated Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999.............................    4
         Condensed Consolidated Statement of Changes in Shareholder's
           Equity
           through March 31, 2000....................................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations.............................................   10
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   13
PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
REVENUES
  Finance charges and discounts.............................  $135,201    $81,416
  Rental revenues on operating leases.......................     4,928      4,083
  Other income..............................................    11,858     10,744
                                                              --------    -------
                                                               151,987     96,243
EXPENSES
  Interest..................................................    75,272     41,550
  Selling and administrative................................    27,954     21,061
  Provision for losses......................................     5,461      6,110
  Depreciation of equipment on operating leases.............     1,861      1,850
                                                              --------    -------
                                                               110,548     70,571
                                                              --------    -------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES................................................    41,439     25,672
  Income taxes..............................................    16,012      9,926
  Distributions on preferred securities (net of tax benefit
     of $215)...............................................       343         --
                                                              --------    -------
NET INCOME..................................................  $ 25,084    $15,746
                                                              ========    =======

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               MAR. 31,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $    3,801    $   17,379
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,223,982     2,137,266
  Revolving loans...........................................   1,406,896     1,400,063
  Floorplan receivables.....................................     800,607       657,079
  Golf course and resort mortgages..........................     574,616       535,382
  Finance leases............................................     427,031       509,413
  Leveraged leases..........................................     342,346       347,861
  Commercial real estate mortgages..........................      12,800        12,832
                                                              ----------    ----------
     Total finance receivables..............................   5,788,278     5,599,896
Allowance for losses on receivables.........................    (113,396)     (112,769)
                                                              ----------    ----------
     Finance receivables -- net.............................   5,674,882     5,487,127
                                                              ----------    ----------
Equipment on operating leases -- net........................     124,118       133,171
Other assets................................................     349,806       351,806
                                                              ----------    ----------
          Total assets......................................  $6,152,607    $5,989,483
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  204,573    $  215,925
  Amounts due to Textron Inc................................      23,732        18,065
  Deferred income taxes.....................................     286,688       307,035
  Debt......................................................   4,717,362     4,550,758
                                                              ----------    ----------
          Total liabilities.................................   5,232,355     5,091,783
                                                              ----------    ----------
Mandatorily redeemable preferred securities of subsidiary
  trust holding debentures of Litchfield Financial
  Services..................................................      28,407        28,539
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     508,676       508,676
Retained earnings...........................................     382,919       360,235
                                                              ----------    ----------
          Total shareholder's equity........................     891,845       869,161
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $6,152,607    $5,989,483
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000          1999
                                                              -----------    ---------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    25,084    $  15,746
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        7,352        3,605
  Provision for losses......................................        5,461        6,110
  Increase (decrease) in other liabilities..................      (11,393)       3,256
  Increase (decrease) in deferred income taxes..............      (20,347)      12,656
  Leveraged lease noncash earnings..........................           --         (351)
  Gain on sale of real estate owned.........................       (1,175)          --
  Other.....................................................       10,402       (1,510)
                                                              -----------    ---------
     Net cash provided by operating activities..............       15,384       39,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (1,599,641)    (955,456)
Finance receivables repaid or sold..........................    1,378,061      791,583
Proceeds from disposition of operating lease and other
  assets....................................................       16,741        9,917
Purchase of assets for operating leases.....................       (9,170)      (2,480)
Acquisitions, net of cash acquired..........................           --      (51,503)
Proceeds from real estate owned.............................        2,945          744
Other capital expenditures..................................       (3,013)      (2,719)
Other investments...........................................       (1,208)     (10,053)
                                                              -----------    ---------
     Net cash used in investing activities..................     (215,285)    (219,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      210,000      200,000
Principal payments on long-term debt........................     (288,573)     (41,486)
Net increase (decrease) in commercial paper.................      238,111     (543,557)
Proceeds from issuance of nonrecourse debt..................       95,500           --
Principal payments on nonrecourse debt......................      (79,048)     (23,135)
Net increase in short-term debt.............................        7,066      570,274
Net increase in amounts due to Textron Inc..................        5,667       22,274
Capital contributions from Textron Inc......................           --        8,300
Dividends paid to Textron Inc...............................       (2,400)     (11,200)
                                                              -----------    ---------
     Net cash provided by financing activities..............      186,323      181,470
                                                              -----------    ---------
NET INCREASE (DECREASE) IN CASH.............................      (13,578)       1,015
Cash and equivalents at beginning of year...................       17,379       22,396
                                                              -----------    ---------
Cash and equivalents at end of period.......................  $     3,801    $  23,411
                                                              ===========    =========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                             THROUGH MARCH 31, 2000
                                  (UNAUDITED)

                                                   COMMON    CAPITAL     RETAINED
                                                   STOCK     SURPLUS     EARNINGS     TOTAL
                                                   ------    --------    --------    --------
                                                                 (IN THOUSANDS)
Balance January 2, 1999........................     $250     $155,171    $317,031    $472,452
Net income.....................................       --           --      78,904      78,904
Capital contributions from Textron Inc.........       --      353,505          --     353,505
Dividends to Textron Inc.......................       --           --     (35,700)    (35,700)
                                                    ----     --------    --------    --------
Balance January 1, 2000........................      250      508,676     360,235     869,161
Net income.....................................       --           --      25,084      25,084
Dividends to Textron Inc.......................       --           --      (2,400)     (2,400)
                                                    ----     --------    --------    --------
Balance March 31, 2000.........................     $250     $508,676    $382,919    $891,845
                                                    ====     ========    ========    ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 1, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (the Company or TFC) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of TFC's consolidated financial position at March 31, 2000, and January 1, 2000, and its consolidated results of operations for each of the respective three month periods ended March 31, 2000 and 1999 and its consolidated cash flows for each of the three month periods ended March 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  MANAGED FINANCE RECEIVABLES

     TFC manages finance receivables for a variety of investors, participants and third party portfolio owners.

                                                               MAR. 31,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Owned receivables...........................................  $5,788,278    $5,599,896
Securitized receivables.....................................     545,266       613,860
                                                              ----------    ----------
                                                               6,333,544     6,213,756
Non-recourse participations.................................     536,993       493,238
Third party portfolio servicing.............................     104,578        89,507
SBA sales agreements........................................      31,922        28,280
                                                              ----------    ----------
Total managed finance receivables...........................  $7,007,037    $6,824,781
                                                              ==========    ==========

NOTE 3.  LOAN IMPAIRMENT

     The Company measures reserves for credit losses on nonhomogeneous impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the observable market price or at the fair value of collateral if the loan is collateral dependent. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which are likely to differ from actual results.

     Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. At March 31, 2000, the Company had nonaccrual loans and leases totaling $86.2 million and $83.6 million on January 1, 2000, of which approximately $59.0 million and $65.4 million, respectively, were considered impaired, excluding finance leases and homogeneous loan portfolios. The allowance for losses on receivables related to impaired loans was $14.9 million at March 31, 2000 and $20.8 million at January 1, 2000. The average recorded investment in impaired loans during the first three months of 2000 was $50.0 million and $50.3 million in the corresponding period in 1999. Nonaccrual loans resulted in TFC's revenues being reduced by approximately $1.1 million and $1.5 million for the first three months of 2000 and 1999, respectively. No interest income was recognized using the cash basis method.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.  DEBT AND CREDIT FACILITIES

                                                               MAR. 31,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Short-term debt:
Commercial paper............................................  $1,242,311    $1,004,200
Short-term debt.............................................     341,887       334,821
                                                              ----------    ----------
  Total short-term debt.....................................   1,584,198     1,339,021
Long-term debt:
5.66% -- 5.86% notes; due 2000 to 2002......................     233,000       233,000
6.13% -- 6.51% notes; due 2000 to 2001......................     105,000       112,500
7.13% -- 7.67% notes; due 2002 to 2004......................   1,080,164     1,140,013
9.3% Litchfield note........................................          --        21,224
Variable rate notes; due 2000 to 2002.......................   1,715,000     1,705,000
                                                              ----------    ----------
  Total long-term debt......................................   3,133,164     3,211,737
                                                              ----------    ----------
  Total debt................................................  $4,717,362    $4,550,758
                                                              ==========    ==========

     Combined commercial paper and short-term debt weighted average interest rates, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate during the three months ended March 31, 2000 was 6.06%. The combined weighted average interest rate, before consideration of the effect of interest rate exchange agreements, at March 31, 2000, was 6.14%.

     Interest on TFC's variable rate notes is tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 6.38% at March 31, 2000.

     In April 2000, TFC issued $750 million of variable notes under its Form S-3 registration statement with $275 million maturing in 18 months; $275 million maturing in 23 months; and $200 million maturing in 29 months. The proceeds from the issuance were used to refinance maturing commercial paper.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $349.1 million at March 31, 2000. In the first three months of 2000, TFC paid dividends of $2.4 million.

NOTE 5.  INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, TFC makes periodic fixed payments in exchange for periodic variable payments and makes prime based payments in exchange for LIBOR-based payments. TFC has entered into such agreements to mitigate its exposure to increases in interest rates.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                               MAR. 31,
                                                                 2000
                                                              -----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
Weighted average original term..............................  1.4 years
NOTIONAL PRINCIPAL..........................................   $300,000
Fixed weighted average interest rate (paid).................       5.76%
Variable weighted average interest rate (received)..........       6.26%
NOTIONAL PRINCIPAL-BASIS SWAP...............................   $350,000
Float based on LIBOR or commercial paper (received).........       6.89%
Float based on the prime rate (paid)........................       6.91%

NOTE 6.  CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against TFC and its subsidiaries. Among these suits and proceedings are some that seek compensatory, treble or punitive damages in substantial amounts. Those suits and proceedings are being defended or contested on behalf of TFC and its subsidiaries. On the basis of information presently available, TFC believes any such liability would not have a material effect on TFC's net income or financial condition.

NOTE 7. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING DEBENTURES

     Prior to TFC's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued $26.2 million of preferred securities to the public. The trust subsequently invested in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The debentures are the sole asset of the trust. The amounts due to the trust under the subordinated debentures and the related income statement amounts have been eliminated in TFC's consolidated financial statements. The preferred securities were recorded by TFC at the fair value of $28.6 million as of the acquisition date. At March 31, 2000, the preferred securities were $28.4 million.

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

NOTE 8.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                               MAR. 31,      MAR. 31,
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Revenues
  Term Loans and Leases.....................................  $   71,878    $   55,999
  Revolving Credit..........................................      34,295        23,958
  Specialty Finance.........................................      45,814        16,286
                                                              ----------    ----------
Total revenues..............................................  $  151,987    $   96,243
                                                              ==========    ==========
Income before taxes and distributions on preferred
  securities(1)(2)
  Term Loans and Leases.....................................  $   18,298    $   14,914
  Revolving Credit..........................................       8,123         6,219
  Specialty Finance.........................................      14,369         6,131
  Commercial Real Estate....................................         649        (1,592)
                                                              ----------    ----------
Total income before taxes and distributions on preferred
  securities................................................  $   41,439    $   25,672
                                                              ==========    ==========

                                                               MAR. 31,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
Finance assets(3)
  Term Loans and Leases.....................................  $2,867,062    $2,977,486
  Revolving Credit..........................................   1,299,180     1,077,576
  Specialty Finance.........................................   1,804,119     1,738,788
  Commercial Real Estate....................................      17,024        17,056
                                                              ----------    ----------
Total finance assets........................................  $5,987,385    $5,810,906
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

(2) Indirect expenses are allocated to each segment based on the utilization of such resources. Most allocations are based on the segments' proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; real estate owned; beneficial interests in securitized assets; and long-term investments (some of which are classified in Other assets on TFC's consolidated balance sheet). The January 1, 2000 balance has been restated to reflect the above definition of finance assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

  Liquidity and Capital Resources

     TFC utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different borrowing sources, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, TFC has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. TFC has bank line of credit agreements of $1.2 billion, of which $400 million will expire in August 2000 and $800 million will expire in 2003. While none of TFC's total lines of credit were used, those not reserved as support for commercial paper were $53 million at March 31, 2000, as compared to $296 million at January 1, 2000.

     During the first quarter of 2000, TFC issued $210 million of one-year variable rate notes under its medium-term note facility. The proceeds of the issuance were used to refinance maturing commercial paper. TFC has fully utilized this facility at March 31, 2000.

     During the fourth quarter of 1999, TFC filed a Form S-3 registration statement with the Securities and Exchange Commission. Under this shelf registration, TFC may issue public debt securities in one or more offerings up to a maximum of $3 billion. At March 31, 2000, TFC had $2 billion available under this facility. In April 2000, TFC issued $750 million of variable notes under this facility with $275 million maturing in 18 months; $275 million maturing in 23 months; and $200 million maturing in 29 months. The proceeds from the issuance were used to refinance maturing commercial paper.

     Cash flows from operations during the first three months of 2000 were $15 million, as compared to $40 million in the corresponding period last year. The decrease in operating cash flows is due mostly to the timing of income tax payments and the timing of the payments of accrued interest and other liabilities, partially offset by a 59% increase in net income. Cash flows used in investing activities were funded from the collection of receivables and through the issuance of long- and short-term borrowings. Commercial paper and short-term borrowings increased by $245 million, while long-term borrowings decreased by $79 million. Borrowings under a junior subordinated facility increased by $6 million reflecting the funding of finance assets related to Textron's manufacturing divisions.

     TFC paid dividends to Textron of $2.4 million during the first three months of 2000, as compared to $11.2 million in 1999. The decrease was primarily due to the retention of earnings to support receivable growth. There were no capital contributions from Textron during the first three months of 2000.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is necessary. Debt as a percentage of total capitalization was 84%, unchanged from year-end.

     Commercial paper and short-term debt as a percentage of total debt was 34% at March 31, 2000, as compared to 29% at January 1, 2000. The increase reflected management's decision in late 1999 to limit commercial paper and short-term debt at year-end to reduce illiquidity and interest rate volatility. The Company believes that it has adequate credit facilities and access to credit markets to meet its financing needs.

  Finance Assets

     TFC's portfolio of finance assets includes a wide variety of secured loans and leases to business organizations located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral and among borrowers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Total finance assets were $6.0 billion at March 31, 2000, up 3% from $5.8 billion at January 1, 2000. The increase in finance assets was related to growth in TFC's Revolving Credit and Specialty Finance segments, partially offset by a decrease in the Term Loans and Leases segment. The Revolving Credit segment increased by $222 million or 21% largely due to growth in the floorplan finance portfolio. The Specialty Finance segment increased by $65 million or 4% principally due to growth in the broadcast media portfolio. The Term Loans and Leases segment decreased $110 million or 4% due to a $200 million equipment portfolio sale, partially offset by growth in the aircraft finance and golf finance portfolios.

     Finance receivable additions for the first three months of 2000 were $1.6 billion, as compared to $955 million for the corresponding period in 1999. The increase in additions was due to growth in all three active business segments including new business volume related to acquisitions consummated in 1999. Revolving Credit new business volume increased $339 million or 64% due to increases in the floorplan finance, asset-based lending and factoring portfolios. Term Loans and Leases new business volume increased $80 million or 26% primarily due to increases in aircraft finance and golf finance portfolios. Specialty Finance segment growth was $225 million or 184%, reflecting growth in receivables finance.

  Nonperforming Assets

     Nonperforming assets as a percentage of finance assets were 1.7% at March 31, 2000, and January 1, 2000. Nonperforming assets were $102 million at March 31, 2000, as compared to $101 million at January 1, 2000. An increase in the Term Loans and Leases segment was partially offset by a decrease in the Specialty Finance segment.

     The allowance for losses on receivables as a percentage of nonperforming assets was 111% at March 31, 2000, relatively unchanged from 112% at January 1, 2000.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At March 31, 2000, TFC's interest-sensitive assets in excess of interest-sensitive liabilities were $2 million, net of $300 million of fixed rate interest rate exchange agreements. Interest-sensitive liabilities in excess of interest-sensitive assets at January 1, 2000 were $45 million, net of $300 million of fixed rate interest exchange agreements. The change in the Company's net position does not reflect a change in management's match funding strategy. Management believes that its asset management policy provides adequate protection against interest rate risk. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, TFC assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a 12 month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivable additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. The "shock test" model, when applied to TFC's asset and liability position at March 31, 2000, indicated no material effect on the Company's net income for the following twelve-month period.

  Financial Risk Management

     TFC's results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, TFC enters into interest rate exchange agreements. The objective of TFC's use of such agreements is not to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
        OPERATIONS  (Continued)

speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of TFC's interest rate management is to achieve a prudent balance between floating and fixed rate debt. At March 31, 2000, TFC had $300 million of interest rate exchange agreements that converted variable rate debt to fixed rate debt. These interest rate exchange agreements do not involve a high degree of complexity or risk. TFC does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     TFC has also entered into $350 million of interest rate exchange agreements involving prime-based payments and LIBOR- or commercial paper-based receipts. The objective of these interest rate exchange agreements is to lock in desired spreads between floating rate receivables indexed to the prime rate and floating rate liabilities indexed to LIBOR or commercial paper.

     TFC manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, TFC enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency contracts at March 31, 2000, was not material.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

  Revenues

     First quarter 2000 revenues increased by $55.7 million or 58% as compared to the corresponding period in 1999. The higher revenues reflect a higher level of average finance receivables, higher yields on finance receivables, higher other income and higher rental revenue on operating leases. Acquisitions completed after the first quarter of 1999 accounted for $32.9 million of the revenue increase.

     Finance charge revenues increased 66% for the first three months of 2000 as compared to the corresponding period in 1999 on a 59% higher level of average finance receivables. Yields increased from 9.59% in 1999 to 10.00% in 2000 principally due to the higher interest rate environment. First quarter rental revenues from operating leases increased by $0.8 million on 8% higher average operating lease assets. Other income increased $1.1 million largely due to increases in residual gains, gains on the sale of real estate owned and syndication fees, partially offset by a loss on the sale of an equipment portfolio.

  Interest Expense

     First quarter 2000 interest expense increased by $33.7 million or 81% on 60% higher average debt outstanding. The higher interest expense reflected an increase in the average borrowing rate for the period from 5.74% in 1999 to 6.54% in 2000 attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

  Interest Margin

     TFC's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings). Interest margin for the first quarter of 2000 decreased to 5.55% from 6.24% for the corresponding period in 1999. The decrease in interest margin primarily resulted from contractual delays in repricing certain variable rate finance receivables in a rising interest rate environment. To a lesser extent, the lower interest margin also reflected lower fee income as a percentage of average net receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Operating Expenses

     Selling and administrative expenses of $28.0 million increased by $6.9 million in the first quarter of 2000 as compared to the corresponding period in 1999. The increase in 2000 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.6% (on an annualized basis) in the first quarter of 2000 as compared to 1.8% for the corresponding period in 1999.

  Provision for Losses

     The provision for loss of $5.5 million for the first quarter of 2000 decreased from $6.1 million for the corresponding period in 1999. The decrease in the provision for losses is primarily related to a lower provision in the commercial real estate segment partially offset by higher net charge-offs. Net charge-offs were $4.9 million in the first quarter of 2000 as compared to $4.7 million for the corresponding period in 1999.

     The allowance for losses on receivables increased to $113.4 million at March 31, 2000, as compared to $112.8 million at January 1, 2000. Finance receivables increased $188 million during the first three months of 2000. The increase was principally attributable to growth in the Textron-related portfolios of $182 million.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     First quarter 2000 net income was $25.1 million, $9.3 million or 59% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher other income and rental revenues on operating leases, and a lower provision for losses, partially offset by a lower interest margin, higher selling and administrative expenses and a higher provision for income taxes.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 was scheduled to become effective for all fiscal quarters of years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers for one year the effective date of SFAS No. 133. TFC is evaluating the potential impact of SFAS No. 133 on future reporting.

  Forward-looking Statements

     Certain statements in this Form 10-Q and other oral and written statements made by TFC from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including: (a) the extent to which TFC is able to successfully integrate acquisitions; (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates; (c) the level of sales of Textron products for which TFC offers financing; (d) the ability to maintain credit quality and control costs when entering new markets; (e) the actions of our competitors and our ability to respond; (f) our ability to attract and retain qualified and experienced

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

personnel; (g) TFC's access to debt financing at competitive rates; and (h) access to equity in the form of retained earnings and capital contributions from Textron.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding TFC's Quantitative and Qualitative Disclosure about Market Risk, see "Interest Rate Sensitivity" in Item 2 of this Form 10-Q.

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 4.1  Indenture dated as of December 9, 1999, between Textron
      Financial Corporation and SunTrust Bank, Atlanta (including form of debt securities). Incorporated by reference to
      Exhibit 4.1 to Amendment No. 2 to Textron Financial
      Corporation's Registration Statement on Form S-3 (No.
      333-88509).
 4.2  Support Agreement dated as of May 25, 1994, between Textron
      Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's
      Registration Statement on Form 10 (No. 0-27559).
12.1  Computation of Ratios of Earnings to Fixed Charges
27.1  Financial Data Schedule

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.