Form 10-Q
period 2000-06-30
TEXTRON FINANCIAL CORP
filed 2000-08-11
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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

       40 WESTMINSTER STREET, P.O. BOX 6687, PROVIDENCE, R.I. 02940-6687
                                 (401) 621-4200
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
          Condensed Consolidated Statement of Income for the
         three and six months ended June 30, 2000 and 1999
         (unaudited)........................................    2
          Condensed Consolidated Balance Sheet at June 30,
          2000 and January 1, 2000 (unaudited)..............    3
          Condensed Consolidated Statement of Cash Flows for
          the six months ended June 30, 2000 and 1999
          (unaudited).......................................    4
          Condensed Consolidated Statement of Changes in
          Shareholder's Equity through June 30, 2000
          (unaudited).......................................    5
          Notes to Condensed Consolidated Financial
          Statements (unaudited)............................    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   11
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk........................................   16
PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K...................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
REVENUES
  Finance charges and discounts.................  $147,624    $ 87,323    $282,825    $168,739
  Rental revenues on operating leases...........     4,378       4,053       9,306       8,136
  Other income..................................    17,708      11,919      29,566      22,663
                                                  --------    --------    --------    --------
                                                   169,710     103,295     321,697     199,538
EXPENSES
  Interest......................................    82,426      43,917     157,698      85,467
  Selling and administrative....................    29,837      21,634      57,791      42,695
  Provision for losses..........................     9,908       5,596      15,369      11,706
  Depreciation of equipment on operating
     leases.....................................     2,708       1,715       4,569       3,565
                                                  --------    --------    --------    --------
                                                   124,879      72,862     235,427     143,433
                                                  --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES..........................    44,831      30,433      86,270      56,105
Income taxes....................................    17,330      11,762      33,342      21,688
Distributions on preferred securities (net of
  tax benefit of $216 and $432, respectively)...       341          --         684          --
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 27,160    $ 18,671    $ 52,244    $ 34,417
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               JUNE 30,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   27,595    $   17,379
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,549,409     2,227,206
  Revolving loans...........................................   1,362,497     1,287,601
  Floorplan receivables.....................................     789,857       657,079
  Golf course and resort mortgages..........................     612,046       535,382
  Finance leases............................................     462,926       509,413
  Leveraged leases..........................................     345,074       347,861
  Commercial real estate mortgages..........................       8,091        12,832
                                                              ----------    ----------
          Total finance receivables.........................   6,129,900     5,577,374
  Allowance for losses on receivables.......................    (114,484)     (112,769)
                                                              ----------    ----------
       Finance receivables -- net...........................   6,015,416     5,464,605
                                                              ----------    ----------
Equipment on operating leases -- net........................     142,612       133,171
Other assets................................................     376,590       374,328
                                                              ----------    ----------
          Total assets......................................  $6,562,213    $5,989,483
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  207,026    $  215,925
  Amounts due to Textron Inc................................      18,911        18,065
  Deferred income taxes.....................................     284,870       307,035
  Debt......................................................   5,111,427     4,550,758
                                                              ----------    ----------
          Total liabilities.................................   5,622,234     5,091,783
                                                              ----------    ----------
Mandatorily redeemable preferred securities of subsidiary
  trust holding debentures of Litchfield Financial
  Services..................................................      28,274        28,539
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     533,676       508,676
Investment in parent company preferred stock................     (25,000)           --
Retained earnings...........................................     402,779       360,235
                                                              ----------    ----------
          Total shareholder's equity........................     911,705       869,161
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $6,562,213    $5,989,483
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000           1999
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    52,244    $    34,417
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       15,685          7,700
  Provision for losses......................................       15,369         11,706
  Increase (decrease) in other liabilities..................       (8,984)        21,206
  Increase (decrease) in deferred income taxes..............      (22,165)         8,597
  Leveraged lease noncash earnings..........................           --           (701)
  Gain on sale of real estate owned.........................       (1,875)            --
  Other.....................................................        5,852         (5,949)
                                                              -----------    -----------
     Net cash provided by operating activities..............       56,126         76,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (3,539,876)    (2,129,783)
Finance receivables repaid or sold..........................    2,959,733      1,837,821
Proceeds from disposition of operating lease and other
  assets....................................................       21,670         17,706
Purchase of assets for operating leases.....................      (34,859)       (14,302)
Acquisitions, net of cash acquired..........................           --        (53,152)
Proceeds from real estate owned.............................        5,736          2,312
Other capital expenditures..................................       (5,696)        (5,059)
Other investments...........................................       (6,475)       (10,053)
                                                              -----------    -----------
     Net cash used in investing activities..................     (599,767)      (354,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    1,185,000        660,000
Principal payments on long-term debt........................     (508,422)      (141,472)
Net increase (decrease) in commercial paper.................      134,095         (1,859)
Proceeds from issuance of nonrecourse debt..................       95,500             --
Principal payments on nonrecourse debt......................      (93,458)       (53,271)
Net decrease in short-term debt.............................     (250,004)      (189,320)
Net increase in amounts due to Textron Inc..................          846          3,609
Capital contributions from Textron Inc......................           --          8,300
Dividends paid to Textron Inc...............................       (9,700)       (18,700)
                                                              -----------    -----------
     Net cash provided by financing activities..............      553,857        267,287
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................       10,216        (10,247)
Cash and equivalents at beginning of period.................       17,379         22,396
                                                              -----------    -----------
Cash and equivalents at end of period.......................  $    27,595    $    12,149
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                             THROUGH JUNE 30, 2000
                                  (UNAUDITED)

                                                              INVESTMENT
                                                              IN PARENT
                                        COMMON    CAPITAL      COMPANY      RETAINED
                                        STOCK     SURPLUS     PREF STOCK    EARNINGS     TOTAL
                                        ------    --------    ----------    --------    --------
                                                             (IN THOUSANDS)
BALANCE JANUARY 2, 1999...............   $250     $155,171     $     --     $317,031    $472,452
Net income............................     --           --           --       78,904      78,904
Capital contributions from Textron
  Inc. ...............................     --      353,505           --           --     353,505
Dividends to Textron Inc. ............     --           --           --      (35,700)    (35,700)
                                         ----     --------     --------     --------    --------
BALANCE JANUARY 1, 2000...............    250      508,676           --      360,235     869,161
Net income............................     --           --           --       52,244      52,244
Capital contributions from Textron
  Inc.................................     --       27,252      (25,000)          --       2,252
Dividends to Textron Inc..............     --       (2,252)          --       (9,700)    (11,952)
                                         ----     --------     --------     --------    --------
BALANCE JUNE 30, 2000.................   $250     $533,676     $(25,000)    $402,779    $911,705
                                         ====     ========     ========     ========    ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 1, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (the Company or TFC) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of TFC's consolidated financial position at June 30, 2000, and January 1, 2000, and its consolidated results of operations for each of the respective three and six month periods ended June 30, 2000 and 1999 and its consolidated cash flows for each of the six month periods ended June 30, 2000 and 1999. Certain prior year balances have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  MANAGED FINANCE RECEIVABLES

     TFC manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                               JUNE 30,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Owned receivables...........................................  $6,129,900    $5,577,374
Securitized receivables.....................................     500,048       613,860
                                                              ----------    ----------
                                                               6,629,948     6,191,234
Nonrecourse participations..................................     592,304       493,238
Third-party portfolio servicing.............................     144,479        89,507
SBA sales agreements........................................      33,248        28,280
                                                              ----------    ----------
Total managed finance receivables...........................  $7,399,979    $6,802,259
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

     Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. At June 30, 2000, the Company had nonaccrual loans and leases totaling $104.5 million and $83.6 million on January 1, 2000, of which approximately $78.8 million and $65.4 million, respectively, were considered impaired, excluding finance leases and homogeneous loan portfolios. The allowance for losses on receivables related to impaired loans was $18.6 million at June 30, 2000 and $20.8 million at January 1, 2000. The average recorded investment in impaired loans during the first six months of 2000 was $61.5 million and $44.4 million in the corresponding period in 1999. Nonaccrual loans resulted in TFC's revenues being reduced by approximately $3.5 million and $2.4 million for the first six months of 2000 and 1999, respectively, and by approximately $2.4 million and $0.9 million for the second quarters of 2000 and 1999, respectively. No interest income was recognized using the cash basis method.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4.  OTHER ASSETS

                                                              JUNE 30,    JANUARY 1,
                                                                2000         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Goodwill -- net.............................................  $218,718     $211,378
Securitization related assets...............................    46,106       51,252
Other long-term investments.................................    46,745       40,321
Fixed assets -- net.........................................    32,027       29,214
Other.......................................................    32,994       42,163
                                                              --------     --------
     Total other assets.....................................  $376,590     $374,328
                                                              ========     ========

     The cost of fixed assets is being depreciated using the straight-line method based on estimated useful lives of the assets.

     During 2000, TFC continued to finalize the purchase price allocation for its fourth quarter 1999 acquisitions. TFC has completed its review of Green Tree Financial and three of the four business units of Litchfield Financial Services (Litchfield). TFC expects to complete its review of the remaining unit, Financial Services, in the third quarter.

NOTE 5.  DEBT AND CREDIT FACILITIES

                                                               JUNE 30,     JANUARY 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Short-term debt:
Commercial paper............................................  $1,138,295    $1,004,200
Short-term debt.............................................      84,817       334,821
                                                              ----------    ----------
     Total short-term debt..................................   1,223,112     1,339,021
Long-term debt:
5.66% -- 5.86% notes; due 2000 to 2002......................     233,000       233,000
6.13% -- 6.51% notes; due 2000 to 2001......................     105,000       112,500
7.13% -- 7.67% notes; due 2002 to 2004......................   1,080,315     1,140,013
9.3% Litchfield note........................................          --        21,224
Variable rate notes; due 2000 to 2003.......................   2,470,000     1,705,000
                                                              ----------    ----------
     Total long-term debt...................................   3,888,315     3,211,737
                                                              ----------    ----------
     Total debt.............................................  $5,111,427    $4,550,758
                                                              ==========    ==========

     Combined commercial paper and short-term debt weighted average interest rates, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate during the six months ended June 30, 2000 was 6.26%. The combined weighted average interest rate, before consideration of the effect of interest rate exchange agreements, at June 30, 2000, was 6.72%.

     Interest on TFC's variable rate notes is tied predominately to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 6.82% at June 30, 2000.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     In April 2000, TFC issued $750 million of variable notes under its Form S-3 registration statement with $275 million maturing in 18 months; $275 million maturing in 23 months; and $200 million maturing in 29 months. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $220 million of other variable rate debt.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $318.4 million at June 30, 2000. In the first six months of 2000, TFC declared dividends of $12.0 million and paid dividends of $9.7 million.

NOTE 6. INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, TFC makes periodic fixed payments in exchange for periodic variable payments and makes prime based payments in exchange for LIBOR based payments. TFC has entered into such agreements to mitigate its exposure to increases in interest rates.

     During the second quarter, TFC entered into $150 million (notional) of two year fixed-rate interest rate exchange agreements and simultaneously terminated $150 million (notional) of existing fixed-rate interest rate exchange agreements. The gain on termination is being amortized as a yield adjustment to the underlying debt instrument. Additionally, TFC also entered into interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest rate payments on expected issuances of debt and $400 million to fix expected cash flows associated with certain finance receivables.

NOTE 7.  CONTINGENCIES

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

NOTE 8. MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING DEBENTURES

     Prior to TFC's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued $26.2 million of Mandatorily redeemable preferred securities of subsidiary trust holding debentures of Litchfield Financial Services (Preferred Securities) to the public. The trust subsequently invested in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The Series A Debentures are the sole asset of the trust. The amounts due to the trust under the Series A Debentures and the related income statement amounts have been eliminated in TFC's consolidated financial statements.

     The Preferred Securities were recorded by TFC at the fair value of $28.6 million as of the acquisition date and the fair value adjustment is being amortized through June 2004.

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Preferred Securities are fully and unconditionally guaranteed by Litchfield. The trust will redeem all of the outstanding Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     As a result of the acquisition, TFC has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or the subsidiary.

NOTE 9.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Revenues
  Term Loans and Leases.....................................  $147,559    $116,802
  Revolving Credit..........................................    74,709      49,960
  Specialty Finance.........................................    99,429      32,716
  Commercial Real Estate....................................        --          60
                                                              --------    --------
Total revenues..............................................  $321,697    $199,538
                                                              ========    ========
Income before taxes and distributions on preferred
  securities(1)(2)
  Term Loans and Leases.....................................  $ 38,161    $ 31,901
  Revolving Credit..........................................    17,691      13,721
  Specialty Finance.........................................    30,712      12,278
  Commercial Real Estate....................................      (294)     (1,795)
                                                              --------    --------
Total income before taxes and distributions on preferred
  securities................................................  $ 86,270    $ 56,105
                                                              ========    ========

                                                               JUNE 30,      JAN. 1,
                                                                 2000          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Finance assets(3)
  Term Loans and Leases.....................................  $3,012,014    $2,977,486
  Revolving Credit..........................................   1,331,877     1,077,576
  Specialty Finance.........................................   2,022,507     1,738,788
  Commercial Real Estate....................................      10,305        17,056
                                                              ----------    ----------
Total finance assets........................................  $6,376,703    $5,810,906
                                                              ==========    ==========

---------------
(1) Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

(2) Indirect expenses are allocated to each segment based on the utilization of such resources. Most allocations are based on the segments' proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; real estate owned; beneficial interests in securitized assets; and long-term investments (some of which are classified in Other assets on TFC's consolidated balance sheet). The January 1, 2000, segment balances have been restated to reflect the above definition of finance assets.

NOTE 10.  INVESTMENT IN PARENT COMPANY PREFERRED STOCK

     On April 12, 2000, Textron made a noncash (excluded from the statement of cash flows for the six months ended June 30, 2000) capital contribution to TFC consisting of all of the outstanding shares of Textron Funding Corporation, a related corporate holding company. Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152.2 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

  Liquidity and Capital Resources

     TFC utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different borrowing sources, including the issuance of commercial paper and short-term debt, sales of medium-and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, TFC has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. TFC has bank line of credit agreements of $1.2 billion, of which $400 million will expire in August 2000 and $800 million will expire in 2003. TFC has received commitments to extend the one-year line, for an additional year. While none of TFC's total lines of credit were used, those not reserved as support for commercial paper were $161 million at June 30, 2000, as compared to $296 million at January 1, 2000.

     During the first six months of 2000, TFC increased its medium-term note facility by $300 million and issued $415 million of variable rate notes under this facility. The proceeds from the issuance were used to refinance maturing commercial paper. The medium-term note facility was fully utilized at June 30, 2000. TFC also issued an additional $40 million variable rate note through a private placement that matures in 2004.

     During the fourth quarter of 1999, TFC filed a Form S-3 registration statement with the Securities and Exchange Commission. Under this shelf registration, TFC may issue public debt securities in one or more offerings up to a maximum of $3 billion. In April 2000, TFC issued $750 million of variable notes under this facility with $275 million maturing in 18 months; $275 million maturing in 23 months; and $200 million maturing in 29 months. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $220 million of variable rate debt, which was prepayable at par. At June 30, 2000, TFC had $1.25 billion available under the shelf registration statement.

     Cash flows from operations during the first six months of 2000 were $56 million, as compared to $77 million in the corresponding period last year. The decrease in operating cash flows is due mostly to the timing of income tax payments and the timing of the payments of accrued interest and other liabilities, partially offset by a 52% increase in net income. Cash flows used in investing activities were funded from the collection of receivables and through the issuance of long- and short-term borrowings. Commercial paper and short-term borrowings decreased by $116 million, while long-term borrowings increased by $677 million. Borrowings under a junior subordinated facility increased by $1 million reflecting the funding of finance assets related to Textron's manufacturing divisions.

     TFC declared dividends of $12.0 million and paid dividends to Textron of $9.7 million during the first six months of 2000, as compared to $18.7 million in 1999. The decrease was primarily due to the retention of earnings to support receivable growth. Textron Inc. contributed capital of $27.3 million (noncash) in the first six months of 2000 consisting of Textron's contribution of Textron Funding Corporation to TFC.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is necessary. Debt as a percentage of total capitalization at June 30, 2000 was 85%, as compared to 84% at year-end.

     TFC's ratio of earnings to fixed charges was 1.54x for the six months ended June 30, 2000. Commercial paper and short-term debt as a percentage of total debt was 24% at June 30, 2000, as compared to 29% at January 1, 2000. The decrease reflects management's decision to utilize a higher ratio of variable rate term debt to reduce illiquidity and interest rate volatility. The Company believes that it has adequate credit facilities and access to credit markets to meet its financing needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Finance Assets

     TFC's portfolio of finance assets includes a wide variety of secured loans and leases to business organizations located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral, and among borrowers.

     Total finance assets were $6.4 billion at June 30, 2000, up 10% from $5.8 billion at January 1, 2000. The increase in finance assets was due mostly to growth in TFC's Revolving Credit and Specialty Finance segments. The Revolving Credit segment increased by $254 million or 24% largely due to growth in the floorplan finance portfolio. The Specialty Finance segment increased by $284 million or 16% principally due to growth in the structured finance and broadcast media portfolios. The Term Loans and Leases segment increased $35 million or 1% due to increases in the golf finance and aircraft portfolios substantially offset by a $200 million equipment portfolio sale.

     Finance receivable additions for the first six months of 2000 were $3.54 billion, as compared to $2.13 billion for the corresponding period in 1999. The increase in additions was due to growth in the Revolving Credit and Specialty Finance business segments including new business volume related to acquisitions consummated in 1999. Revolving Credit new business volume increased $685 million or 63% due to increases in the floorplan finance, asset-based lending and factoring portfolios. Term Loans and Leases new business volume increased $90 million or 11% primarily due to increases in the aircraft finance and golf finance portfolios. Specialty Finance volume growth was $636 million or 234%, reflecting growth in receivables finance.

  Nonperforming Assets

     Nonperforming assets as a percentage of finance assets were 1.86% at June 30, 2000 compared to 1.74% at January 1, 2000. Nonperforming assets were $118.9 million at June 30, 2000, as compared to $101.0 million at January 1, 2000. The increase, which was largely attributable to the Specialty Finance segment, was partially offset by a decrease in the Commercial Real Estate segment.

     The allowance for losses on receivables as a percentage of nonperforming assets was 96% at June 30, 2000, as compared to 112% at January 1, 2000. The lower ratio is due to the higher non-performing asset level, partially offset by a higher allowance for losses on receivables.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At June 30, 2000, TFC's interest-sensitive liabilities in excess of interest-sensitive assets were $265 million, net of $150 million of fixed rate interest rate exchange agreements. Interest-sensitive liabilities in excess of interest-sensitive assets at January 1, 2000 were $45 million, net of $300 million of fixed rate interest exchange agreements. The change in the Company's net position does not reflect a change in management's match funding strategy. During the second quarter, TFC entered into $600 million of forward interest rate exchange agreements to hedge certain future transactions in 2000. The $600 million of forward interest rate exchange agreements were excluded from TFC's matched funding position at June 30, 2000. Management believes that its asset management policy provides adequate protection against interest rate risk. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables generally are tied to changes in the prime rate offered by major U.S. banks or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, TFC assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

12 month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivable additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. The "shock test" model, when applied to TFC's asset and liability position at June 30, 2000 indicated no material effect on the Company's net income for the following twelve-month period.

  Financial Risk Management

     TFC's results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, TFC enters into interest rate exchange agreements. The objective of TFC's use of such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of TFC's interest rate management is to achieve a prudent balance between floating and fixed rate debt. At June 30, 2000, TFC had $150 million of interest rate exchange agreements (excluding $600 million of forward interest rate exchange agreements) that converted variable rate debt to fixed rate debt. These interest rate exchange agreements do not involve a high degree of complexity or risk. TFC does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     TFC also has entered into $715 million of interest rate exchange agreements involving prime-based payments and LIBOR-based receipts. The objective of these interest rate exchange agreements is to lock in desired spreads between floating rate receivables indexed to the prime rate and floating rate liabilities indexed to LIBOR.

     TFC manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, TFC enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The fair market value of the outstanding foreign currency contracts at June 30, 2000 were not material.

RESULTS OF OPERATIONS

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

  Revenues

     Three months ended June 30, 2000 vs. June 30, 1999

     Second quarter 2000 revenues increased by $66.4 million or 64% as compared to the corresponding period in 1999. Higher revenues reflect a 69% increase in finance charges and discounts on a 57% higher level of average finance receivables, and an increase in portfolio yields to 10.55% from 9.73% in 1999. The higher yields reflect an increase in the interest rate environment for the three months ended June 30, 2000 as compared with the corresponding period in 1999. The increase in other income primarily reflects an increase in syndication income, partially offset by a decrease in prepayment income. Operating lease rental revenue increased by $0.3 million due to higher average outstandings. Acquisitions completed after the second quarter of 1999 accounted for $37.2 million of the revenue increase.

     Six months ended June 30, 2000 vs. June 30, 1999

     Revenues for the six months ended June 30, 2000 increased by $122.2 million or 61% reflecting a higher level of finance receivables, higher yields on finance receivables, an increase in other income, and higher rental revenues on operating leases. Finance charges and discounts increased by $114.1 million or 68% reflecting a 57% higher level of average finance receivables and an increase in portfolio yield to 10.32% from 9.61% in 1999. The higher yields reflect an increase in the interest rate environment in the first six months of 2000 as compared to the corresponding period in 1999. The increase in other income is due mostly to syndication

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

income and residual gains. Operating lease revenue increased $1.2 million due to higher average outstandings. Acquisitions completed in 1999 accounted for $69.8 million of the revenue increase.

  Interest Expense

     Three months ended June 30, 2000 vs. June 30, 1999

     Second quarter 2000 interest expense increased by $38.5 million or 88% on 56% higher average debt outstanding. The higher interest expense also reflected an increase in the average borrowing rate for the period from 5.60% in 1999 to 6.80% in 2000 attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

     Six months ended June 30, 2000 vs. June 30, 1999

     Interest expense for the six months ended June 30, 2000 increased by $72.2 million or 85% on 58% higher average debt outstanding. The higher interest expense also reflected an increase in the average borrowing rate for the period from 5.56% to 6.67% in 2000 attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

  Interest Margin

     TFC's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

     Three months ended June 30, 2000 vs. June 30, 1999

     Interest margin for the second quarter of 2000 decreased to 6.13% from 6.42% for the corresponding period in 1999. The decrease in interest margin resulted from lower fee income as a percentage of average receivables, competitive pressures and contractual delays in repricing certain variable rate finance receivables in a rising interest rate environment.

     Six months ended June 30, 2000 vs. June 30, 1999

     Interest margin for the first six months of 2000 decreased to 5.88% from 6.30% for the corresponding period in 1999. The decrease in interest margin resulted from lower fee income as a percentage of average receivables, competitive pressures and contractual delays in repricing certain variable rate finance receivables in a rising interest rate environment.

  Operating Expenses

     Three months ended June 30, 2000 vs. June 30, 1999

     Selling and administrative expenses of $29.8 million increased by $8.2 million in the second quarter of 2000 as compared to the corresponding period in 1999. The increase in 2000 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.7% (on an annualized basis) in the second quarter of 2000 as compared to 1.8% for the corresponding period in 1999.

     Six months ended June 30, 2000 vs. June 30, 1999

     Selling and administrative expenses for the first six months increased by $15.1 million as compared to the corresponding period in 1999. The increase in 2000 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.7% (on an annualized basis) for the first six months of 2000 as compared to 1.8% for the corresponding period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Provision for Losses

     Three months ended June 30, 2000 vs. June 30, 1999

     The provision for losses of $9.9 million for the second quarter of 2000 increased from $5.6 million for the corresponding period in 1999. The increase in the provision for losses is primarily due to receivable growth and higher net charge-offs. Net charge-offs were $10.4 million in the second quarter of 2000 as compared to $4.1 million for the corresponding period in 1999. The increase in net charge-offs for the second quarter 2000 reflects $8.4 million for real estate accounts that were fully reserved (including a $3.7 million charge-off to the real estate owned valuation allowance). No real estate charge-offs were recognized in the corresponding period in 1999.

     Six months ended June 30, 2000 vs. June 30, 1999

     The provision for losses of $15.4 million was $3.7 million higher than the corresponding period in 1999. The increase in the provision for losses is due to receivable growth. Net charge-offs were $15.3 million during the first six months of 2000 as compared to $8.9 million in the corresponding period of 1999. The increase in net charge-offs reflects $8.4 million for real estate accounts that were fully reserved (including a $3.7 million charge-off to the real estate owned valuation allowance). No real estate charge-offs were recognized in the corresponding period in 1999.

     The allowance for losses on receivables increased to $114.5 million at June 30, 2000, as compared to $112.8 million at January 1, 2000. Finance receivables increased $553 million during the first six months of 2000 of which, $233 million was Textron-related with recourse. Excluding the utilization of real estate reserves previously provided, the allowance for losses increased proportional to nonrecourse receivable growth.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     Three months ended June 30, 2000 vs. June 30, 1999

     Second quarter 2000 net income was $27.2 million, $8.5 million or 45% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher other income and rental revenues on operating leases, partially offset by a lower interest margin, higher selling and administrative expenses, a higher provision for losses and a higher provision for income taxes.

     Six months ended June 30, 2000 vs. June 30, 1999

     Net income for the first six months of 2000 was $17.8 million or 52% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher other income and rental revenues on operating leases, partially offset by a lower interest margin, higher selling and administrative expenses, higher provision for losses and higher provision for income taxes.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 was scheduled to become effective for all fiscal quarters of years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers for one year the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which addresses issues

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

causing implementation difficulties and also amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. TFC is evaluating the potential impact of SFAS No. 133 on future reporting.

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

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

 3.1  Amended By-Laws of TFC as of May 2, 2000
 4.1  Indenture dated as of December 9, 1999, between Textron
      Financial Corporation and SunTrust Bank (formerly known as
      SunTrust Bank, Atlanta) (including form of debt securities).
      Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's Registration Statement on
      Form S-3 (No. 333-88509).
 4.2  Support Agreement dated as of May 25, 1994, between Textron
      Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's
      Registration Statement on Form 10 (No. 0-27559).
12.1  Computation of Ratios of Earnings to Fixed Charges
27.1  Financial Data Schedule

REPORTS ON FORM 8-K

     A report on Form 8-K was filed on June 30, 2000 with respect to TFC's authorization of its Medium-Term Notes, Series E, due nine months or more from date of issue.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Textron Financial Corporation

                                          /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                          Thomas J. Cullen
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)
Date: August 11, 2000