Form 10-Q
period 2000-09-30
TEXTRON FINANCIAL CORP
filed 2000-11-13
CIK 709255

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO                .

                           COMMISSION FILE NUMBER 0-27559

                            -----------------------------

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2000 and 1999
             (unaudited)...............................................      2
           Condensed Consolidated Balance Sheet at September 30, 2000
             and January 1, 2000 (unaudited)...........................      3
           Condensed Consolidated Statement of Cash Flows for the nine
             months ended September 30, 2000 and 1999 (unaudited)......      4
           Condensed Consolidated Statement of Changes in Shareholder's
             Equity through September 30, 2000 (unaudited).............      5
           Notes to Condensed Consolidated Financial Statements
             (unaudited)...............................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     11
Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................     16

PART II.  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
REVENUES
  Finance charges and discounts.................  $156,298    $101,297    $439,123    $270,036
  Rental revenues on operating leases...........     4,987       3,790      14,293      11,926
  Other income..................................    23,241      17,280      52,807      39,943
                                                  --------    --------    --------    --------
                                                   184,526     122,367     506,223     321,905
EXPENSES
  Interest......................................    89,692      49,407     247,390     134,874
  Selling and administrative....................    33,156      22,943      90,947      65,638
  Provision for losses..........................    10,536      10,261      25,905      21,967
  Depreciation of equipment on operating
     leases.....................................     1,954       1,627       6,523       5,192
                                                  --------    --------    --------    --------
                                                   135,338      84,238     370,765     227,671
                                                  --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES..........................    49,188      38,129     135,458      94,234
  Income taxes..................................    18,429      14,436      51,771      36,124
  Distributions on preferred securities (net of
     tax benefit of $216 and $648,
     respectively)..............................       342          --       1,026          --
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 30,417    $ 23,693    $ 82,661    $ 58,110
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              SEPTEMBER 30,     JANUARY 1,
                                                                   2000            2000
                                                              --------------    -----------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................    $   10,301      $   17,379
Finance receivables, net of unearned income:
  Installment contracts.....................................     2,169,256       2,227,206
  Revolving loans...........................................     1,276,273       1,215,953
  Floorplan receivables.....................................       775,775         657,079
  Golf course and resort mortgages..........................       716,006         607,030
  Leveraged leases..........................................       353,065         347,861
  Finance leases............................................       318,760         509,413
  Commercial real estate mortgages..........................         8,079          12,832
                                                                ----------      ----------
          Total finance receivables.........................     5,617,214       5,577,374
  Allowance for losses on receivables.......................      (116,528)       (112,769)
                                                                ----------      ----------
          Finance receivables -- net........................     5,500,686       5,464,605
                                                                ----------      ----------
Equipment on operating leases -- net........................       132,055         133,171
Other assets................................................       472,712         374,328
                                                                ----------      ----------
          Total assets......................................    $6,115,754      $5,989,483
                                                                ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................    $  212,302      $  215,925
  Amounts due to Textron Inc................................        20,478          18,065
  Deferred income taxes.....................................       283,166         307,035
  Debt......................................................     4,670,444       4,550,758
                                                                ----------      ----------
          Total liabilities.................................     5,186,390       5,091,783
                                                                ----------      ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................        28,142          28,539

SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................           250             250
  Capital surplus...........................................       533,676         508,676
  Investment in parent company preferred stock..............       (25,000)             --
  Retained earnings.........................................       392,296         360,235
                                                                ----------      ----------
          Total shareholder's equity........................       901,222         869,161
                                                                ----------      ----------
          Total liabilities and shareholder's equity........    $6,115,754      $5,989,483
                                                                ==========      ==========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000           1999
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    82,661    $    58,110
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for losses...................................       25,905         21,967
     Depreciation and amortization..........................       23,728         12,359
     Leveraged lease noncash earnings.......................           --         (1,052)
     Gain on sale of real estate owned......................       (1,875)            --
     Increase (decrease) in other liabilities...............       (4,032)        23,033
     Gain on sale of investment.............................           --         (4,710)
     Noncash gain on receivable sales or securitizations....      (10,492)            --
     Increase (decrease) in deferred income taxes...........      (16,641)        15,465
     Other..................................................         (616)       (11,459)
                                                              -----------    -----------
          Net cash provided by operating activities.........       98,638        113,713
CASH FLOWS FROM INVESTING ACTIVITIES:
  Finance receivables originated or purchased...............   (5,247,352)    (3,454,780)
  Finance receivables repaid................................    3,956,017      2,696,720
  Proceeds from receivable sales or securitizations.........    1,102,316        110,498
  Proceeds from disposition of operating leases and other
     assets.................................................       31,115         29,458
  Purchase of assets for operating leases...................      (35,890)       (19,128)
  Acquisitions, net of cash acquired........................           --       (103,811)
  Proceeds from real estate owned...........................        6,599          3,503
  Net proceeds from sale of investment......................           --          4,501
  Other capital expenditures................................       (8,020)        (7,320)
  Other investments.........................................       (7,095)        (2,390)
                                                              -----------    -----------
          Net cash used in investing activities.............     (202,310)      (742,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................    1,238,121      1,163,000
  Principal payments on long-term debt......................     (783,271)      (194,940)
  Net decrease in commercial paper..........................      (56,249)      (350,762)
  Proceeds from issuance of nonrecourse debt................      137,489             --
  Principal payments on nonrecourse debt....................     (112,394)       (69,407)
  Net increase (decrease) in short-term debt................     (278,915)       103,221
  Net increase in amounts due to Textron Inc................        2,413         11,677
  Capital contributions from Textron Inc....................        2,252         33,805
  Dividends paid to Textron Inc.............................      (52,852)       (35,700)
                                                              -----------    -----------
          Net cash provided by financing activities.........       96,594        660,894
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................       (7,078)        31,858
Cash and equivalents at beginning of period.................       17,379         22,396
                                                              -----------    -----------
Cash and equivalents at end of period.......................  $    10,301    $    54,254
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                               INVESTMENT
                                                               IN PARENT
                                         COMMON    CAPITAL      COMPANY       RETAINED
                                         STOCK     SURPLUS     PREF STOCK     EARNINGS      TOTAL
                                         ------    --------    ----------    ----------    --------
                                                               (IN THOUSANDS)
BALANCE JANUARY 2, 1999................   $250     $155,171     $     --      $317,031     $472,452
  Net income...........................     --           --           --        78,904       78,904
  Capital contributions from Textron
     Inc...............................     --      353,505           --            --      353,505
  Dividends to Textron Inc.............     --           --           --       (35,700)     (35,700)
                                          ----     --------     --------      --------     --------
BALANCE JANUARY 1, 2000................    250      508,676           --       360,235      869,161
  Net income...........................     --           --           --        82,661       82,661
  Capital contributions from Textron
     Inc...............................     --       29,505      (25,000)           --        4,505
  Dividends to Textron Inc.............     --       (4,505)          --       (50,600)     (55,105)
                                          ----     --------     --------      --------     --------
BALANCE SEPTEMBER 30, 2000.............   $250     $533,676     $(25,000)     $392,296     $901,222
                                          ====     ========     ========      ========     ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 1, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (the Company or TFC) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of TFC's consolidated financial position at September 30, 2000, and January 1, 2000, and its consolidated results of operations for each of the respective three and nine month periods ended September 30, 2000 and 1999 and its consolidated cash flows for each of the nine month periods ended September 30, 2000 and 1999. Certain prior year balances have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  MANAGED FINANCE RECEIVABLES

     TFC manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
                                                                    (IN THOUSANDS)
Owned receivables...........................................   $5,617,214      $5,577,374
Securitized receivables.....................................      946,200         408,666
                                                               ----------      ----------
                                                                6,563,414       5,986,040
Nonrecourse participations..................................      592,305         493,238
Third-party portfolio servicing.............................      373,919         294,701
SBA sales agreements........................................       33,572          28,280
                                                               ----------      ----------
Total managed finance receivables...........................   $7,563,210      $6,802,259
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

     Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detail reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. The Company had nonaccrual loans and leases totaling $117.1 million at September 30, 2000, as compared to $83.6 million at January 1, 2000, of which approximately $88.7 million and $65.4 million, respectively, were considered impaired, excluding finance leases and homogeneous loan portfolios. The allowance for losses on receivables related to impaired loans was $29.8 million at September 30, 2000 and $20.8 million at January 1, 2000. The average recorded investment in impaired loans during the first nine months of 2000 was $73.0 million, as compared to $42.0 million in the corresponding period in 1999. Nonaccrual loans resulted in TFC's revenues being reduced by approximately $5.4 million and

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

$3.3 million for the first nine months of 2000 and 1999, respectively, and by approximately $1.9 million and $0.9 million for the third quarters of 2000 and 1999, respectively. No interest income was recognized using the cash basis method.

NOTE 4.  OTHER ASSETS

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
                                                                    (IN THOUSANDS)
Goodwill -- net.............................................    $220,842        $211,378
Securitization related assets...............................      94,740          51,252
Investment in equipment residuals...........................      40,354              --
Acquisition, Development and Construction (ADC)
  arrangements..............................................      36,263          25,811
Fixed assets -- net.........................................      32,389          29,214
Other long-term investments.................................      18,859          14,510
Other.......................................................      29,265          42,163
                                                                --------        --------
     Total other assets.....................................    $472,712        $374,328
                                                                ========        ========

     During 2000, TFC continued to finalize the purchase price allocation for its fourth quarter 1999 acquisitions. At September 30, 2000, TFC had completed its review of Green Tree Financial and Litchfield Financial Services (Litchfield). As a result, TFC has recorded final fair value adjustments to the assets acquired in these acquisitions of $18.5 million through September 30, 2000.

     The $40.4 million investment in equipment residuals represents the remaining residuals associated with the captive golf finance receivable rental payments that were securitized in the third quarter. The residuals will liquidate as the underlying leases terminate.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 5.  DEBT AND CREDIT FACILITIES

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
                                                                    (IN THOUSANDS)
Short-term debt:
Commercial paper............................................   $  947,951      $1,004,200
Short-term debt.............................................       55,906         334,821
                                                               ----------      ----------
     Total short-term debt..................................    1,003,857       1,339,021
Long-term debt:
5.66% -- 5.86% notes; due 2000 to 2002......................      233,000         233,000
6.13% -- 6.73% notes; due 2001 to 2003......................      133,120         112,500
7.13% -- 7.67% notes; due 2002 to 2004......................    1,080,467       1,140,013
9.3% Litchfield note........................................           --          21,224
Variable rate notes; due 2001 to 2004.......................    2,220,000       1,705,000
                                                               ----------      ----------
     Total long-term debt...................................    3,666,587       3,211,737
                                                               ----------      ----------
     Total debt.............................................   $4,670,444      $4,550,758
                                                               ==========      ==========

     Combined commercial paper and short-term debt weighted average interest rates, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate during the nine

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

months ended September 30, 2000 was 6.35%. The combined weighted average interest rate, before consideration of the effect of interest rate exchange agreements, at September 30, 2000, was 6.61%.

     Interest on TFC's variable rate notes is tied predominately to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 6.95% at September 30, 2000.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $358.6 million at September 30, 2000. In the first nine months of 2000, TFC declared dividends of $55.1 million and paid dividends of $52.9 million.

NOTE 6.  INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, TFC makes periodic fixed payments in exchange for periodic variable payments and makes prime based payments in exchange for LIBOR based payments. TFC has entered into such agreements to mitigate its exposure to increases in interest rates.

     During the second quarter, TFC entered into interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest payments on expected issuances of debt and $400 million to fix expected cash flows associated with certain finance receivables. In the third quarter, TFC terminated $300 million of these interest rate exchange agreements that were hedging receivables that were securitized. The result of the termination was recognized as part of the gain on sale of receivables, which is included in Other income on TFC's Consolidated Statement of Income.

NOTE 7.  CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against TFC and its subsidiaries. Among these suits and proceedings are some that seek compensatory, treble or punitive damages in substantial amounts. Those suits and proceedings are being defended or contested on behalf of TFC and its subsidiaries. On the basis of information presently available, TFC believes that these suits and proceedings will not have a material effect on TFC's net income or financial condition.

NOTE 8. TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

     Prior to TFC's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued to the public $26.2 million of mandatory redeemable preferred securities (Preferred Securities). The trust subsequently invested in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The Series A Debentures are the sole asset of the trust. The amounts due to the trust under the Series A Debentures and the related income statement amounts have been eliminated in TFC's consolidated financial statements.

     The Preferred Securities were recorded by TFC at the fair value of $28.6 million as of the acquisition date and the fair value adjustment is being amortized through June 2004.

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Preferred Securities are fully and unconditionally guaranteed by Litchfield, including, without limitation, all obligations arising under the Declaration of Trust, the Trust Preferred Securities, the Indenture, the Debentures and the ancillary agreements entered into in connection with the foregoing. The trust will redeem all of the outstanding Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

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

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
                                                                      (IN THOUSANDS)
Revenues
    Term Loans and Leases...................................   $  229,069       $  185,015
    Revolving Credit........................................      116,887           79,008
    Specialty Finance.......................................      160,267           57,822
    Commercial Real Estate..................................           --               60
                                                               ----------       ----------
Total revenues..............................................   $  506,223       $  321,905
                                                               ==========       ==========
Income (loss) before taxes and distributions on preferred
  securities(1)(2)
    Term Loans and Leases...................................   $   58,373       $   51,640
    Revolving Credit........................................       27,051           19,310
    Specialty Finance.......................................       50,103           25,024
    Commercial Real Estate..................................          (69)          (1,740)
                                                               ----------       ----------
Total income before taxes and distributions on preferred
  securities................................................   $  135,458       $   94,234
                                                               ==========       ==========

                                                              SEPTEMBER 30,    JANUARY 1,
                                                                  2000            2000
                                                              -------------    ----------
                                                                    (IN THOUSANDS)
Finance assets(3)
Term Loans and Leases.......................................   $2,500,139      $2,977,486
    Revolving Credit........................................    1,332,144       1,077,576
    Specialty Finance.......................................    2,104,043       1,738,788
    Commercial Real Estate..................................       10,293          17,056
                                                               ----------      ----------
Total finance assets........................................   $5,946,619      $5,810,906
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

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; real estate owned; beneficial interests in securitized assets; investment in equipment residuals; ADC arrangements; and long-term investments (some of which are classified in Other assets on TFC's Consolidated Balance Sheet). The January 1, 2000, segment balances have been restated to reflect the above definition of finance assets.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 10.  INVESTMENT IN PARENT COMPANY PREFERRED STOCK

     On April 12, 2000, Textron made a noncash capital contribution to TFC consisting of all of the outstanding shares of Textron Funding Corporation (Textron Funding), a related corporate holding company. Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152.2 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to all fiscal quarters of years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which addressed issues causing implementation difficulties with SFAS No. 133 and also amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. TFC is performing a comprehensive review of its derivative instruments and is considering the potential effect of applying the SFAS No. 133 criteria to these instruments. TFC has not yet finalized this evaluation of all derivatives and as such has not determined whether these Statements will have an impact on the Company's results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. SFAS No. 140 also introduces new disclosure requirements related to securitizations, collateral and retained interest in securitized financial assets. The provisions for accounting for collateral by secured parties and the new disclosure requirements are effective in the fourth quarter of fiscal 2000. The provisions of SFAS No. 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. TFC is evaluating the potential impact of adopting SFAS No. 140 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

  Liquidity and Capital Resources

     TFC utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different borrowing sources, including the issuance of commercial paper and short-term debt, sales of medium-and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, TFC has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. TFC has bank line of credit agreements of $1.4 billion, of which $600 million will expire in August 2001 and $800 million will expire in 2003. While none of TFC's total lines of credit were used, those not reserved as support for commercial paper were $550 million at September 30, 2000, as compared to $296 million at January 1, 2000.

     During the fourth quarter of 1999, TFC filed a Form S-3 registration statement with the Securities and Exchange Commission. Under this shelf registration, TFC may issue public debt securities in one or more offerings up to a maximum of $3 billion. In April 2000, TFC issued $750 million of variable notes under this facility with $275 million maturing in 18 months; $275 million maturing in 23 months; and $200 million maturing in 29 months. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $220 million of variable rate debt, which was prepayable at par. At September 30, 2000, TFC had $1.25 billion available under the shelf registration statement.

     During the first nine months of 2000, TFC increased its availability under its medium-term note facility by $300 million and issued $415 million of variable rate notes under Rule 144A of the Securities Act of 1933, as amended. The proceeds from the issuance were used to refinance maturing commercial paper. TFC also issued a $40 million variable rate note and a 50 million Canadian dollar-denominated ($33 million U.S. dollar-equivalent as of September 30, 2000) note through private placements that mature in 2004 and 2003, respectively.

     In August and September 2000, TFC securitized approximately $210 million of captive golf finance receivables (captive receivables) and $482 million of independent aircraft finance receivables, respectively. In conjunction with the securitizations, TFC terminated $300 million notional interest rate exchange agreements that were entered into during the second quarter of fiscal 2000 to hedge the cash flows associated with the securitizations. These securitizations provided TFC with an alternate source of financing while maintaining desired debt to capital ratios. TFC utilized the proceeds from the securitizations to retire commercial paper.

     Cash flows from operations during the first nine months of 2000 were $99 million, as compared to $114 million in the corresponding period last year. The 51% increase in net income before depreciation and amortization was offset by the timing of income tax payments and payments of accrued interest and other liabilities. Cash flows used in investing activities were funded from the collection of receivables, securitization of receivables and through the issuance of long- and short-term borrowings. Commercial paper and short-term borrowings decreased by $335 million, while long-term borrowings increased by $455 million. Borrowings under a junior subordinated facility increased by $2 million reflecting the funding of finance assets related to Textron's manufacturing divisions.

     TFC declared dividends of $55.1 million and paid dividends to Textron of $52.9 million during the first nine months of 2000, as compared to dividends paid of $35.7 million in 1999. Textron Inc. contributed capital of $29.5 million ($27.3 million noncash and $2.2 million cash) in the first nine months of 2000 consisting of Textron's contribution of Textron Funding Corporation to TFC.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is necessary. Debt as a percentage of total capitalization at September 30, 2000 was 84%, unchanged from year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF
        OPERATIONS  (Continued)

     TFC's ratio of earnings to fixed charges was 1.54x for the nine months ended September 30, 2000. Commercial paper and short-term debt as a percentage of total debt was 21% at September 30, 2000, as compared to 29% at January 1, 2000. The decrease reflects management's continued strategy to match fund the duration of the receivable portfolio. The Company believes that it has adequate credit facilities and access to credit markets to meet its financing needs.

  Finance Assets

     TFC's portfolio of finance assets includes a wide variety of secured loans and leases to business organizations located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral, and among borrowers.

     Total finance assets were $5.9 billion at September 30, 2000, up 2% from $5.8 billion at January 1, 2000. The increase in finance assets was due to growth in TFC's Revolving Credit and Specialty Finance segments largely offset by receivable securitizations and portfolio sales in the Term Loans and Leases segment. The Revolving Credit segment increased by $255 million or 24% largely due to growth in the floorplan finance portfolio. The Specialty Finance segment increased by $365 million or 21% principally due to growth in the structured finance and broadcast media portfolios. The Term Loans and Leases segment decreased by $477 million or 16% due to $1.0 billion of receivable securitizations and portfolio sales, partially offset by growth during the period.

     Finance receivable additions for the first nine months of 2000 were $5.2 billion, as compared to $3.5 billion for the corresponding period in 1999. The increase in additions was due to growth in the Revolving Credit and Specialty Finance business segments including new business volume related to acquisitions consummated in 1999. Revolving Credit new business volume increased $993 million or 61% due to increases in the floorplan finance, asset-based lending and factoring portfolios. Specialty Finance volume growth was $865 million or 149%, reflecting growth in receivables finance.

  Nonperforming Assets

     Nonperforming assets as a percentage of finance assets were 2.14% at September 30, 2000, as compared to 1.74% at January 1, 2000. Nonperforming assets were $127.3 million at September 30, 2000, as compared to $101.0 million at January 1, 2000. The increase was due to additions in the Specialty Finance and the Revolving Credit segments, partially offset by reductions in the Term Loans and Leases and the Commercial Real Estate segments.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At September 30, 2000, TFC's interest-sensitive assets in excess of interest-sensitive liabilities were $280 million, net of $150 million of fixed rate interest rate exchange agreements. Interest-sensitive liabilities in excess of interest sensitive assets at January 1, 2000 were $45 million, net of $300 million of fixed rate interest exchange agreements. The change in the Company's net position does not reflect a change in management's match funding strategy. During the second quarter, TFC entered into interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest payments on expected issuances of debt in 2000 and $400 million to fix expected cash flows associated with certain finance receivables. In the third quarter, TFC terminated $300 million of these interest rate exchange agreements that were hedging receivables that were securitized. The result of the termination was recognized as part of the gain on sale of receivables, which is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF
        OPERATIONS  (Continued)

included in Other income on TFC's Consolidated Statement of Income. TFC anticipates additional asset securitizations in the fourth quarter of fiscal 2000 and has entered $100 million aggregate notional forward starting interest rate agreements to hedge cash flows of these future transactions.

     Management believes that its asset management policy provides adequate protection against interest rate risk. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables generally are tied to changes in the prime rate offered by major U.S. banks or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, TFC assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a 12 month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivable additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. The "shock test" model, when applied to TFC's asset and liability position at September 30, 2000 indicated no material effect on the Company's net income for the following twelve-month period.

  Financial Risk Management

     TFC's results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, TFC enters into interest rate exchange agreements. The objective of TFC's use of such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of TFC's interest rate management is to achieve a prudent balance between floating and fixed rate debt. At September 30, 2000, TFC had $150 million of interest rate exchange agreements (excluding $300 million of forward interest rate exchange agreements) that converted variable rate debt to fixed rate debt. These interest rate exchange agreements do not involve a high degree of complexity or risk. TFC does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     TFC has also entered into $715 million of interest rate exchange agreements involving prime-based payments and LIBOR-based receipts. The objective of these interest rate exchange agreements is to lock in desired spreads between floating rate receivables indexed to the prime rate and floating rate liabilities indexed to LIBOR.

     TFC manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, TFC enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The fair market value of the amounts of outstanding foreign currency contracts at September 30, 2000 was not material.

RESULTS OF OPERATIONS

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

  Revenues

     Three months ended September 30, 2000 vs. September 30, 1999

     Third quarter 2000 revenues increased by $62.2 million or 51% as compared to the corresponding period in 1999. Higher revenues reflect a 54% increase in finance charges and discounts on a 51% higher level of average finance receivables, and an increase in portfolio yields to 10.75% from 10.56% in 1999. Acquisitions completed after the third quarter of 1999 accounted for $37.9 million of the revenue increase. The higher yields reflect an increase in the interest rate environment for the three months ended September 30, 2000, as compared to the corresponding period in 1999. The yield in 1999 included higher leveraged lease income reflecting a cumulative earnings adjustment from changes in cash flow. Excluding higher leveraged lease income in 1999, the portfolio yield was 9.91%. The increase in other income primarily reflects an increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF
        OPERATIONS  (Continued)

syndication and securitization income, partially offset by a sale of an investment in the corresponding period in 1999. Operating lease rental revenue increased by $1.2 million due to higher average operating lease assets.

     Nine months ended September 30, 2000 vs. September 30, 1999

     Revenues for the nine months ended September 30, 2000 increased by $184.3 million or 57% reflecting a higher level of average finance receivables, higher yields on finance receivables, an increase in other income, and higher rental revenues on operating leases. Finance charges and discounts increased by $169.1 million or 63% reflecting a 53% higher level of average finance receivables and an increase in portfolio yield to 10.50% from 9.90% in 1999. Acquisitions completed in 1999 accounted for $108.6 million of the revenue increase. The higher yields reflect an increase in the interest rate environment in the first nine months of 2000 as compared to the corresponding period in 1999. The yield in 1999 included higher leveraged lease income reflecting a cumulative earnings adjustment from changes in cash flow. Excluding higher leveraged lease income in 1999, the portfolio yield was 9.67%. The increase in other income is due mostly to syndication and securitization income partially offset by the sale of an investment in 1999. Operating lease revenue increased $2.4 million due to higher average operating lease assets.

  Interest Expense

     Three months ended September 30, 2000 vs. September 30, 1999

     Third quarter 2000 interest expense increased by $40.3 million or 82% on 50% higher average debt outstanding. The higher interest expense also reflected an increase in the average borrowing rate for the period from 5.87% in 1999 to 7.09% in 2000 attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

     Nine months ended September 30, 2000 vs. September 30, 1999

     Interest expense for the nine months ended September 30, 2000 increased by $112.5 million or 83% on 55% higher average debt outstanding. The higher interest expense also reflected an increase in the average borrowing rate for the period from 5.74% to 6.79% in 2000 attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

  Interest Margin

     TFC's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

     Three months ended September 30, 2000 vs. September 30, 1999

     Interest margin for the third quarter of 2000 decreased to 6.52% from 7.60% for the corresponding period in 1999. The decrease in interest margin resulted from lower fee income as a percentage of average finance receivables and competitive pressures in 2000. In 1999, third quarter interest margin included higher leveraged lease earnings and a gain on sale of an investment.

     Nine months ended September 30, 2000 vs. September 30, 1999

     Interest margin for the first nine months of 2000 decreased to 6.19% from 6.85% for the corresponding period in 1999. The decrease in margin resulted from lower fee income as a percentage of average receivables, competitive pressures, and contractual delays in repricing certain variable rate finance receivables in a rising interest rate environment in 2000. In 1999, interest margin included higher leveraged lease earnings and a gain on sale of an investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF
        OPERATIONS  (Continued)

  Operating Expenses

     Three months ended September 30, 2000 vs. September 30, 1999

     Selling and administrative expenses of $33.2 million increased by $10.2 million in the third quarter of 2000 as compared to the corresponding period in 1999. The increase in 2000 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables were 1.8% (on an annualized basis) in the third quarter of 2000, unchanged from the corresponding period in 1999.

     Nine months ended September 30, 2000 vs. September 30, 1999

     Selling and administrative expenses for the first nine months increased by $25.3 million as compared to the corresponding period in 1999. The increase in 2000 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.7% (on an annualized basis) for the first nine months of 2000 as compared to 1.8% for the corresponding period in 1999.

  Provision for Losses

     Three months ended September 30, 2000 vs. September 30, 1999

     The provision for losses of $10.5 million for the third quarter of 2000 increased from $10.3 million for the corresponding period in 1999. The increase in the provision for losses is primarily due to receivable growth in the Specialty segment substantially offset by lower provision requirements in the Revolving and Term Loans and Leases segments.

     Nine months ended September 30, 2000 vs. September 30, 1999

     The provision for losses of $25.9 million was $3.9 million higher than the corresponding period in 1999. The increase in the provision for losses is due to receivable growth. Net charge-offs were $28.4 million during the first nine months of 2000 as compared to $16.6 million in the corresponding period of 1999. The increase in net charge-offs reflects $8.4 million for real estate accounts that were fully reserved (including a $3.7 million charge-off to the real estate owned valuation allowance). Real estate charge-offs of $2.2 million were recognized in the corresponding period in 1999.

     The allowance for losses on receivables increased to $116.5 million at September 30, 2000, as compared to $112.8 million at January 1, 2000. The increase reflects growth in receivables as well as additional reserves for nonperforming loans. The allowance for losses on receivables as a percentage of nonperforming assets was 92% at September 30, 2000, as compared to 112% at January 1, 2000. Allowance for losses on receivables as a percentage of total finance receivables was 2.1% at September 30, 2000, as compared to 2.0% at January 1, 2000.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     Three months ended September 30, 2000 vs. September 30, 1999

     Third quarter 2000 net income was $30.4 million, $6.7 million or 28% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher other income and rental

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues on operating leases, partially offset by a lower interest margin, higher selling and administrative expenses and a higher provision for losses.

     Nine months ended September 30, 2000 vs. September 30, 1999

     Net income for the first nine months of 2000 was $24.6 million or 42% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher other income and rental revenues on operating leases, partially offset by a lower interest margin, higher selling and administrative expenses and a higher provision for losses.

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

                          PART II.  OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   4.1      Indenture dated as of December 9, 1999, between Textron
            Financial Corporation and SunTrust Bank (formerly known as
            Sun Trust Bank, Atlanta), (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation's
            Registration Statement on Form S-3 (No. 333-88509).
   4.2      Support Agreement dated as of May 25, 1994, between Textron
            Inc. and Textron Financial Corporation. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation's
            Registration Statement on Form 10 (No. 0-27559).
  12.1      Computation of Ratios of Earnings to Fixed Charges
  27.1      Financial Data Schedule

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Textron Financial Corporation

Date: November 13, 2000
                                          /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                          Thomas J. Cullen
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)