Form 10-K
period 2000-12-30
TEXTRON FINANCIAL CORP
filed 2001-03-14
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

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

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I.
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14
PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   15
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   22
Item 8.    Financial Statements and Supplementary Data.................   23
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   46
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   46
Item 11.   Executive Compensation......................................   46
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   46
Item 13.   Certain Relationships and Related Transactions..............   46
PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   46

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in four core business segments: Small Business, Middle Markets, Specialty Finance and Structured Capital. The Small Business segment is focused in aircraft financing, equipment financing through vendor relationships, factoring, and SBA (Small Business Administration) financing. The Middle Markets segment focuses on dealer inventory financing, asset-based lending, and franchise finance. The Specialty Finance segment includes media finance and inventory and notes receivable financing for developers of vacation interval resorts, residential homesites (primarily for manufactured housing) and recreational land lots. The Structured Capital segment originates and manages a portfolio of leveraged lease transactions. The segment also originates factoring arrangements and working capital loans in the telecommunications industry, establishes financing programs with specialty financial services companies, and participates in investment grade and near investment grade structured secured term and revolving credit facilities. Textron Financial's other financial services and products include transaction syndications, equipment appraisal and management, portfolio servicing and insurance brokerage.

     All of Textron Financial's stock is owned by Textron Inc. (Textron), a global multi-industry company with operations in Aircraft, Automotive, Fastening Systems, Industrial Products and Finance. At December 30, 2000, 21% of Textron Financial's managed finance receivables were related to Textron or Textron's products (Textron-related receivables). Textron Financial has full recourse to Textron on approximately 76% of managed Textron-related receivables. For further information on Textron Financial's relationship with Textron, see "Relationship with Textron" below.

     Textron Financial's financing activities are confined almost exclusively to commercial markets and to lease and secured lending products. The Company's services are offered primarily in North America. However, Textron Financial does finance Textron-manufactured products worldwide, principally Bell helicopters and Cessna aircraft in South America.

     Textron Financial has 31 offices nationwide, with division offices or operation centers in Tempe, AZ; East Hartford, CT; Alpharetta, GA; Wichita, KS; Williamstown, MA; Minneapolis, MN; Columbus, OH; Portland, OR; King of Prussia, PA; and Providence, RI. The Company's principal executive offices are located at 40 Westminster Street, Providence, RI 02903.

ACQUISITIONS

     Textron Financial has grown through a combination of internal expansion and selective acquisition. Acquisitions have been complementary to the Company's business segments. Acquired businesses must have meaningful transaction origination capabilities and credit standards compatible with Textron Financial's and, when integrated with Textron Financial, must meet certain return on investment standards established by Textron. There have been four acquisitions by Textron Financial within the last two years. These acquisitions are described in Note 3 to Textron Financial's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

DESCRIPTION OF BUSINESS SEGMENTS AND OPERATING UNITS

     Textron Financial provides a wide range of leasing, financing, and related services through the following four core business segments:

     - Small Business

     - Middle Markets

     - Specialty Finance

     - Structured Capital

     In 1993, Textron Financial ceased commercial real estate lending activities and began to orderly liquidate that portfolio.

     Textron Financial's other services include transaction syndications, equipment appraisal and management, portfolio servicing, and insurance brokerage. For additional information regarding Textron Financial's business segments, see below and Note 16 to Textron Financial's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

  Small Business

     Aircraft Finance -- Textron Financial provides financing to commercial users and, to a minor extent, consumer users of new and used general aviation equipment. The Company finances new and used Bell helicopters and, through its Cessna Finance Corporation subsidiary, specializes in the financing of new and used Cessna business jets and piston-engine aircraft. The Company also finances a variety of other general aviation aircraft and equipment.

     Equipment Finance -- Textron Financial provides term financing and leasing services to small and medium-sized companies for an assortment of capital equipment through vendor-sponsored financing programs and through direct customer solicitation. Existing vendor programs promote the lease or purchase of automotive service and repair equipment, machine tools and other industrial equipment, and office automation equipment. Direct solicitation activity is focused on Textron Financial's existing customers. The Company is skilled in performing equipment appraisals, asset inspections, and repossession and re-marketing of equipment. Through AssetControl Corporation, LLC, Textron Financial offers these services to third-parties.

     Factoring -- Textron Financial provides accounts receivable (factoring) and asset-based lending services for small businesses in the trucking industry with funding needs of $5 million or less, as well as equipment financing and debt consolidation loans for existing customers.

     Small Business Credit -- Textron Financial offers conventional and SBA guaranteed term loans to small businesses.

     The following table sets forth certain financial information regarding the various businesses included in the Small Business segment for the periods indicated:

                                                             2000          1999         1998
                                                          ----------    ----------    --------
                                                                     (In thousands)
AIRCRAFT FINANCE
New business volume(1)..................................  $  771,833    $  853,662    $787,863
Total finance assets....................................   1,088,811     1,473,427     882,630
Revenues................................................     161,171       103,264      94,021
Nonperforming assets....................................      26,525        11,575       4,806
Revenues as a percentage of total revenues..............       23.34%        22.31%      25.61%
Ratio of net charge-offs (recoveries) to average finance
  assets................................................        0.15%         0.20%      (0.14%)
EQUIPMENT FINANCE
New business volume(1)..................................  $  513,861    $  402,064    $271,598
Total finance assets....................................     642,884       708,860     558,455
Revenues................................................      76,227        73,257      46,638
Nonperforming assets....................................      14,162         9,032      15,837
Revenues as a percentage of total revenues..............       11.04%        15.83%      12.70%
Ratio of net charge-offs to average finance assets......        0.91%         0.49%       1.01%

                                                             2000          1999         1998
                                                          ----------    ----------    --------
                                                                     (In thousands)
FACTORING
New business volume(1)..................................  $1,059,295    $  760,212    $672,364
Total finance assets....................................     110,905        95,303      62,969
Revenues................................................      19,451        13,955      11,200
Nonperforming assets....................................         108            --          --
Revenues as a percentage of total revenues..............        2.82%         3.01%       3.05%
Ratio of net charge-offs to average finance assets......        0.40%         0.04%       0.08%
SMALL BUSINESS CREDIT
New business volume.....................................  $   31,578    $   38,049    $ 44,225
Total finance assets....................................      67,256        51,972      44,298
Revenues................................................       7,632         7,540       3,697
Nonperforming assets....................................       2,035           749         120
Revenues as a percentage of total revenues..............        1.11%         1.63%       1.01%
Ratio of net charge-offs (recoveries) to average finance
  assets................................................        0.66%         0.35%      (0.02%)

---------------
(1) Excludes original finance receivables purchased in business acquisitions.

  Middle Markets

     Floorplan Finance -- Textron Financial structures inventory finance programs for dealers and distributors of music, marine, portable spa, wood stove, lawn and garden, specialty trailer, motor home, manufactured housing, and telecommunications products. Textron Financial also provides programs for Textron Golf and Turf and OmniQuip.

     Commercial Lending -- Textron Financial provides working capital loans secured by accounts receivable, inventory, and equipment and term loans to middle-market companies.

     Franchise Finance -- Textron Financial offers term finance programs to franchisees of well-established franchise concepts for business acquisitions, new store development, image enhancements, equipment upgrades, and debt refinancings.

     The following table sets forth certain financial information regarding the various businesses included in the Middle Markets segment for the periods indicated:

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (In thousands)
FLOORPLAN FINANCE
New business volume....................................  $1,647,985    $1,201,224    $1,048,713
Total finance assets...................................     861,304       588,161       518,963
Revenues...............................................      84,862        61,949        52,187
Nonperforming assets...................................       8,241         5,692         4,518
Revenues as a percentage of total revenues.............       12.29%        13.38%        14.21%
Ratio of net charge-offs to average finance assets.....        0.37%         0.21%         0.32%
COMMERCIAL LENDING
New business volume....................................  $  368,018    $  570,231    $  600,987
Total finance assets...................................     471,010       674,552       703,126
Revenues...............................................      46,479        74,457        71,025
Nonperforming assets...................................      37,011        33,108        13,314
Revenues as a percentage of total revenues.............        6.73%        16.08%        19.34%
Ratio of net charge-offs to average finance assets.....        3.05%         1.75%         1.01%
FRANCHISE FINANCE
New business volume(1).................................  $  236,062    $    3,768    $       --
Total finance assets...................................     352,968       213,280            --
Revenues...............................................      28,238         4,975            --
Nonperforming assets...................................          --           773            --
Revenues as a percentage of total revenues.............        4.09%         1.07%           --
Ratio of net charge-offs to average finance assets.....        0.08%           --            --

---------------
(1) Excludes original finance receivables purchased in business acquisitions.

  Specialty Finance

     Receivables Finance -- Textron Financial offers inventory and notes receivable financing to developers of: vacation interval resorts, residential homesites (primarily for manufactured housing), and recreational land lots. Acquisition and construction loans are also provided to these developers. TBS Business Services, Inc., a Textron Financial subsidiary, services vacation interval loan portfolios for resort developers.

     Golf Finance -- Textron Financial provides first mortgage loans for the acquisition, refinancing, and construction of golf course facilities.

     Media Finance -- Textron Financial provides finance programs to broadcast, publishing, cable television, and other media operators for working capital, acquisitions, facility upgrades, and debt refinancing.

     Tax Lien Finance -- Textron Financial acquires and collects residential real estate tax lien certificates.

     The following table sets forth certain financial information regarding the various businesses included in the Specialty Finance segment for the periods indicated:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (In thousands)
RECEIVABLES FINANCE
New business volume(1).....................................  $739,146    $671,163    $392,834
Total finance assets.......................................   850,626     830,666     342,175
Revenues...................................................   119,035      50,995      39,121
Nonperforming assets.......................................     8,225       8,533       9,883
Revenues as a percentage of total revenues.................     17.24%      11.02%      10.65%
Ratio of net charge-offs to average finance assets.........      0.34%       0.15%       0.01%
GOLF FINANCE
New business volume........................................  $260,487    $236,209    $165,994
Total finance assets.......................................   499,775     426,480     279,877
Revenues...................................................    52,251      33,107      29,407
Nonperforming assets.......................................     3,684      12,106          --
Revenues as a percentage of total revenues.................      7.57%       7.15%       8.01%
Ratio of net charge-offs to average finance assets.........        --          --          --
MEDIA FINANCE
New business volume........................................  $107,759    $ 49,870    $     --
Total finance assets.......................................   113,538      49,870          --
Revenues...................................................     9,625         943          --
Nonperforming assets.......................................        --          --          --
Revenues as a percentage of total revenues.................      1.39%       0.20%         --
Ratio of net charge-offs to average finance assets.........        --          --          --
TAX LIEN FINANCE
New business volume(1).....................................  $ 84,264    $ 15,295    $     --
Total finance assets.......................................    97,534     109,664          --
Revenues...................................................    10,419       1,467          --
Nonperforming assets.......................................       384         464          --
Revenues as a percentage of total revenues.................      1.51%       0.32%         --
Ratio of net charge-offs to average finance assets.........      0.56%         --          --

---------------
(1) Excludes original finance receivables purchased in business acquisitions.

  Structured Capital

     Structured Finance -- Textron Financial manages an existing portfolio of leveraged leases, and selectively invests in new leveraged lease transactions. These transactions involve the long-term lease of real estate and equipment generally to investment grade lessees. The Company also participates in investment grade, or near investment grade, structured secured term and revolving credit facilities, and investments in equity partnerships.

     Receivables Funding -- Textron Financial provides working capital, mezzanine financing, and other business value financing for small and medium-sized telecommunication, energy, and high-technology companies.

     Finance Company Services -- Textron Financial provides receivable financing services to small finance companies operating in niche market segments.

     The following table sets forth certain financial information regarding the various businesses included in the Structured Capital segment for the periods indicated:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (In thousands)
STRUCTURED FINANCE
New business volume........................................  $444,103    $ 91,418    $ 84,678
Total finance assets.......................................   593,971     407,912     347,478
Revenues...................................................    42,870      27,728      19,867
Nonperforming assets.......................................        --         100          --
Revenues as a percentage of total revenues.................      6.21%       5.99%       5.41%
Ratio of net charge-offs to average finance assets.........      0.02%       0.16%         --
RECEIVABLES FUNDING
New business volume(1).....................................  $619,133    $241,354    $     --
Total finance assets.......................................   139,474      88,278          --
Revenues...................................................    20,439       7,552          --
Nonperforming assets.......................................     2,724          --          --
Revenues as a percentage of total revenues.................      2.96%       1.63%         --
Ratio of net charge-offs to average finance assets.........        --          --          --
FINANCE COMPANY SERVICES
New business volume(1).....................................  $148,868    $ 27,020    $     --
Total finance assets.......................................    72,120      75,424          --
Revenues...................................................    11,822       1,654          --
Nonperforming assets.......................................     2,644       1,689          --
Revenues as a percentage of total revenues.................      1.71%       0.36%         --
Ratio of net charge-offs to average finance assets.........      2.55%         --          --

---------------
(1) Excludes original finance receivables purchased in business acquisitions.

COMPETITION

     The markets in which Textron Financial operates are highly fragmented and extremely competitive. They are characterized by competitive factors that vary, to some extent, by product and geographic region. Textron Financial's competitors include:

     - Commercial finance companies;

     - National and regional banks and thrift institutions;

     - Insurance companies;

     - Leasing companies; and

     - Finance operations of equipment vendors.

     Competition has intensified in recent years as the result of a strong economy, easier access to capital, and a heightened awareness of the attractiveness of the commercial finance markets. The availability of securitization products has eased access to capital, breaking down a significant barrier to entry for new competitors.

     Textron Financial competes primarily on the basis of pricing, terms, structure, and service. Competitors often seek to compete aggressively on the basis of these factors. The Company may lose market share to the extent that it is unwilling to match competitors' practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins and/or increased risk of credit losses. Many of Textron Financial's competitors are large companies that have substantial capital, technological, and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial's competitors have access to capital at a lower cost than Textron Financial.

RELATIONSHIP WITH TEXTRON

  General

     Textron Financial derives a significant portion of its business from financing the sale and lease of products manufactured by Textron. In 2000, 1999, and 1998, Textron Financial paid Textron $1,429 million, $1,260 million, and $980 million, respectively, for the purchase of finance receivables and operating lease equipment. Textron Financial recognized finance charge revenues from Textron and its affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron-manufactured products) of $11.6 million in 2000, $7.2 million in 1999, and $3.7 million in 1998.

     Textron Financial and Textron utilize an intercompany account for the allocation of Textron overhead charges, and for the settlement of receivables purchased by Textron Financial from Textron and its affiliates. For additional information regarding the relationship between Textron Financial and Textron, see Note 2 to Textron Financial's audited Consolidated Financial Statements in
Item 8 of this Form 10-K.

  Agreements with Textron

     Textron Financial and Textron are parties to several agreements, which govern various aspects of the Textron Financial-Textron relationship. They are described below:

  Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and leases relating to products manufactured and sold by Textron. Under the Receivables Purchase Agreement, Textron also makes available to Textron Financial a line of credit of up to $100 million for junior subordinated borrowings at the prime interest rate.

  Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount, "fixed charges"), will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 2000, 1999, or 1998, when Textron Financial's fixed-charge coverage ratios (as defined) were 158%, 163%, and 173%, respectively. Textron also has agreed to maintain Textron Financial's consolidated shareholder's equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial's common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial's creditors to enforce its provisions against Textron.

  Tax Sharing Agreement with Textron

     Textron Financial's revenues and expenses are included in the consolidated Federal tax return of Textron. The Company files most of its State income tax returns on a separate basis. Textron Financial is allocated Federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits, and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron's consolidated Federal and State income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis.

     Under a Tax Sharing Agreement with Textron, Textron has agreed to loan to Textron Financial, on a junior subordinated interest-free basis, an amount equal to Textron's deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in "Amounts due to Textron Inc." in Textron Financial's audited Consolidated Balance Sheet in Item 8 of this Form 10-K.

REGULATIONS

  Small Business Act

     SBA loans made by Textron Financial are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and also may be subject to state regulations relating to commercial transactions generally. These Federal and State statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guarantee, as well as the servicing requirements imposed on the lender to maintain the effectiveness of the SBA guarantees.

  Other

     Textron Financial's activities are subject, in certain instances, to supervision and regulation by State and Federal governmental authorities. These activities also may be subject to various laws, including consumer finance laws in some instances, and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

     - Regulate credit granting activities;

     - Establish maximum interest rates, finance charges, and other charges;

     - Require disclosures to customers;

     - Govern secured transactions;

     - Affect insurance brokerage activities; and

     - Set collection, foreclosure, repossession and claims handling procedures, and other trade practices.

     Although most states do not intensively regulate commercial finance activity, many states impose limitations on interest rates and other charges, and prohibit certain collection and recovery practices. They also may require licensing of certain business activities, and specific disclosure of certain contract terms. Textron Financial also is required to comply with certain provisions of the Equal Credit Opportunity Act. The Company also may be subject to regulation in those foreign countries in which it has operations.

     Existing statutes and regulations have not had a material adverse effect on the Company's business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, or their impact upon Textron Financial's future business, financial condition, results of operations, or prospects.

EMPLOYEES

     As of December 30, 2000, Textron Financial had approximately 1,100 employees. The Company is not subject to any collective bargaining agreements.

RISK MANAGEMENT

     Textron Financial's business activities involve various elements of risk. The Company considers the principal types of risk to be:

     - Credit risk;

     - Asset/liability risk (including interest rate and foreign exchange risk); and

     - Liquidity risk.

     Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company's management of these risks, and compliance with policies and limits, is continuously monitored by means of administrative and information systems.

  Credit Risk Management

     Textron Financial manages credit risk through:

     - Underwriting procedures;

     - Centralized approval of individual transactions exceeding certain size limits; and

     - Active portfolio and account management.

     The Company has developed underwriting procedures for each operating unit that assess a prospective customer's ability to perform in accordance with financing terms. These procedures include:

     - Analyzing business or property cash flows and collateral values;

     - Performing financing sensitivity analyses; and

     - Assessing potential exit strategies.

     Textron Financial has developed a tiered credit approval system, which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. Textron Financial operating units also are subject to annual audits by the Company's Corporate Internal Audit Department.

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group Investment Control Officer, and one or more of the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Credit Officer, the Chairman, President and Chief Executive Officer, or Textron Financial's Credit Committee, which is comprised of its Chairman, President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, and Executive Vice President, General Counsel and Secretary.

     The Company controls the credit risk associated with its portfolio by limiting transaction sizes, as well as diversifying transactions by: (1) industry, (2) geographic area, (3) property type, and (4) borrower. Through these practices, Textron Financial identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. Management reviews receivable aging trends and watch list reports, and conducts regular business reviews, in order to monitor portfolio performance. Certain receivable transactions are originated with the intent of fully or partially selling them. This strategy provides an additional tool to manage credit risk.

  Geographic Concentration

     Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 24% of Textron Financial's total owned and securitized portfolio at December 30, 2000. International receivables are mostly generated in support of Textron product sales. At December 30, 2000, international receivables represented 10% of Textron Financial's total owned and securitized portfolio, with no single country representing more than 4%.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies: (1) interest rate risk,
(2) foreign exchange risk, and (3) liquidity risk, in each case taking into account the effect of derivatives hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program, in order to reduce:

     - Interest rate exposure arising from changes in interest rates; and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative products for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company believes that a high correlation exists between the change in value of the hedged asset or liability and the value of the derivative. When Textron Financial executes a transaction, it designates the derivative to a specific asset or liability. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative matures. Accordingly, after the inception of a hedge transaction, Textron Financial monitors the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities, and derivative positions. This information is reviewed by the Company's Vice President and Treasurer and Executive Vice President and Chief Financial Officer so that appropriate remedial action can be taken, as necessary.

     Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives transactions. In general, the Company engages in transactions with counterparties having ratings of at least "A" by Standard & Poor's Rating Service or "A2" by Moody's Investor Service. Total notional counterparty exposure is limited to $500 million. This maximum notional exposure equates to approximately $15 million of potential credit exposure (within two standard deviations of probability) for the types of derivative transactions typically entered into by Textron Financial (e.g., interest rate swaps, basis swaps, and short-term currency swaps and forward contracts).

  Interest Rate Risk Management

     Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivity of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company's internal policies limit the aggregate mismatch of interest sensitive assets and liabilities to 10% of total assets.

     From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be perfectly match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to Textron Financial's asset and liability position at December 30, 2000, and January 1, 2000, indicated no material effect on the Company's net income and cash flows for the following twelve-month periods, or fair value at December 30, 2000.

  Foreign Exchange Risk Management

     A small portion of finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. dollars. Textron Financial presently has foreign currency receivables denominated in Canadian and Australian dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates in Textron Financial's financial results, the Company borrows in these currencies and enters into forward exchange contracts, on a monthly basis, in amounts sufficient to hedge Textron Financial's remaining asset exposure. As a result, Textron Financial has no material exposure to changes in foreign currency exchange rates.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial's primary sources of funds are:

     - Commercial paper borrowings;

     - Issuances of medium-term notes and other term debt securities; and

     - Syndication, securitization, and sale of receivables.

     All commercial paper borrowings are fully backed by committed lines of credit, providing liquidity in the event of capital market dislocation. The Company generally maintains less than one-third of debt obligations in commercial paper and short-term debt. If Textron Financial is unable to access these markets on acceptable terms, the Company can draw on its bank credit facilities and use cash flow from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding Textron Financial's liquidity risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in Item 7 of this Form 10-K.

PORTFOLIO QUALITY

     The performance of Textron Financial's portfolio reflects the Company's rigorous credit approval process and disciplined portfolio management. At year-end 2000, nonperforming assets, as a percentage of total finance assets, was 1.86%.

     The following table presents information about the credit quality of the Company's portfolio:

                                                   2000      1999     1998     1997      1996
                                                  ------    ------    -----    -----    ------
                                                                 (In millions)
NONPERFORMING ASSETS
  Nonaccrual finance receivables................  $101.9    $ 83.6    $69.9    $85.6    $ 91.2
  Real estate owned.............................     1.7       8.5     11.6     10.6      17.9
  Repossessed assets............................     7.6       8.8      5.2      3.2       8.2
                                                  ------    ------    -----    -----    ------
          Total nonperforming assets............  $111.2    $100.9    $86.7    $99.4    $117.3
                                                  ======    ======    =====    =====    ======
Ratio of nonaccrual finance receivables to total
  finance receivables...........................     1.8%      1.5%     1.9%     2.8%      2.9%
Ratio of nonperforming assets to total finance
  assets........................................     1.9%      1.7%     2.3%     3.1%      3.6%
ALLOWANCE FOR LOSSES
Allowance for losses on receivables.............  $116.0    $112.8    $83.9    $77.4    $ 74.8
Ratio of allowance for losses on receivables to
  receivables...................................     2.1%      2.0%     2.3%     2.5%      2.4%
Ratio of allowance for losses on receivables to
  net charge-offs...............................     3.1x      4.8x     5.1x     4.0x      2.8x
Ratio of allowance for losses on receivables to
  nonperforming assets..........................   104.3%    111.8%    96.8%    77.9%     63.8%

  Nonperforming Assets

     Nonperforming assets include nonaccrual finance receivables and repossessed assets. Textron Financial classifies receivables as nonaccrual, and suspends the recognition of earnings, when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if Textron Financial has significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by: (1) payment delinquency, (2) reduction in the obligor's cash flows, (3) deterioration in the loan to collateral value relationship, or (4) other relevant considerations.

     The table below shows nonperforming assets by business segment:

                                                                     YEARS ENDED
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
                                                                    (In millions)
NONPERFORMING ASSETS BY SEGMENT
  Small Business............................................  $ 42.8    $ 20.6    $20.6
  Middle Markets............................................    45.2      39.6     18.0
  Specialty Finance.........................................    12.3      21.8      9.9
  Structured Capital........................................     5.4       1.8       --
  Commercial Real Estate....................................     5.5      17.1     38.2
                                                              ------    ------    -----
          Total nonperforming assets........................  $111.2    $100.9    $86.7
                                                              ======    ======    =====

     The above table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to 12.6%, 8.9%, and 10.9% of recourse captive finance receivables for the years ended 2000, 1999, and 1998, respectively. Revenues recognized on these delinquent accounts were approximately $10.1 million, $7.0 million, and $5.8 million for the years ended 2000, 1999, and 1998, respectively.

  Delinquent Earning Accounts and Loan Modifications

     Textron Financial does not have any earning accounts that are 90 days or more delinquent, with the exception of the captive receivables described above. Loans that are modified are not returned to accruing status until six months of timely payments have been received, or Textron Financial otherwise deems that full collection of principal and interest is not doubtful.

  Allowance for Losses

     The allowance for losses on receivables is available to absorb losses in the entire portfolio. Textron Financial establishes this allowance through direct charges to income. Losses are charged to the allowance when all or a portion of a receivable is considered to be uncollectible. The Company reviews the allowance periodically, and adjusts it in response to: (1) the size and loss experience of the overall portfolio, (2) current economic conditions, and (3) the collectibility and workout potential of identified nonperforming accounts. Finance receivables are written down to the fair value of the related collateral (less estimated cost to sell) when the collateral is repossessed or when no payment has been received for six months. If the fair market value of repossessed assets declines after the time of repossession, Textron Financial records a writedown to reflect this reduction in value.

ITEM 2.  PROPERTIES

     Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout the United States. For additional information regarding Textron Financial's lease obligations, see Note 14 to Textron Financial's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding Textron Financial's legal proceedings, see Note 15 to Textron Financial's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial's stock. Dividends of $84.3 million were declared and $82.0 million were paid in 2000, and dividends declared and paid in 1999 and 1998 were $35.7 million and $62.3 million, respectively. For additional information regarding restrictions as to dividend availability, see Note 8 to Textron Financial's audited Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data should be read in conjunction with Textron Financial's Consolidated Financial Statements:

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
RESULTS OF OPERATIONS
Finance charges and discounts........  $  587,444   $  391,091   $  297,091   $  290,943   $  281,830
Rental revenues on operating
  leases.............................      18,904       15,503       17,181       18,664       19,071
Other income.........................      84,173       56,309       52,890       40,613       26,346
Net income...........................     118,016       78,904       69,576       67,741       58,339

BALANCE SHEET DATA
Total finance receivables............  $5,589,412   $5,577,374   $3,611,397   $3,069,123   $3,172,824
Allowance for losses on
  receivables........................     115,953      112,769       83,887       77,394       74,824
Equipment on operating
  leases -- net......................     135,356      133,171      118,590      111,518      127,691
Total assets.........................   6,130,796    5,989,483    3,784,538    3,177,965    3,269,141
Commercial paper and short-term
  debt...............................     965,802    1,339,021    1,424,872    1,073,665    1,014,613
Long-term debt.......................   3,701,067    3,211,737    1,403,958    1,290,903    1,426,783
Deferred income taxes................     315,322      307,035      321,521      319,293      315,366
Textron Financial and Litchfield
  obligated mandatory redeemable
  preferred securities of trust
  subsidiary holding solely
  Litchfield junior subordinated
  debentures.........................      28,009       28,539           --           --           --
Shareholder's equity.................     909,677      869,161      472,452      405,876      411,715
External debt to shareholder's
  equity.............................        5.13X        5.24x        5.99x        5.83x        5.93x

SELECTED DATA AND RATIOS

PROFITABILITY
Net interest margin as a percentage
  of average net investment(2).......        6.28%        6.27%        6.88%        6.51%        6.15%
Return on average equity.............       13.12%       14.06%       16.21%       16.76%       14.79%
Return on average assets(3)..........        1.88%        1.74%        2.06%        2.07%        1.84%
Ratio of earnings to fixed charges...        1.58X        1.63x        1.72x        1.70x        1.65x
Selling and administrative expenses
  as a percentage of average managed
  receivables(4).....................        1.67%        1.75%        1.73%        1.54%        1.65%
Operating efficiency ratio(5)........        34.1%        35.4%        33.8%        29.3%        27.8%

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
CREDIT QUALITY
60+ days contractual delinquency as a
  percentage of finance
  receivables(6).....................        1.16%        0.96%        0.87%        0.86%        0.75%
Nonperforming assets as a percentage
  of finance assets(7)...............        1.86%        1.74%        2.29%        3.10%        3.60%
Allowance for losses on receivables
  as a percentage of finance
  receivables........................        2.07%        2.02%        2.32%        2.52%        2.36%

---------------
(1) Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

(2) Represents revenues earned less interest expense on borrowings as a percentage of average net investment. Average net investment includes finance receivables plus operating leases less deferred taxes on leveraged leases.

(3) Average assets include finance receivables, less allowance for loan losses; operating leases; and other assets. Investments in leveraged leases are not net of deferred taxes.

(4) Average managed receivables include owned receivables plus receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(5) Operating efficiency ratio is selling and administrative expenses divided by net interest margin (including other income).

(6) Delinquency excludes captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(7) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; beneficial interests in securitized assets; investment in equipment residuals; ADC arrangements; and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheet).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial) utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets, and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.4 billion, of which $600 million will expire in 2001 and $800 million will expire in 2003. While none of Textron Financial's total lines of credit were used, those not reserved as support for commercial paper were $544 million at December 30, 2000, as compared to $296 million at January 1, 2000. Additionally, Textron Financial maintains a fully available C$50 million Canadian facility, and a fully available L25 million UK facility, both of which will expire in 2001.

     Textron Financial filed a Form S-3 registration statement with the Securities and Exchange Commission in 1999. Under this shelf registration, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note program of $1.125 billion within the facility. In April 2000, Textron Financial issued $750 million of variable notes under this facility with $275 million maturing in 2001 and $475 million maturing in 2002. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $220 million of variable rate debt, which was prepayable at par. At December 30, 2000, Textron Financial had $1.25 billion available under this facility.

     During 2000, Textron Financial increased its availability under its medium-term note facility under 144A of the Securities Act of 1933, as amended, by $300 million and issued $415 million of variable rate notes. Proceeds from issuances under this facility were used to refinance maturing commercial paper. At December 30, 2000, this medium-term note facility was fully utilized.

     Through private issuances in 2000, Textron Financial also entered into $40.0 million and $32.5 million of variable rate notes maturing in 2004 and 2003, respectively. In addition, Textron Financial issued a private Canadian dollar variable rate note of C$25 million and a fixed rate note of C$50 million, both maturing in 2003.

     During the year, Textron Financial securitized approximately $763 million of general aviation finance receivables, $275 million of captive golf and turf finance receivables, $70 million of franchise receivables and $69 million of land finance note receivables. These securitizations provided Textron Financial with an alternate source of financing while maintaining desired debt-to-capital ratios. Textron Financial utilized the proceeds from the securitizations to retire commercial paper. Textron Financial anticipates that it will enter into additional securitization transactions in 2001.

     Cash flows provided by operations were $163 million in 2000, as compared to $144 million in 1999. The increase is primarily due to a 52% increase in net income before depreciation and amortization, and to the timing of income tax payments, largely offset by the timing of payments of accrued interest and other liabilities and noncash gains on securitizations. Depreciation was $16.5 million, $12.0 million and $10.3 million in 2000, 1999 and 1998, respectively while amortization was $15.3 million, $7.4 million and $3.4 million in 2000, 1999 and 1998, respectively. Cash flows from operations were $144 million in both 1999 and 1998. A 1999 increase of 17% in income before provision for losses, less a gain on the sale of an investment, was offset by the payment of accrued interest and other liabilities, and an increase in other assets.

     Cash flows used in investing activities in 2000 were funded from the collection of receivables, syndication and securitization of receivables and through the issuance of long-term debt.

     Short-term borrowings decreased by $373 million in 2000, as compared to a decrease of $86 million in the prior year. The decrease in 2000 and 1999 reflected the refinancing of short-term borrowings with long-term debt. Long-term debt increased by $489 million and $1,808 million in 2000 and 1999, respectively, due to the financing of receivable growth, including acquisitions in 1999, and the refinancing of debt maturities.

     In 2000, Textron Financial declared and paid dividends to Textron of $84.3 million and $82.0 million, respectively, as compared to dividends paid of $35.7 million in 1999. The lower dividends in 1999 were due to the retention of capital to support receivable growth. Textron contributed capital to Textron Financial of $31.8 million ($27.3 million noncash and $4.5 million cash) in 2000 consisting of Textron's contribution of Textron Funding Corporation (Textron Funding). Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The 1999 cash capital contributions of $353.5 million were primarily in support of acquisitions in that year.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at December 30, 2000.

     Textron Financial's ratio of earnings to fixed charges was 1.58x in 2000 (1.63x in 1999 and 1.72x in 1998). Commercial paper and short-term debt as a percentage of total debt was 21% at December 30, 2000, as compared to 29% at January 1, 2000. The decrease represents a temporary position and does not reflect a change in management's strategy to match fund the duration of its debt with that of its receivable portfolio. The Company believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

  Finance Assets

     Textron Financial's portfolio includes a wide variety of secured loans and leases to customers located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral and among borrowers.

     Total finance assets were $6.0 billion at December 30, 2000, up 3% from $5.8 billion at January 1, 2000. The increase in finance assets was due mostly to growth in the floorplan finance, syndicated bank loans, asset-based lending, factoring and franchise finance portfolios. The floorplan finance portfolio increased by $224 million or 38% due mostly to the increases in Textron-related business. The syndicated bank loan portfolio increased by $171 million due to organic growth in 2000 for a business established in 1999. The net organic growth in the franchise finance portfolio was $140 million or 66%. Organic growth in other established niches including asset-based lending, golf course finance, factoring, media finance and receivables finance, was $74 million, $73 million, $67 million, $64 million and $42 million, respectively, in 2000. The portfolio increases at December 30, 2000, were offset by net decreases in the aircraft and equipment portfolios of $385 million and $295 million, respectively, due to portfolio securitizations and sales totaling $763 million and $475 million, respectively.

     Finance receivable additions for 2000 were $7.0 billion, as compared to $4.9 billion in 1999. Factoring additions increased by $918 million due to the first full year of operation for businesses acquired in 1999, and organic growth. Floorplan additions increased by $399 million resulting from the addition of a new Textron product line in late 1999 and organic growth. Syndicated bank loan additions increased by $256 million due to the first full year of operation. Acquisitions and organic growth in the remaining portfolios accounted for an increase of $540 million, net of small volume decreases in the aircraft, asset-based lending and equipment portfolios.

  Nonperforming Assets

     Nonperforming assets as a percentage of finance assets increased to 1.86% at December 30, 2000 from 1.74% at January 1, 2000. Nonperforming assets were $111 million at December 30, 2000, as compared to $101 million at January 1, 2000. The 2000 increases in nonperforming aircraft finance, floorplan finance, asset-based lending and factoring assets, were partially offset by decreases in nonperforming real estate, golf finance and equipment assets. The allowance for losses on receivables as a percentage of nonperforming assets was 104% at December 30, 2000, as compared to 112% at January 1, 2000.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluation of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At December 30, 2000, Textron Financial's interest-sensitive liabilities in excess of interest-sensitive assets were $415 million, including $150 million of fixed rate interest rate exchange agreements on Textron Financial's debt and $100 million of variable rate interest rate exchange agreements on finance receivables. Interest-sensitive liabilities in excess of interest-sensitive assets were $45 million at January 1, 2000, net of $300 million of interest rate exchange agreements on Textron Financial's debt. The change in the Company's net position does not reflect a change in management's match funding strategy. During 2000, Textron Financial entered into interest rate exchange agreements with an aggregate notional amount of $200 million to fix interest payments on expected issuances of debt in 2001.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks, or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to Textron Financial's asset and liability position at December 30, 2000, and January 1, 2000, indicated no material effect on the Company's net income and cash flows for the following twelve-month periods, or fair value at December 30, 2000.

  Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve a prudent balance between floating and fixed rate debt. These agreements do not involve a high degree of complexity or risk. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of these agreements on interest expense was immaterial in 2000 and increased interest expense by $1.8 million and $1.4 million in 1999 and 1998, respectively.

     Textron Financial has outstanding interest rate exchange agreements involving prime-based payments and LIBOR-based receipts of $715 million and $125 million notional at December 30, 2000, and January 1, 2000, respectively. The objective of these interest rate exchange agreements is to lock in the net interest margin each period by eliminating the basis risk between LIBOR-based debt obligations and prime-based loan receivables. The net effect of these agreements on interest expense was immaterial in 2000.

     In 2000, Textron Financial entered into $100 million of variable interest rate exchange agreements to convert cash flows associated with a fixed rate receivable portfolio to LIBOR-based receipts. The objective of these interest rate exchange agreements is to mitigate Textron Financial's exposure to fluctuations in interest rates by matching interest sensitive liabilities with synthetic interest sensitive assets. The net effect of these agreements on net income was immaterial in 2000.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, Textron Financial enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign exchange contracts in 2000 and 1999 are not material. In the fourth quarter of 2000, Textron Financial entered into a foreign currency exchange agreement to convert $32.5 million of variable rate U.S. dollar debt to C$50 million of variable rate Canadian dollar debt.

RESULTS OF OPERATIONS
2000 VS. 1999

  Revenues

     Revenues for the twelve months ended December 30, 2000, increased by $227.6 million or 49.2% reflecting a higher level of average finance receivables, higher yields on finance receivables, an increase in other income and a higher level of average operating lease assets. Finance charges and discounts increased by $196.4 million or 50.2% reflecting a 38% higher level of average finance receivables and an increase in portfolio yield to 10.59% from 9.73% in 1999. Acquisitions completed in 1999 accounted for $122.3 million of the revenue increase. The higher yields reflect an increase in the interest rate environment in 2000 as compared to the corresponding period in 1999. Excluding cumulative earnings adjustments on leveraged leases in 2000 and 1999, the portfolio yield would have been 10.53% and 9.56%, respectively. The increase in other income is due mostly to syndication and securitization income partially offset by the sale of an investment in 1999. Operating lease revenue increased $3.4 million due to higher average operating lease assets.

  Interest Expense

     Interest expense for the twelve months ended December 30, 2000, increased by $128.0 million or 62.8% on 40.6% higher average debt outstanding. The higher interest expense also reflected an increase in the average borrowing rate for the period from 5.92% to 6.89% attributable to a higher interest rate environment and a reduction in short-term debt as a percentage of total debt.

  Interest Margin

     Interest margin for the twelve months of 2000 was essentially unchanged at 6.28%, as compared to 6.27% for the corresponding period in 1999. The 2000 interest margin included higher fee income relative to average outstanding receivables, offset by lower leveraged lease earnings.

  Operating Expenses

     Selling and administrative expenses for the twelve months of 2000 increased by $29.9 million, as compared to the corresponding period in 1999. The increase in 2000 principally reflects the full year impact of the Company's 1999 acquisitions. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.67% for the twelve months of 2000 from 1.75% for the corresponding period in 1999.

  Provision for Losses

     The provision for losses of $36.7 million was $4.6 million higher than the corresponding period in 1999. Net charge-offs were $45.8 million during 2000, as compared to $23.6 million in 1999. The increase in net charge-offs reflects $12.6 million for real estate accounts that were fully reserved (including an $8 million charge-off to the real estate owned valuation allowance) as compared to $2.2 million that were recognized in the corresponding period in 1999. The net increase in 2000 also reflects higher net charge-offs in receivable finance, primarily land finance, of $5.2 million. The Company also experienced an increase in net charge-offs in 2000, as compared to 1999 of $3.9 million in its Middle Markets segment, primarily asset-based lending and floorplan finance, and $2.3 million in the equipment leasing portfolio within its Small Business segment.

     The allowance for losses on receivables increased to $116 million at December 30, 2000, as compared to $113 million at January 1, 2000. The allowance for losses on receivables as a percentage of total finance receivables was 2.1% at December 30, 2000, as compared to 2.0% at January 1, 2000 (2.4% in 2000 and 1999, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonperforming assets was 104% at December 30, 2000, as compared to 112% at January 1, 2000.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     Net income for the twelve months of 2000 was $39.1 million or 50% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher fee income, higher rental revenues on higher average operating lease assets and a lower effective tax rate, partially offset by higher selling and administrative expenses, higher goodwill amortization and a higher loss provision.

RESULTS OF OPERATIONS
1999 VS. 1998

  Revenues

     Total revenues in 1999 increased $95.7 million from 1998, to $462.9 million, reflecting a higher level of average finance receivables and higher other income, partially offset by a decrease in yields on finance receivables. Approximately $55.9 million of revenue increase was attributable to the Company's 1999 acquisitions and an acquisition consummated on December 31, 1998.

     Finance charges and discounts increased 32% in 1999. The 1999 results reflect a 36% higher level of average finance receivables, partially offset by a lower yield of 9.73%, as compared to 10.03% in 1998. Rental revenue from operating leases in 1999 was $15.5 million, down from $17.2 million in 1998 on lower average operating lease assets of 8.5% in 1999. Other income of $56.3 million in 1999 increased by $3.4 million from 1998, reflecting higher syndication fees, insurance fees, late charges, and servicing fees, partially offset by lower residual gains and prepayment income. In addition, 1999 results included a gain of $4.7 million on the sale of an investment in the third quarter, while third quarter 1998 results included a gain of $3.4 million on the securitization of Textron-related receivables.

  Interest Expense

     Interest expense of $203.8 million in 1999 increased 31.4%, or $48.7 million, from 1998, reflecting a 38.7% increase in average debt outstanding, partially offset by a decrease in the cost of borrowed funds. Approximately $34.2 million of the interest expense increase was attributable to the Company's 1999 acquisitions and an acquisition consummated on December 31, 1998. Textron Financial's average borrowing rate was 5.92% in 1999 as compared to 6.22% in 1998. The decrease in 1999 reflected a reduction in short-term borrowing rates during much of the year, partially offset by an increase in the borrowing rate for long-term fixed rate debt.

  Interest Margin

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings). Interest margin decreased to 6.27% in 1999 from 6.88% in 1998, primarily due to lower fee income as a percentage of average net receivables, reflecting lower prepayment income and residual gains. To a lesser extent, the 1999 interest margin also reflected lower variable rate yields, partially offset by lower borrowing costs.

  Operating Expenses

     Selling and administrative expenses of $91.6 million in 1999 increased by $20.0 million from 1998. The increase in 1999 principally reflects higher expenses related to acquisitions and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables increased to 1.75% in 1999 from 1.73% in 1998.

  Provision for Losses

     The provision for losses of $32.1 million in 1999 increased from $20.5 million in 1998. The increase in the 1999 provision for losses reflects receivable growth and higher net charge-offs. Net charge-offs were $23.6 million in 1999, as compared to $16.3 million in 1998. Net charge-offs related to asset-based lending increased to $4.5 million in 1999, as compared to $0 in 1998. Aircraft finance related charge-offs increased to $1.5 million in 1999, as compared to a $0.7 million net recovery of previously charged off aircraft in 1998. Equipment related charge-offs increased to $12.1 million, as compared to $10.7 million in 1998. Commercial real estate net charge-offs were $2.2 million in 1999, down from $5.0 million in 1998.

     The allowance for losses on receivables was $113 million at January 1, 2000, and $84 million at January 2, 1999. The increase was primarily related to portfolio growth and acquisitions. The allowance for losses as a percent of receivables was 2.0% at January 1, 2000, and 2.3% at January 2, 1999 (2.4% and 2.7% excluding captive receivables with recourse to Textron in 1999 and 1998, respectively).

  Net Income

     Net income increased by 13% to $78.9 million in 1999. Net income was favorably affected by higher average managed finance receivables, higher other income, and lower borrowing costs, partially offset by lower portfolio yields, higher selling and administrative costs, and a higher provision for losses.

  Forward-looking Statements

     Certain statements in this Annual Report and other oral and written statements made by Textron Financial from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to successfully integrate acquisitions; (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates; (c) the level of sales of Textron products for which Textron Financial offers financing; (d) the ability to maintain credit quality and control costs when entering new markets; (e) the actions of our competitors and our ability to respond; (f) our ability to attract and retain qualified and experienced personnel; (g) Textron Financial's access to debt financing at competitive rates; and (h) access to equity in the form of retained earnings and capital contributions from Textron.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Risk Management" in Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Textron Financial Corporation

     We have audited the accompanying consolidated balance sheet of Textron Financial Corporation as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, cash flows, and changes in shareholder's equity for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 23, 2001

                        CONSOLIDATED STATEMENT OF INCOME

     For each of the three years in the period ended December 30, 2000

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (In thousands)
REVENUES
Finance charges and discounts..............................  $587,444    $391,091    $297,091
Rental revenues on operating leases........................    18,904      15,503      17,181
Other income...............................................    84,173      56,309      52,890
                                                             --------    --------    --------
                                                              690,521     462,903     367,162
EXPENSES
Interest...................................................   331,865     203,817     155,126
Selling and administrative.................................   121,534      91,620      71,587
Provision for losses.......................................    36,704      32,067      20,483
Depreciation of equipment on operating leases..............     8,422       6,867       7,340
                                                             --------    --------    --------
                                                              498,525     334,371     254,536
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES...............................................   191,996     128,532     112,626
Income taxes...............................................    72,585      49,385      43,050
Distributions on preferred securities (net of tax benefits
  of $837 and $153, respectively)..........................     1,395         243          --
                                                             --------    --------    --------
NET INCOME.................................................  $118,016    $ 78,904    $ 69,576
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                                (Dollars in thousands)
ASSETS
Cash and equivalents........................................   $    6,498     $   17,379
Finance receivables, net of unearned income:
  Installment contracts.....................................    1,985,304      2,227,206
  Revolving loans...........................................    1,304,591      1,215,953
  Floorplan receivables.....................................      894,037        657,079
  Golf course and resort mortgages..........................      678,409        607,030
  Leveraged leases..........................................      360,982        347,861
  Finance leases............................................      360,639        509,413
  Commercial real estate mortgages..........................        5,450         12,832
                                                               ----------     ----------
          Total finance receivables.........................    5,589,412      5,577,374
Allowance for losses on receivables.........................     (115,953)      (112,769)
                                                               ----------     ----------
          Finance receivables -- net........................    5,473,459      5,464,605
Equipment on operating leases -- net........................      135,356        133,171
Other assets................................................      515,483        374,328
                                                               ----------     ----------
          Total assets......................................   $6,130,796     $5,989,483
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  190,921     $  215,925
Amounts due to Textron Inc..................................       19,998         18,065
Deferred income taxes.......................................      315,322        307,035
Debt........................................................    4,666,869      4,550,758
                                                               ----------     ----------
          Total liabilities.................................    5,193,110      5,091,783
                                                               ----------     ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................       28,009         28,539
SHAREHOLDER'S EQUITY
Common stock, $100 par value
  (4,000 shares authorized; 2,500 shares issued and
  outstanding)..............................................          250            250
Capital surplus.............................................      533,676        508,676
Investment in parent company preferred stock................      (25,000)            --
Retained earnings...........................................      400,751        360,235
                                                               ----------     ----------
          Total shareholder's equity........................      909,677        869,161
                                                               ----------     ----------
          Total liabilities and shareholder's equity........   $6,130,796     $5,989,483
                                                               ==========     ==========

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

     For each of the three years in the period ended December 30, 2000

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $   118,016    $    78,904    $    69,576
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for losses..............................       36,704         32,067         20,483
  Depreciation and amortization.....................       31,772         19,417         13,716
  Deferred income tax provision.....................       16,109         (4,558)         2,228
  Leveraged lease noncash earnings..................           --         (3,588)        (7,646)
  Gain on sale of investment........................           --         (4,710)            --
  Gain on sale of real estate owned.................       (1,875)            --             --
  Increase (decrease) in accrued interest and other
     liabilities....................................      (23,799)        28,249         42,209
  Noncash gain on securitizations...................      (22,053)            --         (3,400)
  Other.............................................        7,845         (1,807)         7,141
                                                      -----------    -----------    -----------
          Net cash provided by operating
            activities..............................      162,719        143,974        144,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.........   (7,032,392)    (4,920,185)    (4,069,256)
Finance receivables repaid..........................    5,233,584      3,783,080      3,351,961
Proceeds from receivable sales, including
  securitizations...................................    1,555,790        307,140        366,489
Acquisitions, net of cash acquired..................           --       (714,942)      (203,203)
Purchase of assets for operating leases.............      (50,326)       (62,579)       (36,840)
Proceeds from disposition of operating lease and
  other assets......................................       40,519         43,737         25,892
Net proceeds from sale of investment................           --          4,501             --
Other capital expenditures..........................      (14,406)       (11,025)       (12,948)
Proceeds from real estate owned.....................        8,593          3,503          2,028
Other investments...................................       (3,356)       (10,053)        (5,997)
                                                      -----------    -----------    -----------
          Net cash used in investing activities.....     (261,994)    (1,576,823)      (581,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt............    1,287,450      2,345,013        370,000
Principal payments on long-term debt................     (798,120)    (1,056,392)      (304,311)
Net increase (decrease) in commercial paper.........      (48,388)      (181,391)       188,176
Net increase (decrease) in short-term debt..........     (324,831)        95,540        163,031
Proceeds from issuance of nonrecourse debt..........      200,989         51,286         60,404
Principal payments on nonrecourse debt..............     (153,139)      (143,675)       (39,937)
Net increase (decrease) in amounts due to Textron
  Inc...............................................        1,933           (354)        12,003
Capital contributions from Textron Inc. ............        4,504        353,505         59,300
Dividends paid to Textron Inc.......................      (82,004)       (35,700)       (62,300)
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities..............................       88,394      1,427,832        446,366
                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.....................      (10,881)        (5,017)         8,799
Cash and equivalents at beginning of year...........       17,379         22,396         13,597
                                                      -----------    -----------    -----------
Cash and equivalents at end of year.................  $     6,498    $    17,379    $    22,396
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

     For each of the three years in the period ended December 30, 2000

                                                             INVESTMENT IN
                                        COMMON   CAPITAL    PARENT COMPANY    RETAINED
                                        STOCK    SURPLUS    PREFERRED STOCK   EARNINGS    TOTAL
                                        ------   --------   ---------------   --------   --------
                                                             (In thousands)
BALANCE JANUARY 3, 1998...............   $250    $ 95,871      $     --       $309,755   $405,876
Net income............................     --          --            --         69,576     69,576
Capital contributions from Textron
  Inc. ...............................     --      59,300            --             --     59,300
Dividends to Textron Inc. ............     --          --            --        (62,300)   (62,300)
                                         ----    --------      --------       --------   --------
BALANCE JANUARY 2, 1999...............    250     155,171            --        317,031    472,452
Net income............................     --          --            --         78,904     78,904
Capital contributions from Textron
  Inc. ...............................     --     353,505            --             --    353,505
Dividends to Textron Inc. ............     --          --            --        (35,700)   (35,700)
                                         ----    --------      --------       --------   --------
BALANCE JANUARY 1, 2000...............    250     508,676            --        360,235    869,161
NET INCOME............................     --          --            --        118,016    118,016
CAPITAL CONTRIBUTIONS FROM TEXTRON
  INC. ...............................     --      31,757       (25,000)            --      6,757
DIVIDENDS TO TEXTRON INC. ............     --      (6,757)           --        (77,500)   (84,257)
                                         ----    --------      --------       --------   --------
BALANCE DECEMBER 30, 2000.............   $250    $533,676      $(25,000)      $400,751   $909,677
                                         ====    ========      ========       ========   ========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company offering specialized lending in four core business segments: Small Business, Middle Markets, Specialty Finance and Structured Capital. Textron Financial originates financing transactions for numerous industries, including aircraft, golf and timeshare resorts. Textron Financial's other financial services and products include syndications, portfolio servicing, asset management and insurance brokerage. Textron Financial is a subsidiary of Textron Inc. (Textron), a $13 billion global, multi-industry company with market-leading businesses in Aircraft, Automotive, Fastening Systems, Industrial Products and Finance. At December 30, 2000, 21% of Textron Financial's total managed finance receivables were related to Textron or Textron's products. Textron Financial's principal markets are located in North America. However, the Company finances Textron manufactured products worldwide, principally Bell Helicopters and Cessna aircraft. Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Textron Financial and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results may differ from such estimates.

  Finance Charges and Discounts and Investment Tax Credits

     Finance charges and discounts include interest on loans, capital lease earnings and discounts on certain revolving credit arrangements. Finance charges and investment tax credits are recognized in finance charge revenues using the interest method to produce a constant rate of return over the terms of the finance assets. Accrual of interest income is suspended for accounts which are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

  Other Income

     Other income includes late charges, prepayment penalties, residual gains and other miscellaneous fees which are primarily recognized as income when received.

     Other income also includes syndication gains on the sale of loans and leases. Syndication gains (excluding securitizations) were $12.1 million, $13.6 million and $9.9 million in 2000, 1999 and 1998, respectively. In some circumstances, the Company sells or securitizes loans and leases and retains interest-only securities, subordinated tranches, servicing rights and cash reserve accounts, all of which are retained interests in the securitized receivables. Gain or loss on sale of the finance receivables depends in part on the previous carrying amount of the finance receivables involved in the transfer, allocated between assets sold and retained interests based on their relative fair value at the date of transfer. Securitization gains were $22.1 million in 2000 and $3.4 million in 1998. Subsequent to the sales, certain retained interests are carried at fair value. The Company generally estimates fair value based on the present value of future cash flows expected under management's best estimates of the key assumptions -- credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.

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

     Finance receivables are written off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Reserves relating to nonperforming assets, which assets are expected to be recovered through future cash payments, were established based on the present value of those cash flows discounted at the original interest rate of the loan. Reserves for collaterally dependent loans are established to provide for the difference between the estimated fair value of the underlying assets, less cost to sell, and the loan balance.

  Equipment on Operating Leases

     Income from operating leases is recognized in equal amounts over the lease term. The cost of such assets is capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful lives of the assets or the lease term.

  Intangible Assets

     Textron Financial amortizes the excess of cost over the fair value of net assets acquired (goodwill) on a straight-line basis over periods ranging from 10 to 25 years. Goodwill at December 30, 2000, and January 1, 2000, was $215.6 million and $211.4 million, net of accumulated amortization of $15.8 million and $3.9 million, respectively. Amortization expense totaled $11.9 million, $3.3 million and $0.6 million for the years ended 2000, 1999 and 1998, respectively. At December 30, 2000, approximately $56.5 million of goodwill (net of accumulated amortization) was deductible for federal income tax purposes over 15 years under Section 197 of the Internal Revenue Code.

     Certain other identified intangible assets are being amortized over periods ranging from five to six years.

     Textron Financial periodically evaluates the carrying value of its intangible assets for impairment to determine if a write-down to fair value is necessary. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets.

  Pension Benefits and Postretirement Benefits Other than Pensions

     Textron Financial participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $1.5 million, $0.9 million and $0.8 million in 2000, 1999 and 1998, respectively. The cost of the defined benefit pension plan amounted to approximately $2.7 million, $2.6 million and $1.2 million in 2000, 1999 and 1998, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in accrued interest and other liabilities on Textron Financial's consolidated balance sheet.

  Foreign Currency Forward Exchange Contracts

     Textron Financial has entered into foreign currency forward exchange contracts to minimize its currency exchange risk on its foreign currency receivables and debt. Gains and losses on foreign currency forward exchange contracts that hedge foreign currency receivables and debt are recognized in income as the exchange rates change and offset foreign currency gains and losses on the foreign currency receivables and debt. While Textron Financial is exposed to credit loss in the event of nonperformance by the counterparties to the contracts, Textron Financial does not anticipate nonperformance by any of those parties. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2000. Foreign currency exchange gains and losses in 2000, 1999 and 1998 were not material.

  Interest Rate Exchange Agreements

     As part of managing interest rate exposure on its assets and liabilities, Textron Financial is a party to various interest rate exchange agreements. While Textron Financial is exposed to credit loss for the periodic settlement of amounts due under such agreements in the event of nonperformance by the counterparties, Textron Financial does not anticipate nonperformance by any of those parties. Textron Financial currently minimizes this potential for risk by entering into contracts exclusively with major, financially sound counterparties having no less than a long-term bond rating of a middle "A," by continuously monitoring the counterparties' credit ratings and by limiting exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2000.

     Interest differentials to be paid or received are accrued and recognized in interest expense over the lives of the agreements.

     Fees and expenses incurred to enter into interest rate exchange agreements are deferred and subsequently amortized to expense over the terms of the agreements.

  Income Taxes

     Textron Financial's revenues and expenses are included in Textron's consolidated tax return. Current tax expense is based on allocated federal tax charges and benefits on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in Textron's consolidated returns.

     Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax rates expected to be in effect when such amounts are expected to be realized or settled.

  Fair Value of Financial Instruments

     Fair values of financial instruments are based upon estimates at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts Textron Financial could realize or settle currently. Textron Financial does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

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

SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to all fiscal quarters of years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which amended accounting and reporting standards and addressed issues causing implementation difficulties with SFAS No. 133 for certain derivative instruments and hedging activities. These statements became effective for the Company on December 31, 2000. The Company will record the effect of the transition to these new accounting requirements in the first quarter of 2001 as a cumulative effective of change in accounting principle. The effect of this change in accounting will not be material to the Company's results of operations and financial position.

     The Company expects that in the first quarter of fiscal 2001 it will record an estimated charge to "Other Comprehensive Income" of $11.3 million, which is net of a $7.0 million income tax benefit resulting from the adoption of the SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. SFAS No. 140 also introduces new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. The provisions for accounting for collateral by secured parties and the new disclosure requirements are effective in the fourth quarter of fiscal 2000, as required by the statement. The provisions of SFAS No. 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based upon current activities, the adoption of this statement will not have a material effect on the Company's results of operations or financial position.

NOTE 2 RELATIONSHIP WITH TEXTRON INC.

     Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $11.6 million in 2000, $7.2 million in 1999 and $3.7 million in 1998, and operating lease revenues of $10.9 million in 2000, $9.5 million in 1999 and $10.8 million in 1998. In 2000, 1999 and 1998, Textron Financial paid Textron $1,428.8 million, $1,260.0 million and $980.4 million, respectively, for the purchase of receivables and operating lease assets.

     Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship.

     Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $833.7 million at December 30, 2000, and $840.6 million at January 1, 2000, and operating leases of $69.0 million at December 30, 2000, and $69.1 million at January 1, 2000, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on subordinated certificates of $37.8 million and $26.8 million at year-end 2000 and 1999, respectively, and on cash reserves of $14.4 million and $10.2 million at year-end 2000 and 1999, respectively. Both the subordinated certificates and the cash reserves were related to receivable securitizations.

     Under the operating agreements between Textron and Textron Financial, Textron has made available to Textron Financial a $100 million line of credit for junior subordinated borrowings at the prime interest rate (9.50% at December 30, 2000). Textron Financial had no borrowings under this line at December 30, 2000, or January 1, 2000. In addition, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $21.6 million at December 30, 2000 ($18.6 million at January 1, 2000) under this arrangement, which are reflected in Amounts due to Textron Inc. on Textron Financial's consolidated balance sheet.

     Textron has also agreed with Textron Financial to cause Textron Financial's pretax income available for fixed charges to be not less than 125% of its fixed charges, and its consolidated Shareholder's equity to be not less than $200 million. No related payments were required for 2000, 1999, or 1998.

     The Company has an income tax receivable of $8.7 million at December 30, 2000, as compared to a liability of $19.0 million at January 1, 2000, and these accounts will be settled with Textron as Textron manages its consolidated federal tax position.

NOTE 3 ACQUISITIONS

     During 1999, Textron Financial acquired the businesses listed in the table below. The acquisitions were accounted for as purchases and accordingly, the results of operations of each acquired business are included in the statement of income from the date of acquisition. Goodwill, net of other identified intangibles, is being amortized in accordance with the Company's accounting policies.

                                                            FAIR VALUE OF
                                                 PURCHASE    NET ASSETS
                           ACQUISITION            PRICE       ACQUIRED             TYPE OF BUSINESS
                  -----------------------------  --------   -------------   -------------------------------
                                                      (In millions)
November 3, 1999  Litchfield Financial
                    Corporation................   $182.5       $ 39.9       Resort receivables and other
                                                                              receivables oriented
                                                                              transactions
October 1, 1999   Green Tree Financial.........    495.1        450.1       Aircraft and franchise finance
July 1, 1999      RFC Capital Corporation......     18.0          4.3       Factoring
March 31, 1999    Southern Capital
                    Corporation................     52.8         50.2       Specialized equipment financing

NOTE 4 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at December 30, 2000, were as follows:

                                    2001        2002       2003       2004       2005     THEREAFTER     TOTAL
                                 ----------   --------   --------   --------   --------   ----------   ----------
                                                                  (In thousands)
Installment contracts..........  $  366,183   $282,353   $248,877   $175,769   $152,760   $  759,362   $1,985,304
Revolving loans................     606,872     57,296    112,551    137,883    215,197      174,792    1,304,591
Floorplan receivables..........     809,606     76,569      5,023      2,413        426           --      894,037
Golf course and resort
  mortgages....................     136,608    148,454     48,352     63,822     80,562      200,611      678,409
Leveraged leases...............      (3,937)    (8,649)    (7,400)    31,331     19,182      330,455      360,982
Finance leases.................      72,734     67,551     58,566     43,131     33,319       85,338      360,639
Commercial real estate
  mortgages....................       5,450         --         --         --         --           --        5,450
                                 ----------   --------   --------   --------   --------   ----------   ----------
Total finance receivables......  $1,993,516   $623,574   $465,969   $454,349   $501,446   $1,550,558   $5,589,412
                                 ==========   ========   ========   ========   ========   ==========   ==========

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. The ratio of cash collections (net of finance charges) to average net receivables, excluding floorplan receivables and revolving loans, was approximately 59% in 2000 and 55% in 1999. During 2000 and 1999, cash collections of finance receivables (excluding proceeds from receivable sales or securitizations) were $5.2 billion and $3.8 billion, respectively.

     Installment contracts and finance leases have initial terms generally ranging from one to fifteen years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Finance leases include residual values expected to be realized at contractual maturity.

     Revolving loans generally have terms of one to three years, and at times convert to term loans that contractually amortize over an average term of seven years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval notes receivable and the underlying real property. Floorplan receivables generally mature within one year. Floorplan receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and floorplan receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2000, such cash turnover was 4.1 times contractual maturities.

     Golf course mortgages have initial terms generally ranging from three to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to 24 months. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $499.8 million, consist of loans with an average balance of $3.2 million and an average remaining contractual maturity of five years. Resort mortgages, totaling $178.6 million, consist of loans with an average balance of $2.9 million and an average remaining contractual maturity of 18 months.

     Leveraged leases are secured by the ownership of the leased asset that include both equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

     Textron Financial's finance receivables are diversified across geographic region, borrower industry and type of collateral. Textron Financial's owned and securitized receivable geographic concentrations at December 30, 2000, were as follows: Southeast 24%; Far West 17%; Southwest 13%; Great Lakes 10%; Mideast 10%; New England 6%; Plains 5%; other domestic 5%; South America 4%; and other international 6%. Textron Financial's most significant collateral concentration was aircraft, which accounted for 24% of owned and securitized receivables (16% of owned receivables) at December 30, 2000. There were no significant industry concentrations at December 30, 2000.

  Leveraged Leases

                                                                2000         1999
                                                              ---------    ---------
                                                                  (In thousands)
Rental receivable (net of principal and interest on
  nonrecourse debt).........................................  $ 196,310    $ 203,423
Estimated residual values of leased assets..................    443,026      425,041
Less unearned income........................................   (278,354)    (280,603)
                                                              ---------    ---------
Investment in leveraged leases..............................    360,982      347,861
Deferred income taxes.......................................   (264,898)    (259,792)
Fees payable................................................       (300)        (386)
                                                              ---------    ---------
Net investment in leveraged leases..........................  $  95,784    $  87,683
                                                              =========    =========

     Approximately 63% of Textron Financial's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (In thousands)
Income recognized including investment tax credits..........  $21,973    $23,139    $16,426
Income tax expense..........................................   (8,240)    (8,844)    (6,237)
                                                              -------    -------    -------
Income from leveraged leases................................  $13,733    $14,295    $10,189
                                                              =======    =======    =======

  Finance Leases

                                                                2000        1999
                                                              --------    ---------
                                                                 (In thousands)
Total minimum lease payments receivable.....................  $311,774    $ 452,766
Estimated residual values of leased equipment...............   146,357      164,416
                                                              --------    ---------
                                                               458,131      617,182
Unearned income.............................................   (97,492)    (107,769)
                                                              --------    ---------
Net investment in finance leases............................  $360,639    $ 509,413
                                                              ========    =========

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $86.5 million in 2001; $73.2 million in 2002; $51.8 million in 2003; $34.6 million in 2004; $20.2 million in 2005 and $45.5 million thereafter.

  Loan Impairment

     At December 30, 2000, and January 1, 2000, the Company had nonaccrual loans and leases totaling $101.9 million and $83.6 million, respectively. Approximately $76.4 million and $65.4 million of these respective amounts were considered impaired excluding finance leases and homogenous loan portfolios. Revenues recognized on these delinquent accounts were approximately $10.1 million, $7.0 million and $5.8 million for the years ended 2000, 1999 and 1998, respectively. Cash payments, including finance charges on nonaccrual accounts, generally are applied to reduce loan principal. The allowance for losses on receivables related to impaired loans was $34.1 million at December 30, 2000 and $20.8 million at January 1, 2000.

     The average recorded investments in impaired loans during 2000, 1999 and 1998 were $75.7 million, $46.6 million and $50.7 million, respectively. Nonaccrual accounts resulted in a reduction Textron Financial's revenues by $8.6 million in 2000, $4.7 million in 1999, and $5.1 million in 1998. No interest income was recognized using the cash basis method. Captive finance receivables with recourse that were 90 days or more delinquent amounted to 12.6%, 8.9% and 10.9% of recourse captive finance receivables for the years ended 2000, 1999 and 1998, respectively.

  Allowance for Losses on Receivables

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (In thousands)
Balance at beginning of year...............................  $112,769    $ 83,887    $ 77,394
Provision for losses.......................................    36,704      32,067      20,483
Receivable charge-offs.....................................   (44,699)    (28,293)    (21,181)
Recoveries.................................................     6,871       4,676       4,860
Acquisitions and other.....................................     4,308      20,432       2,331
                                                             --------    --------    --------
Balance at end of year.....................................  $115,953    $112,769    $ 83,887
                                                             ========    ========    ========

     The provision for losses in 1999 and 1998 included $2.2 million and $2.5 million, respectively, for the valuation allowance on other real estate owned.

  Managed Finance Receivables

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                                 2000          1999
                                                              ----------    ----------
                                                                   (In thousands)
Owned receivables...........................................  $5,589,412    $5,577,374
Securitized receivables.....................................   1,324,089       408,666
                                                              ----------    ----------
                                                               6,913,501     5,986,040
Nonrecourse participations..................................     573,157       493,238
Third-party portfolio servicing.............................     445,207       294,701
SBA sales agreements........................................      33,222        28,280
                                                              ----------    ----------
Total managed finance receivables...........................  $7,965,087    $6,802,259
                                                              ==========    ==========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in golf finance and receivables finance, which are sold to independent investors.

     The third-party portfolio servicing amounts largely represent finance receivable portfolios of resort developers and third-party securitizations as well as banks and leasing companies.

NOTE 5 RECEIVABLE SECURITIZATIONS

     During 2000, the Company securitized general aviation loans, franchise loans, finance receivables for the lease or purchase of E-Z-GO golf cars and Textron Turf Care equipment (equipment loans and leases), and loans for residential and recreational land lots (land loan receivables) and recognized pretax gains of $11.8 million, $3.3 million, $0.4 million and $6.6 million, respectively. There were no securitizations in 1999. In each transaction, the Company retained servicing responsibilities and subordinated interests, including subordinated certificates, interest-only securities and cash reserves. The Company receives annual servicing fees approximating 0.75% (for general aviation loans and equipment loans and leases) 0.50% (for land loan receivables) and 0.30% (for franchise loans), of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they have contracted. The investors and the securitizations trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

     Textron Financial has entered into certain interest rate exchange agreements to mitigate its exposure to decreases in interest rates on its interest-only securities. For more information regarding Textron Financial's interest rate exchange agreements, see Note 9 to Textron Financial's audited Consolidated Financial Statements.

     Additionally, Textron Financial had recourse to Textron on certain retained interests as described in Note 2 to Textron Financial's audited Consolidated Financial Statements.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2000 were as follows:

                                                                GENERAL                      LAND
                                            EQUIPMENT LOANS     AVIATION     FRANCHISE       LOAN
                                              AND LEASES         LOANS         LOANS      RECEIVABLES
                                            ---------------    ----------    ---------    -----------
Prepayment speed (annual rate)............      15%-20%            20%-23%        8%           20%
Weighted-average life (in years)..........         1.7                2.5       7.6           5.9
Expected credit losses (annual rate)......        0.20%        0.06%-0.35%     0.25%         1.50%
Residual cash flows discounted at.........          10%                10%       10%           11%

     At December 30, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                           EQUIPMENT LOANS       GENERAL        FRANCHISE     LAND LOAN
                                             AND LEASES       AVIATION LOANS      LOANS      RECEIVABLES
                                           ---------------    --------------    ---------    -----------
                                                               (Dollars in millions)
Carrying amount of retained interests....       $57.2             $47.0           $11.0         $14.4
Weighted average life (in years).........         1.3               2.5             7.6           5.9
                                                -----             -----           -----         -----
PREPAYMENT SPEED ASSUMPTION..............          17%               21%              8%           20%
                                                -----             -----           -----         -----
10% adverse change.......................        (0.1)             (1.4)           (0.3)         (0.8)
20% adverse change.......................        (0.3)             (2.5)           (0.5)         (1.3)
                                                -----             -----           -----         -----
EXPECTED CREDIT LOSSES (ANNUAL RATE).....         0.2%              0.2%            0.3%          1.5%
                                                -----             -----           -----         -----
10% adverse change.......................        (0.1)             (0.5)           (0.1)         (0.4)
20% adverse change.......................        (0.2)             (0.9)           (0.3)         (0.8)
                                                -----             -----           -----         -----
RESIDUAL CASH FLOWS DISCOUNT RATE........          10%               10%             10%           11%
                                                -----             -----           -----         -----
10% adverse change.......................          --              (0.3)           (0.1)         (0.1)
20% adverse change.......................        (0.1)             (0.6)           (0.3)         (0.3)
                                                -----             -----           -----         -----

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Total expected losses for securitizations occurring in 2000 are: equipment loans and leases 0.25%, general aviation loans 0.52%, franchise loans 2.08% and land loan receivables 4.30%. For the equipment loans and leases securitization that occurred in 1998, the total expected losses are 0.31%. There were no securitizations in 1999.

     The table below summarizes certain cash flows received from and (paid to) securitization trusts during the year ended December 30, 2000.

                                                              (In millions)
Proceeds from 2000 securitizations..........................    $1,116.9
Servicing fees received.....................................         3.3
Cash flows received on retained interests...................        11.5
Cash paid to fund up reserve accounts.......................        (3.6)

     Historical loss and delinquency amounts for the managed portfolio for the year ended December 30, 2000 were as follows:

                                                     TOTAL          AGGREGATE
                                                   PRINCIPAL         CONTRACT
                                                    AMOUNT           VALUE 60                   NET
                                                   OF LOANS        DAYS OR MORE    AVERAGE     CREDIT
                                                  AND LEASES         PAST DUE      BALANCES    LOSSES
                                                ---------------    ------------    --------    ------
                                                                                       YEAR-ENDED
TYPE OF FINANCE RECEIVABLE                           AT DECEMBER 30, 2000          DECEMBER 30, 2000
--------------------------                      -------------------------------    ------------------
                                                                    (in millions)
Equipment loans and leases....................     $  517.1           $53.3        $  445.9     $1.0
General aviation loans........................        980.6            11.2           929.5      1.9
Franchise loans...............................        407.5              --           274.1      0.2
Land loan receivables.........................        166.4             6.2           172.0      0.7
                                                   --------           -----        --------     ----
Total loans managed...........................     $2,071.6           $70.7        $1,821.5     $3.8
                                                   --------           -----        --------     ----
CONSISTING OF:
Loans held in portfolio.......................     $  747.5           $27.2
Loans securitized.............................      1,324.1            43.5
                                                   --------           -----
Total loans managed...........................     $2,071.6           $70.7
                                                   ========           =====

NOTE 6 EQUIPMENT ON OPERATING LEASES

                                                                2000        1999
                                                              --------    --------
                                                                 (In thousands)
Equipment on operating leases, at cost:
  Aircraft..................................................  $150,598    $150,167
  Golf cars.................................................     5,489      11,133
Accumulated depreciation:
  Aircraft and golf cars....................................   (20,731)    (28,129)
                                                              --------    --------
Equipment on operating leases -- net........................  $135,356    $133,171
                                                              ========    ========

     Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at December 30, 2000 are $15.4 million in 2001; $12.2 million in 2002; $9.4 million in 2003; $8.1 million in 2004; $6.2 million in 2005; and $7.1 million thereafter.

NOTE 7 OTHER ASSETS

                                                                2000        1999
                                                              --------    --------
                                                                 (In thousands)
Goodwill -- net.............................................  $215,608    $211,378
Securitization related assets...............................   129,608      45,788
Investment in equipment residuals...........................    51,204          --
Fixed assets -- net.........................................    36,382      29,214
Acquisition, development, and construction (ADC)
  arrangements..............................................    32,619      25,811
Other long-term investments.................................    19,212      14,510
Other.......................................................    30,850      47,627
                                                              --------    --------
Total other assets..........................................  $515,483    $374,328
                                                              ========    ========

     During 2000, Textron Financial finalized the purchase price allocation for its fourth quarter 1999 acquisitions. As a result, Textron Financial recorded final fair value adjustments to the assets acquired in these acquisitions of $16.1 million through December 30, 2000.

     The $51.2 million investment in equipment residuals represents the remaining residuals associated with the captive golf and turf equipment rental payments that were securitized during the year.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 8 DEBT AND CREDIT FACILITIES

                                                                 2000          1999
                                                              ----------    ----------
                                                                   (In thousands)
Short-term debt:
  Commercial paper..........................................  $  955,812    $1,004,200
  Short-term debt...........................................       9,990       334,821
                                                              ----------    ----------
          Total short-term debt.............................     965,802     1,339,021
Long-term debt:
  5.66% -- 5.86% notes; due 2001 to 2002....................     218,000       233,000
  6.13% -- 6.73% notes; due 2001 to 2003....................     133,264       112,500
  7.13% -- 7.67% notes; due 2001 to 2004....................   1,080,618     1,140,013
  9.3% Litchfield note; due 2004............................          --        21,224
  Variable rate notes due 2001 to 2004......................   2,269,185     1,705,000
                                                              ----------    ----------
          Total long-term debt..............................   3,701,067     3,211,737
                                                              ----------    ----------
          Total debt........................................  $4,666,869    $4,550,758
                                                              ==========    ==========

     Textron Financial has lines of credit with a bank group aggregating $1.4 billion at December 30, 2000, of which $600 million will expire in 2001 and $800 million will expire in 2003. Textron Financial's lines of credit, including the line of credit with Textron, not used or reserved as support for commercial paper at December 30, 2000 were $544 million. Textron Financial also maintains a fully available C$50 million Canadian facility, and a fully available L25 million UK facility, both of which will expire in 2001. Textron Financial generally pays fees in support of these lines.

     The weighted average interest rates on short-term borrowings, before consideration of the effect of interest rate exchange agreements at year-end, were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Commercial paper............................................  6.66%   6.59%   6.12%
Short-term debt.............................................  7.13%   5.90%   6.91%

     The corresponding weighted average interest rates on these borrowings during the last three years were 6.44% in 2000, 5.40% in 1999 and 5.83% in 1998. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 6.96% at December 30, 2000 and 6.39% at January 1, 2000.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At December 30, 2000, $351.1 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (not less than 125%).

     Required principal payments during the next five years on long-term debt outstanding at December 30, 2000 are as follows: $1,098.0 million in 2001; $1,580.0 million in 2002; $385.4 million in 2003; and $637.7 million in 2004.

     Cash payments made by Textron Financial for interest were $324.7 million in 2000, $181.9 million in 1999 and $152.9 million in 1998.

NOTE 9 INTEREST RATE EXCHANGE AGREEMENTS AND FOREIGN CURRENCY TRANSACTIONS

     Under interest rate exchange agreements, Textron Financial makes periodic fixed payments in exchange for periodic variable payments and vice versa. Textron Financial has entered into such agreements to mitigate its exposure to increases in interest rates.

     Interest rate exchange agreements were designated against specific short-and long-term notes, against specifically identified receivable portfolios, and to mitigate interest rate exposure on its interest-only securities resulting from securitizations. Textron Financial terminated $300 million of interest rate exchange agreements that were hedging receivables that were securitized. The result of the termination was recognized as part of the gain on sale of receivables.

     The interest rate exchange agreements designated against Textron Financial debt had no effect on the average rate of interest during the year on variable rate notes. Interest rate exchange agreements in effect on December 30, 2000, will expire through April 2021.

                                                                   2000            1999
                                                              --------------    ----------
                                                                 (Dollars in thousands)
DESIGNATED AGAINST VARIABLE RATE DEBT:
Notional principal..........................................        $150,000      $300,000
Weighted average original term..............................       2.0 YEARS     1.3 years
Fixed weighted average interest rate (paid).................            6.52%         5.76%
Variable weighted average interest rate (received)..........            6.77%         6.16%
DESIGNATED AGAINST FIXED RATE RECEIVABLES:
Notional principal..........................................        $100,000           $--
Weighted average original term..............................      12.6 YEARS            --
Variable weighted average interest rate (paid)..............            7.91%           --
Fixed weighted average interest rate (received).............            8.14%           --
NOTIONAL PRINCIPAL-BASIS INTEREST RATE EXCHANGE
  AGREEMENTS................................................        $715,000      $125,000
Weighted average original term..............................       0.8 YEARS     0.8 years
Float based on LIBOR (received).............................            6.77%         6.07%
Float based on prime rate (paid)............................            6.77%         5.84%
NOTIONAL PRINCIPAL-FORWARD STARTING INTEREST RATE EXCHANGE
  AGREEMENTS................................................        $228,800            --
Weighted average original term..............................       7.6 YEARS            --
Fixed weighted average interest rate (paid).................            7.31%           --
Variable weighted average interest rate (received)..........           LIBOR            --
DESIGNATED AGAINST INTEREST-ONLY SECURITIES:
PRIME RATE BASED:
Notional principal..........................................        $172,500       $52,200
Weighted average original term..............................      13.2 YEARS     3.3 years
Fixed weighted average interest rate (paid).................            9.65%         8.50%
Variable weighted average interest rate (received)..........            8.93%         8.56%
LIBOR RATE BASED:
Notional principal..........................................        $145,100       $31,000
Weighted average original term..............................       3.4 YEARS     4.3 years
Variable weighted average interest rate (paid)..............            7.39%         6.23%
Fixed weighted average interest rate (received).............            6.79%         5.45%

     Interest rate floor agreements, entered into through AAA-rated counterparties to the Textron Financial Corporation Receivables Trust (the Trusts), provide a minimum interest rate on variable rate receivables held by the Trusts and are tied to both the prime rate and one- and six-month LIBOR. The Trusts receive payments when the floor rate exceeds the corresponding index interest rate. These interest rate floor agreements are adjusted periodically to match the amortization of the variable rate contracts in the securitized portfolio and are summarized as follows:

                                                                2000          1999
                                                              ---------     --------
                                                              (Dollars in millions)
Prime rate..................................................     9.50%        8.50%
One-month LIBOR.............................................     6.56%        5.82%
Six-month LIBOR.............................................     6.20%        6.13%
DESIGNATED AGAINST INTEREST-ONLY SECURITIES:
PRIME RATE BASED:
Notional principal tied to the prime rate...................   $145.8           --
Floor rate..................................................     8.75%          --
Notional principal tied to the prime rate...................   $ 26.6        $60.5
Floor rate..................................................     8.50%        8.50%
ONE-MONTH LIBOR BASED:
Notional principal tied to the one-month LIBOR..............   $ 13.6        $19.8
Floor rate..................................................     5.34%        5.34%
SIX-MONTH LIBOR BASED:
Notional principal tied to the six-month LIBOR..............   $  5.8        $15.2
Floor rate..................................................     5.65%        5.65%

     The Company has entered into a foreign currency exchange agreement with a third-party to convert a $32.5 million variable rate note to a C$50 million variable rate note. This agreement also includes the exchange of receipts indexed to three-month LIBOR for payments based on BA-CDOR.

NOTE 10 TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

     Prior to Textron Financial's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued to the public $26.2 million of mandatory redeemable preferred securities (Preferred Securities). The trust subsequently invested in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The Series A Debentures are the sole asset of the trust. The amounts due to the trust under the Series A Debentures and the related income statement amounts have been eliminated in Textron Financial's consolidated financial statements.

     The Preferred Securities were recorded by Textron Financial at the fair value of $28.6 million as of the acquisition date and the fair value adjustment is being amortized through June 2004.

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligation under the Preferred Securities are fully and unconditionally guaranteed by Litchfield, including, without limitation, all obligations arising under the Declaration Trust, the Trust Preferred Securities, the Indenture, the Debentures and the ancillary agreements entered into in connection with the foregoing. The trust will redeem all of the outstanding Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

     As a result of the acquisition, Textron Financial has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or the subsidiary.

NOTE 11 INVESTMENT IN PARENT COMPANY PREFERRED STOCK

     On April 12, 2000, Textron made a $25 million noncash capital contribution to Textron Financial consisting of all of the outstanding shares of Textron Funding Corporation (Textron Funding), a related corporate holding company. Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152.2 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

NOTE 12 INCOME TAXES

     Income before income taxes and distributions on preferred securities is as follows:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (In thousands)
Current:
  United States............................................  $189,705    $126,837    $110,738
  Foreign..................................................     2,291       1,695       1,888
                                                             --------    --------    --------
          Total............................................  $191,996    $128,532    $112,626
                                                             ========    ========    ========

     The components of income taxes were as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (In thousands)
Current:
  Federal...................................................  $51,666    $47,514    $34,619
  State.....................................................    3,732      5,666      5,377
  Foreign...................................................    1,078        763        826
                                                              -------    -------    -------
Total current income taxes..................................   56,476     53,943     40,822
Deferred:
  Federal...................................................   16,152     (6,145)       544
  State.....................................................      (43)     1,587      1,684
                                                              -------    -------    -------
          Total deferred income taxes.......................   16,109     (4,558)     2,228
                                                              -------    -------    -------
          Total income taxes................................  $72,585    $49,385    $43,050
                                                              =======    =======    =======

     Cash paid for income taxes was $77.2 million in 2000, $34.9 million in 1999 and $26.1 million in 1998. The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Federal statutory income tax rate...........................  35.0%   35.0%   35.0%
State income taxes..........................................   2.1     4.0     4.1
Tax exempt interest.........................................  (0.3)   (0.3)   (0.3)
Goodwill....................................................   1.7     0.6      --
Other, net..................................................  (0.7)   (0.9)   (0.6)
                                                              ----    ----    ----
Effective income tax rate...................................  37.8%   38.4%   38.2%
                                                              ====    ====    ====

     The components of Textron Financial's deferred tax assets and liabilities were as follows:

                                                                2000        1999
                                                              --------    --------
                                                                 (In thousands)
Deferred tax assets:
  Allowance for losses......................................  $ 32,401    $ 35,756
  State net operating losses................................     6,947       5,818
  Deferred origination fees.................................     3,238       4,730
  Nonaccrual loans..........................................     2,003       3,325
  Other.....................................................    23,612      17,287
                                                              --------    --------
Total deferred tax assets...................................    68,201      66,916
Less: valuation allowance...................................    (1,042)     (1,245)
                                                              --------    --------
Net deferred tax assets.....................................    67,159      65,671
                                                              ========    ========
Deferred tax liabilities:
  Leveraged leases..........................................   264,898     259,792
  Finance leases............................................    73,099      81,286
  Equipment on operating leases.............................    27,948      25,325
  Other.....................................................    16,536       6,303
                                                              --------    --------
          Total deferred tax liabilities....................   382,481     372,706
                                                              --------    --------
          Net deferred tax liabilities......................  $315,322    $307,035
                                                              ========    ========

     At December 30, 2000 Textron Financial had state net operating loss carryforwards of approximately $123 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2001 through 2019. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

NOTE 13 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of Textron Financial's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, real estate loans, floorplan receivables and revolving loans were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for Textron Financial's estimates of prepayments, refinances and loan losses based on internal historical data. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates, or Textron Financial valuations based on the fair value of the related collateral. The fair values of Textron Financial's leveraged leases, finance leases and operating leases ($361.0 million, $360.6 million, and $135.4 million, net carrying amount, respectively, at December 30, 2000 and $347.9 million, $509.4 million and $133.2 million, net carrying amount, respectively, at January 1, 2000) are not required to be disclosed under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreement

     The estimated fair value of fixed rate debt was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of variable rate debt and short-term borrowings supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and foreign currency exchange agreement were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third-party to assume Textron Financial's obligations under the agreements.

     The carrying values and estimated fair values of Textron Financial's financial instruments for which it is practicable to calculate a fair value are as follows:

                                               2000          2000          1999          1999
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (In thousands)
ASSETS:
Installment contracts.....................  $1,985,304    $1,966,244    $2,227,206    $2,170,166
Revolving loans...........................   1,304,591     1,304,591     1,215,953     1,210,332
Floorplan receivables.....................     894,037       891,572       657,079       655,902
Golf course and resort mortgages..........     678,409       677,197       607,030       600,334
Retained interests on securitizations.....     129,608       129,608        45,788        45,788
Investments in equity partnerships........      12,261        12,261        11,435        11,435
Commercial real estate mortgages..........       5,450           450        12,832         5,645
Interest rate exchange agreements.........          --        (5,930)           --            --
Allowance for losses on receivables.......    (100,837)           --       (95,882)           --
                                            ----------    ----------    ----------    ----------
                                            $4,908,823    $4,975,993    $4,681,441    $4,699,602
                                            ==========    ==========    ==========    ==========
LIABILITIES:
Commercial paper and short-term debt......  $  965,802    $  965,802    $1,339,021    $1,339,021
Variable rate long-term notes.............   2,269,185     2,269,185     1,705,000     1,705,000
Fixed rate long-term debt.................   1,431,882     1,452,726     1,506,737     1,490,666
Amounts due to Textron Inc. ..............      21,620        17,415        18,633        15,259
Foreign currency forward exchange
  contracts...............................          97            97            --            71
Foreign currency exchange agreement.......          --           946            --            --
Interest rate exchange agreements.........          --        17,465            --        (1,628)
                                            ----------    ----------    ----------    ----------
                                            $4,688,586    $4,723,636    $4,569,391    $4,548,389
                                            ==========    ==========    ==========    ==========

NOTE 14 COMMITMENTS

     Textron Financial generally enters into various commitments and letters of credit in response to the financing needs of its customers. Commitments to fund new and existing borrowers have fixed expiration dates, termination clauses and typically require payment of a fee. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Generally, interest rates on these commitments are not set until the loans are funded; therefore, Textron Financial is not exposed to interest rate changes.

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

     The contractual amount of the Company's outstanding commitments and letters of credit are shown below:

                                                                 DUE TO EXPIRE
                                                       ---------------------------------
                                                       WITHIN ONE YEAR    AFTER ONE YEAR    TOTAL 2000
                                                       ---------------    --------------    ----------
                                                                        (In millions)
Commitments to extend credit:
Loans and leases.....................................      $108.3             $ 19.9         $  128.2
Contingent loan commitments..........................          --               90.5             90.5
Unused secured revolving credit......................       490.4              715.6          1,206.0
Letters of credit:
Standby letters of credit............................         5.1               51.9             57.0
Other letters of credit..............................          --               49.2             49.2

     Textron Financial's offices are occupied under noncancelable operating leases expiring on various dates through 2007. Rental expense was $5.4 million in 2000 ($4.4 million in 1999 and $3.5 million in 1998). Future minimum rental commitments for all noncancelable operating leases in effect at December 30, 2000, approximated $4.9 million for 2001; $4.8 million for 2002; $4.0 million for 2003; $2.5 million for 2004; $1.5 million for 2005; and $0.5 million thereafter. Of these amounts, $1.7 million in 2001, $1.7 million in 2002, $1.4 million in 2003 and $0.3 million in 2004 are payable to Textron and its subsidiaries.

NOTE 15 CONTINGENCIES

     There are pending or threatened against Textron Financial and its subsidiaries lawsuits and other proceedings. Among these suits and proceedings are some, which seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended or contested on behalf of Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's net income or financial condition.

NOTE 16 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Textron Financial has five reportable segments: Small Business, Middle Markets, Specialty Finance, Structured Capital and Commercial Real Estate. The Company ceased commercial real estate lending activities in 1993 and began an orderly liquidation of that portfolio. The Company's reportable segments are strategically aligned based on the markets served and the products offered. The accounting policies for these segments are the same as those described for the consolidated entity.

                                          2000                 1999                 1998
                                    -----------------    -----------------    -----------------
                                                          (In thousands)
Revenues
  Small Business..................  $  264,481     38%   $  198,016     43%   $  155,556     42%
  Middle Markets..................     159,579     23%      141,381     30%      123,212     34%
  Specialty Finance...............     191,330     28%       86,512     19%       68,528     19%
  Structured Capital..............      75,131     11%       36,934      8%       19,867      5%
  Commercial Real Estate..........          --     --            60     --            (1)    --
                                    ----------    ---    ----------    ---    ----------    ---
Total revenues....................  $  690,521    100%   $  462,903    100%   $  367,162    100%
                                    ----------    ---    ----------    ---    ----------    ---
Income before taxes and
  distribution on preferred
  securities(1)(2)
  Small Business..................  $   72,315           $   59,591           $   50,211
  Middle Markets..................      22,243               24,948               32,183
  Specialty Finance...............      68,913               27,482               28,461
  Structured Capital..............      28,826               19,479               12,599
  Commercial Real Estate..........        (301)              (2,968)             (10,828)
                                    ----------           ----------           ----------
Total income before income taxes
  and distributions on preferred
  securities......................  $  191,996           $  128,532           $  112,626
                                    ----------           ----------           ----------
Finance assets(3)
     Small Business...............  $1,909,856           $2,329,562           $1,549,777
     Middle Markets...............   1,685,282            1,475,993            1,222,089
     Specialty Finance............   1,561,473            1,416,680              622,052
     Structured Capital...........     805,565              571,614              347,478
     Commercial Real Estate.......       5,450               17,056               36,764
                                    ----------           ----------           ----------
          Total finance assets....  $5,967,626           $5,810,905           $3,778,160
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

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; beneficial interests in securitized assets; investment in equipment residuals; ADC arrangements; and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheet).

NOTE 17 QUARTERLY FINANCIAL DATA (UNAUDITED)

                         FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                       ------------------   -------------------   -------------------   -------------------
                         2000      1999       2000       1999       2000       1999       2000       1999
                       --------   -------   --------   --------   --------   --------   --------   --------
                                                          (In thousands)
                       ------------------------------------------------------------------------------------
Revenues.............  $151,987   $96,243   $169,710   $103,295   $184,526   $122,367   $184,298   $140,998
Expenses.............   110,548    70,571    124,879     72,862    135,338     84,238    127,760    106,700
Net income...........    25,084    15,746     27,160     18,671     30,417     23,693     35,355     20,794
                       ========   =======   ========   ========   ========   ========   ========   ========

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

     Omitted per Instruction I of Form 10-K.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

     1. Consolidated statement of income -- Years ended December 30, 2000, January 1, 2000, and January 2, 1999

     2. Consolidated balance sheet -- December 30, 2000 and January 1, 2000

     3. Consolidated statement of cash flows -- Years ended December 30, 2000, January 1, 2000, and January 2, 1999

     4. Consolidated statement of changes in shareholder's equity -- Years ended December 30, 2000, January 1, 2000, January 2, 1999, and January 3, 1998

     5. Notes to consolidated financial statements -- December 30, 2000

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS

     The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

EXHIBIT
  NO.
-------
 3.1*     Restated Certificate of Incorporation of Textron Financial,
          dated July 19, 1993
 3.2**    By-Laws of Textron Financial as of May 2, 2000
 4***     Indenture dated as of December 9, 1999, between Textron
          Financial Corporation and SunTrust Bank (formerly known as
          Sun Trust Bank, Atlanta), (including form of debt
          securities).
          Note: Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the
                authorized principal amount of any one of such issues
                does not exceed 10% of the total assets of Textron
                Financial and its subsidiaries on a consolidated
                basis. Textron Financial agrees to furnish a copy of
                each of such instruments to the Commission upon
                request.
10.1*     Support Agreement dated as of May 25, 1994, between Textron
          Financial and Textron
10.2*     Receivables Purchase Agreement between Textron Financial and
          Textron dated as of January 1, 1986
10.3*     Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
12        Computation of Ratios of Earnings to Fixed Charges
23        Consent of Independent Auditors
24        Power of Attorney dated as of March 12, 2001

---------------
  * Incorporated by reference to the Exhibit with the same number of Textron Financial's Registration statement on Form 10 (File No. 0-27559)

 ** Incorporated by reference to Exhibit 3.1 of Textron Financial's quarterly report on Form 10-Q dated August 11, 2000.

*** Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron
    Financial Corporation's Registration Statement on Form S-3 (No. 333-88509).

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 30, 2000.

Textron Financial, Textron, Bell Helicopter, Cessna, Cessna Finance Corporation, AssetControl Corporation, LLC, TBS Business Services, Inc., OmniQuip, Litchfield
 Financial Corporation, and RFC Capital and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates, or joint ventures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2001.

                                          Textron Financial Corporation
                                          Registrant

                                          By:                  *
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman, President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 14th day of March 2001, by the following persons on behalf of the registrant and in the capacities indicated:

                                          By:                  *
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman, President and Chief
                                              Executive Officer,
                                            Director (Principal Executive
                                              Officer)

                                          By:                  *
                                            ------------------------------------
                                            Lewis B. Campbell
                                            Director

                                          By:                  *
                                            ------------------------------------
                                            John A. Janitz
                                            Director

                                          By:                  *
                                            ------------------------------------
                                            Mary F. Lovejoy
                                            Director

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

                                          By: /s/ ERIC SALANDER
                                            ------------------------------------
                                            Eric Salander
                                            Senior Vice President, Finance
                                            (Principal Accounting Officer)

                                          *By: /s/ ELIZABETH C. PERKINS
                                             -----------------------------------
                                             Elizabeth C. Perkins
                                             Attorney-in-fact