Form 10-Q
period 2001-03-31
TEXTRON FINANCIAL CORP
filed 2001-05-08
CIK 709255

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

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO                .

                           COMMISSION FILE NUMBER 0-27559

                            -----------------------------

                            TEXTRON FINANCIAL CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------------

                    DELAWARE                                     05-6008768
                                                              (I.R.S. EMPLOYER
       (STATE OR OTHER JURISDICTION OF                      IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

       40 WESTMINSTER STREET, P.O. BOX 6687, PROVIDENCE, R.I. 02940-6687
                                 (401) 621-4200
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Statement of Income for the three
             months ended March 31, 2001 and 2000 (unaudited)..........    2
           Condensed Consolidated Balance Sheet at March 31, 2001 and
             December 30, 2000 (unaudited).............................    3
           Condensed Consolidated Statement of Cash Flows for the three
             months ended March 31, 2001 and 2000 (unaudited)..........    4
           Condensed Consolidated Statement of Changes in Shareholder's
             Equity through March 31, 2001 (unaudited).................    5
           Notes to Condensed Consolidated Financial Statements
             (unaudited)...............................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   14
Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................   17
PART II.  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
REVENUES
  Finance charges and discounts.............................  $139,261    $135,201
  Rental revenues on operating leases.......................     4,756       4,928
  Other income..............................................    26,685      11,858
                                                              --------    --------
                                                               170,702     151,987
EXPENSES
  Interest..................................................    77,764      75,272
  Selling and administrative................................    33,893      27,954
  Provision for losses......................................    11,181       5,461
  Depreciation of equipment on operating leases.............     1,829       1,861
                                                              --------    --------
                                                               124,667     110,548
                                                              --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES................................................    46,035      41,439
  Income taxes..............................................    17,258      16,012
  Distributions on preferred securities (net of tax benefit
     of $207 and $215, respectively)........................       351         343
                                                              --------    --------
NET INCOME..................................................  $ 28,426    $ 25,084
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              MARCH 31,     DECEMBER 30,
                                                                 2001           2000
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $    8,041     $    6,498
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,147,650      1,985,304
  Revolving loans...........................................   1,331,056      1,304,591
  Golf course and resort mortgages..........................     712,385        678,409
  Floorplan receivables.....................................     523,277        894,037
  Leveraged leases..........................................     376,753        360,982
  Finance leases............................................     339,136        360,639
  Commercial real estate mortgages..........................       5,450          5,450
                                                              ----------     ----------
          Total finance receivables.........................   5,435,707      5,589,412
  Allowance for losses on receivables.......................    (112,980)      (115,953)
                                                              ----------     ----------
          Finance receivables -- net........................   5,322,727      5,473,459
Equipment on operating leases -- net........................     129,406        135,356
Other assets................................................     586,970        515,483
                                                              ----------     ----------
          Total assets......................................  $6,047,144     $6,130,796
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  215,675     $  190,921
  Amounts due to Textron Inc................................      33,635         19,998
  Deferred income taxes.....................................     319,341        315,322
  Debt......................................................   4,529,410      4,666,869
                                                              ----------     ----------
          Total liabilities.................................   5,098,061      5,193,110
                                                              ----------     ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      27,877         28,009

SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250            250
  Capital surplus...........................................     533,676        533,676
  Investment in parent company preferred stock..............     (25,000)       (25,000)
  Accumulated other comprehensive loss......................      (3,497)            --
  Retained earnings.........................................     415,777        400,751
                                                              ----------     ----------
          Total shareholder's equity........................     921,206        909,677
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,047,144     $6,130,796
                                                              ==========     ==========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001           2000
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    28,426    $    25,084
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Increase (decrease) in accrued interest and other
      liabilities...........................................       19,159        (11,393)
     Provision for losses...................................       11,181          5,461
     Depreciation and amortization..........................        8,575          7,352
     Deferred income tax provision..........................        6,117        (20,347)
     Gain on sale of real estate owned......................           --         (1,175)
     Gain on securitizations................................       (5,170)            --
     Other..................................................      (23,465)        10,402
                                                              -----------    -----------
          Net cash provided by operating activities.........       44,823         15,384
CASH FLOWS FROM INVESTING ACTIVITIES:
  Finance receivables originated or purchased...............   (1,860,819)    (1,628,981)
  Finance receivables repaid................................    1,258,849      1,407,401
  Proceeds from receivable sales, including
     securitizations........................................      694,729             --
  Proceeds from disposition of operating leases and other
     assets.................................................        5,364         16,741
  Purchase of assets for operating leases...................         (108)        (9,170)
  Proceeds from real estate owned...........................           --          2,945
  Other capital expenditures................................       (3,237)        (3,013)
  Other investments.........................................       (1,518)        (1,208)
                                                              -----------    -----------
          Net cash (used in) provided by investing
             activities.....................................       93,260       (215,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................      297,054        210,000
  Principal payments on long-term debt......................     (409,849)      (288,573)
  Net increase (decrease) in commercial paper...............      (41,128)       238,111
  Proceeds from issuance of nonrecourse debt................       60,177         95,500
  Principal payments on nonrecourse debt....................      (59,495)       (79,048)
  Net increase in short-term debt...........................       16,464          7,066
  Net increase in amounts due to Textron Inc................       13,637          5,667
  Capital contributions from Textron Inc....................        2,252             --
  Dividends paid to Textron Inc.............................      (15,652)        (2,400)
                                                              -----------    -----------
          Net cash (used in) provided by financing
             activities.....................................     (136,540)       186,323
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................        1,543        (13,578)
Cash and equivalents at beginning of period.................        6,498         17,379
                                                              -----------    -----------
Cash and equivalents at end of period.......................  $     8,041    $     3,801
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                   INVESTMENT     ACCUMULATED
                                                    IN PARENT        OTHER
                               COMMON   CAPITAL      COMPANY     COMPREHENSIVE   RETAINED
                               STOCK    SURPLUS    PREF. STOCK       LOSS        EARNINGS    TOTAL
                               ------   --------   -----------   -------------   --------   --------
BALANCE JANUARY 1, 2000......   $250    $508,676    $     --        $    --      $360,235   $869,161
  Net Income.................     --          --          --             --       118,016    118,016
  Capital contributions from
     Textron Inc.............     --      31,757     (25,000)            --            --      6,757
  Dividends to Textron
     Inc.....................     --      (6,757)         --             --       (77,500)   (84,257)
                                ----    --------    --------        -------      --------   --------
BALANCE DECEMBER 30, 2000....    250     533,676     (25,000)            --       400,751    909,677
  Net Income.................     --          --          --             --        28,426     28,426
  Other comprehensive loss...     --          --          --         (3,497)           --     (3,497)
  Capital contributions from
     Textron Inc.............     --       2,252          --             --            --      2,252
  Dividends to Textron
     Inc.....................     --      (2,252)         --             --       (13,400)   (15,652)
                                ----    --------    --------        -------      --------   --------
BALANCE MARCH 31, 2001.......   $250    $533,676    $(25,000)       $(3,497)     $415,777   $921,206
                                ====    ========    ========        =======      ========   ========

           See notes to condensed consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 30, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at March 31, 2001, and December 30, 2000, and its consolidated results of operations for each of the respective three month periods ended March 31, 2001 and 2000 and its consolidated cash flows for each of the three month periods ended March 31, 2001 and 2000. Certain prior year balances have been reclassified to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  MANAGED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                              MARCH 31,     DECEMBER 30,
                                                                 2001           2000
                                                              ----------    ------------
                                                                    (IN THOUSANDS)
Owned receivables...........................................  $5,435,707     $5,589,412
Securitized receivables.....................................   1,813,229      1,324,089
                                                              ----------     ----------
                                                               7,248,936      6,913,501
Nonrecourse participations..................................     501,337        573,157
Third-party portfolio servicing.............................     445,326        445,207
SBA sales agreements........................................      34,868         33,222
                                                              ----------     ----------
Total managed finance receivables...........................  $8,230,467     $7,965,087
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

NOTE 3.  LOAN IMPAIRMENT

     The Company measures reserves for credit losses on nonhomogeneous impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the observable market price or at the fair value of collateral if the loan is collateral dependent. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which are likely to differ from actual results.

     Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

applied to reduce loan principal. The Company had nonaccrual loans and leases totaling $95.1 million at March 31, 2001, as compared to $101.9 million at December 30, 2000, of which approximately $45.1 million and $76.4 million, respectively, were considered impaired, excluding finance leases and homogeneous loan portfolios. The allowance for losses on receivables related to impaired loans was $13.1 million at March 31, 2001 and $34.1 million at December 30, 2000. The average recorded investment in impaired loans during the first three months of 2001 was $72.2 million, as compared to $50.0 million in the corresponding period in 2000. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $2.0 million and $1.1 million for the first three months of 2001 and 2000, respectively. No interest income was recognized using the cash basis method.

NOTE 4.  OTHER ASSETS

                                                              MARCH 31,    DECEMBER 30,
                                                                2001           2000
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Goodwill -- net.............................................  $212,597       $215,608
Securitization related assets...............................   158,809        129,608
Investment in equipment residuals...........................    64,942         51,204
Fixed assets -- net.........................................    36,876         36,382
Acquisition, Development and Construction (ADC)
  arrangements..............................................    27,422         32,619
Other.......................................................    86,324         50,062
                                                              --------       --------
     Total other assets.....................................  $586,970       $515,483
                                                              ========       ========

     The $64.9 million investment in equipment residuals represents the remaining equipment residual values associated with the Textron golf and turf equipment lease payments that were securitized.

NOTE 5.  DEBT AND CREDIT FACILITIES

                                                              MARCH 31,     DECEMBER 30,
                                                                 2001           2000
                                                              ----------    ------------
                                                                    (IN THOUSANDS)
Short-term debt:
Commercial paper............................................  $  914,684     $  955,812
Short-term debt.............................................      26,454          9,990
                                                              ----------     ----------
     Total short-term debt..................................     941,138        965,802
Long-term debt:
5.66% -- 5.95% notes; due 2001 to 2004......................     417,334        218,000
6.13% -- 6.73% notes; due 2003..............................      31,749        133,264
7.13% -- 7.37% notes; due 2002 to 2004......................   1,080,769      1,080,618
Variable rate notes; due 2001 to 2004.......................   2,058,420      2,269,185
                                                              ----------     ----------
     Total long-term debt...................................   3,588,272      3,701,067
                                                              ----------     ----------
     Total debt.............................................  $4,529,410     $4,666,869
                                                              ==========     ==========

     Combined commercial paper and short-term debt weighted average interest rates, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate during the three

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

months ended March 31, 2001 was 5.87%. The combined weighted average interest rate, before consideration of the effect of interest rate exchange agreements, at March 31, 2001, was 5.38%.

     Interest on Textron Financial's variable rate notes is tied predominately to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 5.68% at March 31, 2001.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $386.1 million at March 31, 2001. In the first three months of 2001, Textron Financial declared and paid dividends of $15.7 million.

NOTE 6.  INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, Textron Financial makes periodic fixed payments in exchange for periodic variable payments and vice versa. Textron Financial has entered into such agreements to mitigate its exposure to changes in interest rates.

     Interest rate exchange agreements were designated against specific short- and long-term notes, against specifically identified receivable portfolios and to mitigate interest rate exposure on its interest-only securities resulting from securitizations. In the first quarter of 2001, Textron Financial terminated $200 million of fixed rate interest rate exchange agreements. The termination premium will be amortized over the remaining original term of the agreements.

                                                               MARCH 31,     DECEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
DESIGNATED AGAINST VARIABLE RATE DEBT:
Notional principal..........................................  $   150,000    $   150,000
Weighted average original term..............................    2.0 years      2.0 years
Fixed weighted average interest rate (paid).................         6.52%          6.52%
Variable weighted average interest rate (received)..........         5.74%          6.77%
DESIGNATED AGAINST FIXED RATE RECEIVABLES:
Notional principal..........................................  $    99,300    $   100,000
Weighted average original term..............................   12.6 years     12.6 years
Variable weighted average interest rate (paid)..............         6.36%          7.91%
Fixed weighted average interest rate (received).............         8.14%          8.14%
NOTIONAL PRINCIPAL-BASIS INTEREST RATE EXCHANGE
  AGREEMENTS................................................  $        --    $   715,000
Weighted average original term..............................           --      0.8 years
Float based on LIBOR (received).............................           --           6.77%
Float based on prime rate (paid)............................           --           6.77%
NOTIONAL PRINCIPAL-FORWARD STARTING INTEREST RATE EXCHANGE
  AGREEMENTS................................................  $        --    $   228,800
Weighted average original term..............................           --      7.6 years
Fixed weighted average interest rate (paid).................           --           7.31%
Variable weighted average interest rate (received)..........           --          LIBOR
DESIGNATED AGAINST INTEREST-ONLY SECURITIES:
PRIME RATE BASED:
Notional principal..........................................  $   149,200    $   172,500
Weighted average original term..............................   14.2 years     13.2 years
Fixed weighted average interest rate (paid).................         9.04%          8.98%
Variable weighted average interest rate (received)..........         8.16%          9.65%

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                                (DOLLARS IN THOUSANDS)
LIBOR RATE BASED:
Notional principal..........................................  $   186,100    $   145,100
Weighted average original term..............................    6.6 years      6.4 years
Variable weighted average interest rate (paid)..............         6.44%          7.39%
Fixed weighted average interest rate (received).............         5.87%          6.79%

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

                                                              MARCH 31,    DECEMBER 30,
                                                                2001           2000
                                                              ---------    ------------
                                                                (DOLLARS IN MILLIONS)
Prime rate..................................................      8.00%         9.50%
One-month LIBOR.............................................      5.06%         6.56%
Six-month LIBOR.............................................      4.64%         6.20%
DESIGNATED AGAINST INTEREST-ONLY SECURITIES:
PRIME RATE BASED:
Notional principal tied to the prime rate...................   $143.7        $145.8
Floor Rate..................................................      8.75%         8.75%
Notional principal tied to the prime rate...................   $ 13.4        $ 26.6
Floor Rate..................................................      8.50%         8.50%
ONE-MONTH LIBOR BASED:
Notional principal tied to the one-month LIBOR..............   $ 13.1        $ 13.6
Floor Rate..................................................      5.34%         5.34%

     The Company has entered into a foreign currency exchange agreement with a third-party to convert a $32.5 million variable rate note to a C$50 million variable rate note. This agreement also includes the exchange of receipts indexed to three-month LIBOR for payments based on BA-CDOR.

NOTE 7.  CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Among these suits and proceedings are some that seek compensatory, treble or punitive damages in substantial amounts. Those suits and proceedings are being defended or contested on behalf of Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes that these suits and proceedings will not have a material effect on Textron Financial's net income or financial condition.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                              MARCH 31,     MARCH 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenues
     Small Business.........................................  $ 55,602       $ 62,502
     Middle Markets.........................................    47,882         34,453
     Specialty Finance......................................    44,575         41,812
     Structured Capital.....................................    22,643         13,220
     Commercial Real Estate.................................        --             --
                                                              --------       --------
Total revenues..............................................  $170,702       $151,987
                                                              ========       ========
Income before income taxes and distributions on preferred
  securities(1)(2)
     Small Business.........................................  $ 12,230       $ 16,382
     Middle Markets.........................................    14,444          5,816
     Specialty Finance......................................    11,442         13,597
     Structured Capital.....................................     7,497          4,995
     Commercial Real Estate.................................       422            649
                                                              --------       --------
Total income before income taxes and distributions on
  preferred securities......................................  $ 46,035       $ 41,439
                                                              ========       ========

                                                              MARCH 31,     DECEMBER 30,
                                                                 2001           2000
                                                              ----------    ------------
                                                                    (IN THOUSANDS)
Finance assets(3)
     Small Business.........................................  $2,046,258     $1,909,856
     Middle Markets.........................................   1,312,506      1,685,282
     Specialty Finance......................................   1,613,464      1,561,473
     Structured Capital.....................................     871,047        805,565
     Commercial Real Estate.................................       5,450          5,450
                                                              ----------     ----------
Total finance assets........................................  $5,848,725     $5,967,626
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

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 10.  INVESTMENT IN PARENT COMPANY PREFERRED STOCK

     On April 12, 2000, Textron made a noncash capital contribution to Textron Financial consisting of all of the outstanding shares of Textron Funding Corporation (Textron Funding), a related corporate holding company. Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152.2 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 31,    MAR. 31,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Beginning of period.........................................  $     --    $    --
Cumulative effect of change in accounting principle due to
  SFAS No. 133, net of taxes................................   (11,580)        --
Termination of hedge contracts, net of taxes................    10,437         --
Net deferred loss on hedge contracts, net of taxes..........    (2,354)        --
                                                              --------    -------
End of period...............................................  $ (3,497)   $    --
                                                              ========    =======

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MAR. 31,    MAR. 31,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Net income..................................................  $28,426     $25,084
Other comprehensive loss....................................   (3,497)         --
                                                              -------     -------
Comprehensive income........................................  $24,929     $25,084
                                                              =======     =======

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective December 31, 2000, Textron Financial adopted Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of December 31, 2000, was not material to the Company's financial statements. Textron Financial is exposed to market risk, primarily changes in interest rates and currency exchange rates. To manage the volatility relating to these exposures, Textron Financial nets the exposures on a consolidated basis to take advantage of natural offsets. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Textron Financial does not hold or issue derivative financial instruments for trading or speculative purposes.

                         TEXTRON FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Textron Financial's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit the Company's exposure to changes in interest rates. As part of managing this matching strategy, Textron Financial has entered into interest rate exchange agreements, including basis swaps, to lock-in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Financial has both cash flow and fair value hedges. For cash flow hedges, during the first quarter of 2001, Textron Financial has recorded a charge of $3.5 million, net of a $2.1 million tax benefit, to accumulated other comprehensive loss and no impact to the statement of income. For fair value hedges, at March 31, 2001, Textron Financial had interest exchange agreements with a fair value liability of $7.9 million designated as fair value hedges of a fixed rate receivable portfolio. The fair value hedges are highly effective and therefore, there was an immaterial net impact to earnings due to hedge ineffectiveness.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. SFAS No. 140 also introduces new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. The provisions for accounting for collateral by secured parties and the new disclosure requirements were effective in the fourth quarter of fiscal 2000, as required by the statement. The provisions of SFAS No. 140 related to the transfers and servicing of financial assets and extinguishments of liabilities are effective for transactions occurring after March 31, 2001. Based upon current activities, the adoption of this statement will not have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial) utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets, and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.4 billion, of which $600 million will expire in 2001 and $800 million will expire in 2003. While none of Textron Financial's total lines of credit were used, those not reserved as support for commercial paper were $573 million at March 31, 2001, as compared to $544 million at December 30, 2000. Additionally, Textron Financial maintains a fully available C$50 million Canadian facility, and a fully available $25 million UK facility, both of which will expire in 2001.

     Textron Financial filed a Form S-3 registration statement with the Securities and Exchange Commission in 1999. Under this shelf registration, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note program of $1.125 billion within the facility. In March 2001, Textron Financial issued $300 million of fixed notes under this facility maturing in 2004. The proceeds from the issuance were used to refinance maturing commercial paper and prepay $100 million of fixed rate debt, which was prepayable at par. At March 31, 2001, Textron Financial had $950 million available under this facility.

     During the first quarter, Textron Financial securitized approximately $543 million of floorplan finance receivables and $56 million of Textron golf and turf finance receivables. Securitization gains for the first quarter were $5.2 million. These securitizations provided Textron Financial with an alternate source of financing while maintaining desired debt-to-capital ratios. Textron Financial utilized the proceeds from the securitizations to retire commercial paper. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2001.

     Cash flows provided by operations were $45 million in the first three months of 2001, as compared to $15 million in the corresponding period last year. The increase is primarily due to the timing of payments in accrued interest and other liabilities and income tax payments, partially offset by an increase in other assets and gains on securitizations. Cash flows used in investing activities were funded from the collection of receivables, and the syndication and securitization of receivables. Short-term borrowings decreased by $25 million and long-term debt decreased by $113 million. Borrowings under a junior subordinated facility increased by $14 million reflecting the funding of assets related to Textron's manufacturing divisions.

     Textron Financial declared and paid dividends to Textron of $15.7 million during the first three months of 2001, as compared to $2.4 million of dividends declared and paid for the corresponding period in 2000. The increase reflects the retention of capital in support of receivable growth during 2000. Textron contributed capital of $2.3 million to Textron Financial during the first three months of 2001, while there was no capital contribution during the corresponding period of 2000.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at March 31, 2001.

     Textron Financial's ratio of earnings to fixed charges was 1.59x for the three months ended March 31, 2001. Commercial paper and short-term debt as a percentage of total debt was 21% at March 31, 2001, unchanged from that of December 30, 2000. The Company believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

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

     Total finance assets were $5.8 billion at March 31, 2001, down 2% from $6.0 billion at December 30, 2000. The decrease in finance assets was due mostly to decreases in the floorplan finance and the asset-based lending portfolios, partially offset by increases in the structured finance, equipment and aircraft portfolios. The floorplan portfolio decreased by $344 million or 42% due to a portfolio securitization. The asset-based lending portfolio decreased by $84 million or 22%. The structured finance portfolio increased by $67 million or 11% resulting from the addition of a new leveraged lease and to organic growth in its syndicated bank line portfolio. The equipment and aircraft portfolios grew by $115 million or 10% due to organic growth, partially offset by a $56 million equipment securitization.

     Finance receivable additions for the first three months of 2001 were $1.9 billion, as compared to $1.6 billion in 2000. Floorplan additions increased by $137 million or 34% due to organic growth. Factoring additions increased by $78 million or 22% due to organic growth. Structured finance increased by $68 million or 64% due to the addition of a leveraged lease and organic growth in the syndicated bank lines. The remaining portfolios accounted for a decrease of $51 million or 7%.

  Nonperforming Assets

     Nonperforming assets decreased to $110 million (1.90%) at March 31, 2001 from $111 million (1.86%) at December 30, 2000. Decreases in nonperforming aircraft finance, asset-based lending and factoring assets, were partially offset by increases in nonperforming finance company services, franchise finance and tax lien finance assets. The allowance for losses on receivables as a percentage of nonperforming assets was 103% at March 31, 2001, as compared to 104% at December 30, 2000.

  Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluation of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At March 31, 2001, Textron Financial's interest-sensitive assets in excess of interest-sensitive liabilities were $386 million, including $150 million of fixed rate interest rate exchange agreements designated for Textron Financial's debt and $100 million of variable rate interest rate exchange agreements on finance receivables. Interest-sensitive assets in excess of interest-sensitive liabilities were $415 million at December 30, 2000, including $150 million of fixed rate interest rate exchange agreements designated for Textron Financial's debt and $100 million of variable rate interest rate exchange agreements on finance receivables. The change in the Company's net position does not reflect a change in management's match funding strategy. Subsequent to March 31, 2001, Textron Financial terminated $150 million of fixed rate interest rate exchange agreements and contemporaneously entered into $150 million of variable rate interest rate exchange agreements designated for the Company's debt.

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

or decrease in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to Textron Financial's asset and liability position at March 31, 2001, indicated no material effect on the Company's net income and cash flows for the following twelve-month periods, or fair value at March 31, 2001.

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

     During the first quarter of 2001, Textron terminated $200 million of fixed rate interest rate exchange agreements. These agreements were terminated in conjunction with the issuance of $300 million of fixed rate term debt. The termination premium will be amortized over the remaining original term of the agreements.

     During the first quarter of 2001, $715 million of interest rate exchange agreements involving prime-based payments and LIBOR-based receipts matured. The objective of these interest rate exchange agreements was to lock in the net interest rate margin each period by eliminating the basis risk between LIBOR-based debt obligations and prime-based loan receivables. Textron Financial has not replaced these interest rate exchange agreements.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, Textron Financial enters into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign exchange contracts are not material. In the fourth quarter of 2000, Textron Financial entered into a foreign currency exchange agreement to convert $32.5 million of variable rate U.S. dollar debt to C$50 million of variable rate Canadian dollar debt.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2000

  Revenues

     First quarter 2001 revenues increased by $18.7 million or 12.3% as compared to the corresponding period in 2000. Higher revenues reflect a 3.0% increase in finance charges and discounts on a 1.7% higher level of average finance receivables, and an increase in portfolio yields to 10.27% from 10.14% in 2000. Other income increased by $14.8 million due to higher securitization and syndication income, servicing fee income, and earnings on retained interests in the securitized portfolios, as compared to a nonrecurring loss on the sale of an equipment portfolio, partially offset by a gain on real estate owned during the corresponding period in 2000.

  Interest Expense

     First quarter 2001 interest expense increased by $2.5 million or 3.3% on 3.3% higher average debt outstanding. The average borrowing rate was unchanged at 6.54%. The decrease in short term borrowing costs was offset by the effects of maturing long-term lower rate debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Interest Margin

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

     Interest margin for the first quarter of 2001 increased to 6.76% from 5.66% for the corresponding period in 2000. The increase in interest margin resulted from higher fee income as a percentage of average finance receivables and higher portfolio yields.

  Operating Expenses

     Selling and administrative expenses of $33.9 million increased by $5.9 million in the first quarter of 2001 as compared to the corresponding period in 2000. The increase in 2001 principally reflects higher expenses related to new initiatives and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables were 1.69% (on an annualized basis) in the first quarter of 2001, as compared to 1.65% in 2000.

  Provision for Losses

     The provision for losses of $11.2 million for the first quarter of 2001 increased from $5.5 million for the corresponding period in 2000. The increase in the provision for losses in 2001 reflects higher net charge-offs and higher provision requirements. Net charge-offs were $16.4 million in the first quarter of 2001 as compared to $4.9 million in the corresponding period of 2000. The increase was mostly due to the charge-off of a fully reserved account in the asset-based lending portfolio.

     The allowance for losses on receivables as a percentage of total finance receivables remained unchanged at 2.1% at March 31, 2001. The allowance for losses on receivables decreased to $113 million at March 31, 2001, as compared to $116 million at December 30, 2000. The allowance for losses on receivables as a percentage of nonperforming assets was 103% at March 31, 2001, as compared to 104% at December 30, 2000.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Net Income

     First quarter 2001 net income was $28.4 million, $3.3 million or 13.3% higher than the corresponding period in 2000. The favorable results were due to higher average finance assets, higher fee income and a lower effective tax rate, partially offset by higher selling and administrative expenses and a higher loss provision.

  Forward-looking Statements

     Certain statements in this Form 10-Q and other oral and written statements made by Textron Financial from time to time, are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including: (a) the extent to which Textron Financial is able to successfully integrate acquisitions; (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates; (c) the level of sales of Textron products for which Textron Financial offers financing;
(d) the ability to maintain credit quality and control costs when entering new markets; (e) the actions of our competitors and our ability to respond; (f) our ability to attract and retain qualified and experienced personnel; (g) Textron Financial's access to debt financing at competitive rates; and (h) access to equity in the form of retained earnings and capital contributions from Textron.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Interest Rate Sensitivity" in Item 2 of this Form 10-Q.

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

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Textron Financial Corporation

Date: May 8, 2001
                                          /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                          Thomas J. Cullen
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)