Form 10-Q
period 2001-06-30
TEXTRON FINANCIAL CORP
filed 2001-08-01
CIK 709255

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2001

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

                            ------------------------

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statement of Income for the three
     and six months ended June 30, 2001 and 2000
     (unaudited)............................................    2

  Condensed Consolidated Balance Sheet at June 30, 2001 and
     December 30, 2000 (unaudited)..........................    3

  Condensed Consolidated Statement of Cash Flows for the six
     months ended June 30, 2001 and 2000 (unaudited)........    4

  Condensed Consolidated Statement of Changes in
     Shareholder's Equity through June 30, 2001
     (unaudited)............................................    5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   19

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
REVENUES
  Finance charges and discounts.................  $129,511    $147,624    $268,772    $282,825
  Rental revenues on operating leases...........     4,620       4,378       9,376       9,306
  Gains on securitizations......................     8,391       1,808      13,561       1,808
  Investment income.............................     3,706       1,135       7,457       1,808
  Other income..................................    17,758      14,765      35,522      25,950
                                                  --------    --------    --------    --------
                                                   163,986     169,710     334,688     321,697
EXPENSES
  Interest......................................    69,994      82,426     147,758     157,698
  Selling and administrative....................    38,922      29,837      72,815      57,791
  Provision for losses..........................    11,708       9,908      22,889      15,369
  Depreciation of equipment on operating
     leases.....................................     1,895       2,708       3,724       4,569
  Special charges...............................     1,853          --       1,853          --
                                                  --------    --------    --------    --------
                                                   124,372     124,879     249,039     235,427
                                                  --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES..........................    39,614      44,831      85,649      86,270
Income taxes....................................    14,825      17,330      32,083      33,342
Distributions on preferred securities (net of
  tax benefits of $207, $216, $414 and $432,
  respectively).................................       355         341         706         684
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 24,434    $ 27,160    $ 52,860    $ 52,244
                                                  ========    ========    ========    ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                               JUNE 30,      DEC. 30,
                                                                 2001          2000
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   23,948    $    6,498
Finance receivables -- net of unearned income:
  Installment contracts.....................................   2,419,436     1,985,304
  Revolving loans...........................................   1,638,050     1,304,591
  Golf course and resort mortgages..........................     739,990       678,409
  Floorplan receivables.....................................     534,790       894,037
  Leveraged leases..........................................     377,941       360,982
  Finance leases............................................     335,318       360,639
  Commercial real estate mortgages..........................       4,419         5,450
                                                              ----------    ----------
          Total finance receivables.........................   6,049,944     5,589,412
  Allowance for losses on receivables.......................    (133,231)     (115,953)
                                                              ----------    ----------
          Finance receivables -- net........................   5,916,713     5,473,459
Equipment on operating leases -- net........................     131,109       135,356
Goodwill -- net.............................................     209,586       215,608
Other assets -- net.........................................     381,824       299,875
                                                              ----------    ----------
          Total assets......................................  $6,663,180    $6,130,796
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  271,357    $  190,921
  Amounts due to Textron Inc................................      21,691        19,998
  Deferred income taxes.....................................     316,601       315,322
  Debt......................................................   5,063,137     4,666,869
                                                              ----------    ----------
          Total liabilities.................................   5,672,786     5,193,110
                                                              ----------    ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      27,745        28,009
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     573,676       533,676
Investment in parent company preferred stock................     (25,000)      (25,000)
Accumulated other comprehensive loss........................     (14,588)           --
Retained earnings...........................................     428,311       400,751
                                                              ----------    ----------
          Total shareholder's equity........................     962,649       909,677
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $6,663,180    $6,130,796
                                                              ==========    ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001           2000
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    52,860    $    52,244
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for losses......................................       22,889         15,369
  Depreciation and amortization.............................       19,153         15,685
  Deferred income tax provision.............................        9,777        (22,165)
  Gain on sale of real estate owned.........................           --         (1,875)
  Decrease in accrued interest and other liabilities........       (2,994)        (8,984)
  Gains on securitizations..................................      (13,561)        (1,808)
  Other.....................................................      (21,739)         7,660
                                                              -----------    -----------
          Net cash provided by operating activities.........       66,385         56,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (3,654,760)    (3,536,677)
Finance receivables repaid..................................    2,790,170      2,623,419
Proceeds from receivable sales, including securitizations...      818,097        333,115
Acquisitions, net of cash acquired..........................     (387,524)            --
Proceeds from disposition of operating leases and other
  assets....................................................        9,386         21,670
Purchase of assets for operating leases.....................       (7,728)       (34,859)
Proceeds from real estate owned.............................           --          5,736
Other capital expenditures..................................       (6,737)        (5,696)
Other investments...........................................       (4,263)        (6,475)
                                                              -----------    -----------
          Net cash used in investing activities.............     (443,359)      (599,767)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      548,440      1,185,000
Principal payments on long-term debt........................     (594,642)      (508,422)
Net increase in commercial paper............................      430,940        134,095
Proceeds from issuance of nonrecourse debt..................       60,177         95,500
Principal payments on nonrecourse debt......................      (78,414)       (93,458)
Net increase (decrease) in short-term debt..................       11,530       (250,004)
Net increase in amounts due to Textron Inc..................        1,693            846
Capital contributions from Textron Inc......................       44,504             --
Dividends paid to Textron Inc...............................      (29,804)        (9,700)
                                                              -----------    -----------
          Net cash provided by financing activities.........      394,424        553,857
                                                              -----------    -----------
NET INCREASE IN CASH........................................       17,450         10,216
Cash and equivalents at beginning of period.................        6,498         17,379
                                                              -----------    -----------
Cash and equivalents at end of period.......................  $    23,948    $    27,595
                                                              ===========    ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 ACCUMULATED
                                                   INVESTMENT       OTHER
                                                    IN PARENT      COMPRE-
                               COMMON   CAPITAL      COMPANY       HENSIVE     RETAINED
                               STOCK    SURPLUS    PREF. STOCK      LOSS       EARNINGS    TOTAL
                               ------   --------   -----------   -----------   --------   --------
BALANCE JANUARY 1, 2000......   $250    $508,676    $     --      $     --     $360,235   $869,161
Net income...................     --          --          --            --      118,016    118,016
Capital contributions from
  Textron Inc................     --      31,757     (25,000)           --           --      6,757
Dividends to Textron Inc.....     --      (6,757)         --            --      (77,500)   (84,257)
                                ----    --------    --------      --------     --------   --------
BALANCE DECEMBER 30, 2000....    250     533,676     (25,000)           --      400,751    909,677
Net income...................     --          --          --            --       52,860     52,860
Other comprehensive loss.....     --          --          --       (14,588)          --    (14,588)
Capital contributions from
  Textron Inc................     --      44,504          --            --           --     44,504
Dividends to Textron Inc.....     --      (4,504)         --            --      (25,300)   (29,804)
                                ----    --------    --------      --------     --------   --------
BALANCE JUNE 30, 2001........   $250    $573,676    $(25,000)     $(14,588)    $428,311   $962,649
                                ====    ========    ========      ========     ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 30, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at June 30, 2001, and December 30, 2000, and its consolidated results of operations for each of the respective three- and six-month periods ended June 30, 2001 and 2000, and its consolidated cash flows for each of the six-month periods ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. SPECIAL CHARGES

     The Company records restructuring liabilities at the time management approves and commits to a restructuring plan that identifies all significant actions to be taken and the expected completion date of the plan. The restructuring liability includes those restructuring costs that (1) can be reasonably estimated, (2) are not associated with and do not benefit activities that will be continued, and (3) are not associated with or are not incurred to generate revenues after the commitment date. Restructuring costs are incurred as a direct result of the plan and (1) are incremental to other costs incurred by Textron Financial in the conduct of its activities prior to the commitment date, or (2) represent contractual obligations that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to the enterprise or reflect a penalty to cancel a contractual obligation.

     To enhance competitiveness and profitability in certain businesses, the Company approved a restructuring program during the second quarter of 2001. The program includes the consolidation of loan origination facilities and the rationalization of certain product lines. Restructuring costs of $1.9 million recorded in earnings during the second quarter of 2001 primarily consisted of severance-related benefits. The Company expects to fund the cash requirements of its restructuring activities with cash flow from operations.

     In connection with the restructuring program initiated in the second quarter of 2001, the Company expects to terminate 101 employees with 39 employees actually terminated as of June 30, 2001. Additionally, the Company paid actual termination benefits of $0.3 million, which were charged against the restructuring reserve.

     Accruable restructuring costs recorded in earnings have been included in Special charges in the Condensed Consolidated Statement of Income.

     The specific restructuring measures and associated estimated costs are based on the Company's best judgement under prevailing circumstances. The Company believes that the restructuring reserve balance of $1.6 million is adequate to carry out the restructuring activities formally identified and committed to as of June 30, 2001.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3. MANAGED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                       JUNE 30,      DEC. 30,
                                                         2001          2000
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Owned receivables...................................  $6,049,944    $5,589,412
Securitized receivables.............................   1,827,865     1,324,089
                                                      ----------    ----------
                                                       7,877,809     6,913,501
Nonrecourse participations..........................     540,307       573,157
Third-party portfolio servicing.....................     458,794       445,207
SBA sales agreements................................      38,210        33,222
                                                      ----------    ----------
          Total managed finance receivables.........  $8,915,120    $7,965,087
                                                      ==========    ==========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in golf finance and receivables finance, which are sold to independent investors.

     The third-party portfolio servicing amounts largely represent finance receivable portfolios of resort developers and third-party securitizations.

     Owned receivables include approximately $60 million of noncash finance receivables additions that were unfunded at June 30, 2001, due to a timing difference. The corresponding liability is included in Accrued interest and other liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4. LOAN IMPAIRMENT

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

     Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. The Company had nonaccrual loans and leases totaling $104.6 million at June 30, 2001, as compared to $101.9 million at December 30, 2000, of which approximately $48.3 million and $76.4 million, respectively, were considered impaired, excluding finance leases and homogeneous loan portfolios. The allowance for losses on receivables related to impaired loans was $22.0 million at June 30, 2001, and $34.1 million at December 30, 2000. The average recorded investment in impaired loans during the first six months of 2001 was $64.6 million, as compared to $61.5 million in the corresponding period in 2000. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $4.7 million and $3.5 million for the first six months of 2001 and 2000, respectively. No interest income was recognized using the cash basis method.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 5. OTHER ASSETS

                                                         JUNE 30,    DEC. 30,
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Securitization related assets..........................  $173,159    $129,608
Investment in equipment residuals......................    78,128      51,204
Fixed assets -- net....................................    39,745      36,382
Acquisition, Development and Construction (ADC)
  arrangements.........................................    29,218      32,619
Other..................................................    61,574      50,062
                                                         --------    --------
          Total other assets...........................  $381,824    $299,875
                                                         ========    ========

     The Investment in equipment residuals represents the remaining equipment residual values associated with the Textron golf and turf equipment lease payments that were securitized.

NOTE 6. DEBT AND CREDIT FACILITIES

                                                       JUNE 30,      DEC. 30,
                                                         2001          2000
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................  $1,386,752    $  955,812
  Short-term debt...................................      21,520         9,990
                                                      ----------    ----------
          Total short-term debt.....................   1,408,272       965,802
Long-term debt:
  5.66% -- 5.95% notes; due 2001 to 2004............     417,390       218,000
  6.13% -- 6.73% notes; due 2003....................      32,676       133,264
  7.13% -- 7.37% notes; due 2002 to 2004............   1,080,920     1,080,618
  Variable rate notes; due 2001 to 2004.............   2,123,879     2,269,185
                                                      ----------    ----------
          Total long-term debt......................   3,654,865     3,701,067
                                                      ----------    ----------
          Total debt................................  $5,063,137    $4,666,869
                                                      ==========    ==========

     Combined commercial paper and short-term debt weighted average interest rates, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate during the six months ended June 30, 2001, was 5.21%. The combined weighted average interest rate, before consideration of the effect of interest rate exchange agreements, at June 30, 2001, was 4.03%.

     Interest on Textron Financial's variable rate notes is tied predominately to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 4.61% at June 30, 2001.

     Textron Financial has bank line of credit agreements of $1.4 billion, of which $600 million will expire in 2001 and $800 million will expire in 2003. There were no amounts outstanding under these lines at June 30, 2001 and December 30, 2000. As of July 26, 2001, Textron Financial has received commitments to increase the credit agreements to $1.5 billion by extending the one-year line for an additional year in the amount of $500 million, and the multi-year line until 2006 in the amount of $1 billion.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $365.2 million at June 30, 2001. In the first six months of 2001, Textron Financial declared dividends and paid dividends of $29.8 million.

NOTE 7. INTEREST RATE EXCHANGE AGREEMENTS

     Under interest rate exchange agreements, Textron Financial makes periodic fixed payments in exchange for periodic variable payments and vice versa. Textron Financial has entered into such agreements to mitigate its exposure to changes in interest rates.

     Interest rate exchange agreements were designated against specific short- and long-term notes, against specifically identified receivable portfolios and to mitigate interest rate exposure on Textron Financial's interest-only securities resulting from securitizations.

     During the first six months of 2001, Textron Financial terminated $229 million of fixed rate interest rate exchange agreements, which were entered into in 2000 but not effective until February 2001. These agreements were terminated in conjunction with the issuance of $300 million of fixed rate term debt. The termination premium will be amortized over the remaining original term of the agreements.

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

     The Company also terminated $150 million of fixed rate interest rate exchange agreements and contemporaneously entered into $150 million of variable rate interest rate exchange agreements designated for the Company's debt. In addition, Textron Financial terminated $154 million of fixed rate interest rate exchange agreements and simultaneously issued $253 million of fixed rate interest exchange agreements related to interest-only securities resulting from an increase in securitization activity.

     Interest rate floor agreements totaling $154 million, entered into through AAA-rated counterparties to the various Textron Financial Corporation Receivables Trusts (the Trusts), provide a minimum interest rate on variable rate receivables held by the Trusts and are tied to both the prime rate and one- and six-month LIBOR. The Trusts receive payments when the floor rate exceeds the corresponding index interest rate. These interest rate floor agreements are adjusted periodically to match the amortization of the variable rate contracts in the securitized portfolio.

     The Company has a foreign currency exchange agreement with a third party to convert a $32.5 million variable rate note to a C$50 million variable rate note. This agreement also includes the exchange of receipts indexed to three-month LIBOR for payments based on BA-CDOR.

NOTE 8. CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Among these suits and proceedings are some that seek compensatory, treble or punitive damages in substantial amounts. Those suits and proceedings are being defended or contested on behalf of Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes that these suits and proceedings will not have a material effect on Textron Financial's results of operations or financial position.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 9. TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                            SIX MONTHS ENDED
                                                          --------------------
                                                          JUNE 30,    JUNE 30,
                                                            2001        2000
                                                          --------    --------
                                                             (IN THOUSANDS)
Beginning of year.......................................  $     --    $    --
Transitional adjustment due to change in accounting for
  derivative instruments and hedging activities.........   (11,580)        --
Amortization of deferred loss on terminated hedge
  contracts, net of taxes...............................       469
Net deferred loss on hedge contracts, net of taxes......    (3,477)        --
                                                          --------    -------
End of period...........................................  $(14,588)   $    --
                                                          ========    =======

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                      --------------------    --------------------
                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------
                                                     (IN THOUSANDS)
Net income..........................  $24,434     $27,160     $52,860     $52,244
Other comprehensive loss............     (635)         --     (14,588)         --
                                      -------     -------     -------     -------
Comprehensive income................  $23,799     $27,160     $38,272     $52,244
                                      =======     =======     =======     =======

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective December 31, 2000, Textron Financial adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $11.6 million, net of taxes, to recognize the fair value of cash flow hedges as of the date of adoption. The cumulative effect of adoption was not material to the Company's results of operations.

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

     Textron Financial's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit the Company's exposure to changes in interest rates. As part of managing this matching strategy, Textron Financial has entered into interest rate exchange agreements, including basis swaps, to lock in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Financial has both cash flow and fair value hedges. For cash flow hedges, during the first six months of 2001, Textron Financial recorded a charge of $0.8 million, net of a $0.5 million tax benefit, to Accumulated other comprehensive loss and no impact to the statement of income. For fair value hedges, during the first six months of 2001, Textron Financial had interest rate exchange agreements with a fair value liability of $5.4 million designated as fair value hedges of a fixed rate receivable portfolio. The fair value hedges are highly effective and therefore, there is an immaterial net impact to earnings due to hedge ineffectiveness.

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset and collateral transfers and extinguishments of liabilities. SFAS No. 140 also introduced new disclosure requirements related to securitizations, collateral and retained interests in securitized financial assets. The provisions for accounting for collateral by secured parties and the new disclosure requirements were effective in the fourth quarter of fiscal 2000, as required by the statement. Textron Financial also adopted the provisions of SFAS No. 140 related to the transfers and servicing of financial assets and extinguishments of liabilities effective April 1, 2001. The adoption of this statement did not have a material effect on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on December 30, 2001. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Textron Financial is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position.

     In November 1999, the Emerging Issues Task Force (EITF) issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 is applicable for the accounting for interest income and impairment of beneficial interests in securitization transactions for all quarters beginning after March 15, 2001. The adoption of this consensus did not have a material impact on the Company's results of operations or financial position.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

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

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                          -----------------------   -----------------------
                                           JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                             2001         2000         2001         2000
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Revenues
  Small Business........................  $   59,780   $   67,659   $  115,382   $  130,161
  Middle Markets........................      38,836       39,634       86,718       74,087
  Specialty Finance.....................      42,701       46,464       87,276       88,276
  Structured Capital....................      22,669       15,953       45,312       29,173
  Commercial Real Estate................          --           --           --           --
                                          ----------   ----------   ----------   ----------
Total revenues..........................  $  163,986      169,710   $  334,688   $  321,697
                                          ==========   ==========   ==========   ==========
Income (loss) before special charges,
  taxes and distributions on preferred
  securities(1)(2)
  Small Business........................  $    8,756   $   17,578   $   20,986   $   33,960
  Middle Markets........................      12,188        6,839       26,632       12,655
  Specialty Finance.....................      12,196       15,438       23,638       29,035
  Structured Capital....................       8,349        5,919       15,846       10,914
  Commercial Real Estate................         (22)        (943)         400         (294)
                                          ----------   ----------   ----------   ----------
Total income before special charges,
  taxes and distributions on preferred
  securities............................  $   41,467   $   44,831   $   87,502   $   86,270
  Special charges.......................      (1,853)          --       (1,853)          --
                                          ----------   ----------   ----------   ----------
Total income before taxes and
  distributions on preferred
  securities............................  $   39,614   $   44,831   $   85,649   $   86,270
                                          ==========   ==========   ==========   ==========

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                               JUNE 30,      DEC. 30,
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Finance assets(3)
  Small Business............................................  $2,635,777    $1,909,856
  Middle Markets............................................   1,329,007     1,685,282
  Specialty Finance.........................................   1,670,549     1,561,473
  Structured Capital........................................     856,149       805,565
  Commercial Real Estate....................................       4,419         5,450
                                                              ----------    ----------
Total finance assets........................................  $6,495,901    $5,967,626
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Textron Financial Corporation (Textron Financial or the Company) utilizes a broad base of financial resources for its liquidity and capital resources. Cash is provided from operations and several different sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets, and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.4 billion, of which $600 million will expire in 2001 and $800 million will expire in 2003. As of July 26, 2001, Textron Financial has received commitments to increase the credit agreements to $1.5 billion by extending the one-year line for an additional year in the amount of $500 million, and the multi-year line until 2006 in the amount of $1 billion. While none of Textron Financial's total lines of credit were used, those not reserved as support for commercial paper were $113 million at June 30, 2001, as compared to $544 million at December 30, 2000. Additionally, Textron Financial maintains a C$50 million Canadian facility, of which C$43 million remains unutilized, and a fully available $25 million UK facility, both of which will expire in 2001.

     Textron Financial filed a Form S-3 registration statement with the Securities and Exchange Commission in 1999. Under this shelf registration, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note program of $1.125 billion within the facility. In the first six months of 2001, Textron Financial issued $300 million of fixed rate notes and $250 million of floating rate notes under this facility maturing in 2004 and 2003, respectively. The proceeds from the issuances were used to refinance maturing commercial paper and prepay $100 million of fixed rate debt, which was prepayable at par. At June 30, 2001, Textron Financial had $700 million available under this facility.

     During the first six months of 2001, Textron Financial securitized $543 million of floorplan finance receivables (on a revolving basis), $116 million of captive golf and turf finance receivables, $30 million of franchise finance receivables, and $26 million of land finance receivables. Securitization gains for the first six months of 2001 were $13.6 million. These securitizations provided Textron Financial with an alternative source of financing while maintaining desired debt-to-capital ratios. Textron Financial utilized the proceeds from the securitizations to retire commercial paper. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2001.

     Cash flows provided by operations were $66 million in the first six months of 2001, as compared to $56 million in the corresponding period last year. The increase is primarily due to the timing and payments in accrued interest and other liabilities and timing of income tax payments, partially offset by an increase in other assets and noncash gains on securitizations. Cash flows used in investing activities were funded from the collection of receivables, the syndication and securitization of receivables and the issuance of commercial paper and short-term debt. Short-term borrowings increased by $442 million and long-term debt decreased by $46 million. Borrowings under a junior subordinated facility increased by $1.7 million reflecting the funding of assets related to Textron's manufacturing divisions.

     Textron Financial declared and paid dividends to Textron of $29.8 million during the first six months of 2001, compared to $12.0 million of dividends declared and $9.7 million paid during the corresponding period of 2000. The increase in 2001 was due to the retention of earnings in 2000 to support receivable growth. Textron contributed capital of $44.5 million to Textron Financial during the first six months of 2001, primarily to support the acquisition of a small business lending portfolio in June.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at June 30, 2001, as compared to 83% at December 30, 2000.

     Textron Financial's ratio of earnings to fixed charges was 1.57x for the six months ended June 30, 2001, as compared to 1.54x for the corresponding six months in 2000. Commercial paper and short-term debt as a percentage of total debt was 28% at June 30, 2001, as compared to 21% at December 30, 2000. The increase in 2001 was primarily due to receivable growth and repayment of maturing long-term debt. The Company believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

FINANCE ASSETS

     Textron Financial's portfolio includes a wide variety of secured loans and leases to customers located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral and among borrowers.

     Total finance assets were $6.5 billion at June 30, 2001, up 8.9% from $6.0 billion at December 30, 2000. The increase in finance assets was mostly due to the acquisition of a small business lending portfolio ($398 million), increase in aircraft financing ($239 million), resort receivables ($81 million), and structured finance receivables ($62 million), partially offset by decreases in the floorplan financing and asset-based lending portfolios. The floorplan portfolio decreased by $343 million or 42% primarily reflecting a revolving portfolio securitization of $543 million.

     Finance receivable additions for the first six months of 2001 were $3.7 billion, as compared to $3.5 billion in 2000. The increase reflects floorplan finance of $263 million, resort receivables of $24 million and land finance of $17 million, offset by decreases in most other portfolios due to a weaker economic environment.

NONPERFORMING ASSETS

     Nonperforming assets as a percentage of finance assets remained essentially unchanged at 1.85% of finance assets ($120 million) at June 30, 2001, as compared to 1.86% of finance assets ($111 million) at December 30, 2000. Increases in dollar values primarily related to franchise finance, structured finance, finance company services, floorplan finance, and small business lending were partially offset by decreases in aircraft finance, asset-based lending, and commercial real estate. The allowance for losses on receivables as a percentage of nonperforming assets increased to 111% at June 30, 2001, as compared to 104% at December 30, 2000.

INTEREST RATE SENSITIVITY

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on the evaluation of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At June 30, 2001, Textron Financial's interest-sensitive assets in excess of interest-sensitive liabilities were $169 million, including $150 million of variable rate interest rate exchange agreements designated for Textron Financial's debt and $98 million of variable rate interest rate exchange agreements on finance receivables. The change in the Company's net position does not reflect a change in management's match funding strategy.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks, or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase or decrease in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that: prospective receivables additions will be match funded, existing portfolios will not prepay, and all other relevant factors will remain constant. This "shock test" model, when applied to Textron Financial's asset and liability position at June 30, 2001, indicated no material effect on the Company's net income and cash flows for the following twelve-month period, or fair value at June 30, 2001.

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2000

REVENUES

  Three months ended June 30, 2001 vs. June 30, 2000

     Second quarter 2001 revenues decreased by $5.7 million or 3.4% as compared to the corresponding period in 2000. Lower finance charges and discounts reflect lower average receivables and a lower average yield of 9.46% from 10.42%. The decrease in yield is primarily due to a lower interest rate environment. Lower finance charges and discounts were partially offset by higher gains on securitizations, investment and other income, which increased by $12.1 million. Investment and other income consists of earnings on retained interests in the securitized portfolios and servicing income. Operating lease rental revenue of $4.6 million increased slightly despite a decrease in average operating lease assets.

  Six months ended June 30, 2001 vs. June 30, 2000

     Revenues for the six months ended June 30, 2001 increased by $13.0 million or 4.0% as compared to the corresponding period in 2000. Higher revenues are primarily due to higher gains on securitizations, investment and other income, partially offset by lower finance charges and discounts reflecting lower average finance receivables and a lower average yield of 9.82% versus 10.29% during the same period in 2000. The decrease in yield is primarily due to a lower interest rate environment. Gains on securitizations, investment and other income increased by $27.0 million due to higher securitization gains, earnings on retained interests in the securitized portfolios and servicing income. Securitization gains were $13.6 million, $7.2 million of which were related to revolving floorplan securitizations. Operating lease rental revenue was comparable to the same period last year despite lower average operating lease assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

INTEREST EXPENSE

  Three months ended June 30, 2001 vs. June 30, 2000

     Second quarter 2001 interest expense decreased by $12.4 million, or 15.1%, on 1.9% lower average debt outstanding. The lower interest expense also reflects a decrease in the average borrowing rate to 5.87% from 6.78%, attributable to a lower interest rate environment.

  Six months ended June 30, 2001 vs. June 30, 2000

     Interest expense for the six months ended 2001 decreased by $9.9 million, or 6.3%, on 0.6% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 6.20% from 6.66% attributable to a lower interest rate environment.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

  Three months ended June 30, 2001 vs. June 30, 2000

     Interest margin for the second quarter of 2001 increased to 6.78% from 6.07% for the corresponding period in 2000. The increase in interest margin resulted from higher securitization gains, investment and other income.

  Six months ended June 30, 2001 vs. June 30, 2000

     Interest margin for the first six months of 2001 increased to 6.50% from 5.68% for the corresponding period in 2000. The increase in interest margin resulted from higher securitization gains, investment and other income.

SELLING AND ADMINISTRATIVE EXPENSES

  Three months ended June 30, 2001 vs. June 30, 2000

     Selling and administrative expenses of $38.9 million increased by $9.1 million in the second quarter of 2001 as compared to the corresponding period in 2000. The increase in 2001 principally reflects higher expenses related to new business initiatives, higher collection and legal expenses, and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables were 1.73% (on an annualized basis) in the second quarter of 2001, as compared to 1.68% in 2000.

  Six months ended June 30, 2001 vs. June 30, 2000

     Selling and administrative expenses for the first six months of 2001 increased by $15.0 million as compared to the corresponding period in 2000. The increase in 2001 principally reflects higher expenses related to new business initiatives, higher collection and legal expenses, and growth in managed receivables. Selling and administrative expenses as a percentage of average managed receivables were 1.70% (on an annualized basis) in the first six months of 2001, as compared to 1.66% in 2000.

PROVISION FOR LOSSES

  Three months ended June 30, 2001 vs. June 30, 2000

     The provision for losses of $11.7 million for the second quarter of 2001 increased from $9.9 million for the corresponding period in 2000. The increase in the provision for losses in 2001 reflects higher net charge-offs and a higher allowance requirement due to an increase in outstanding finance receivables. Net charge-offs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

were $10.8 million in the second quarter of 2001 as compared to $10.4 million in the corresponding period of 2000.

  Six months ended June 30, 2001 vs. June 30, 2000

     The provision for losses of $22.9 million for the first six months of 2001 increased from $15.4 million for the corresponding period in 2000. The increase in the provision for losses in 2001 reflects higher net charge-offs. Net charge-offs were $27.2 million in the first six months of 2001 as compared to $15.3 million in the corresponding period of 2000. The increase in charge-offs was primarily due to the charge-off of a fully reserved account in the asset-based lending portfolio, and higher charge-offs in small business lending, partially offset by lower real estate charge-offs. The increase in the allowance for loan losses reflects provisions for receivable growth, acquisition of a small business lending portfolio, partially offset by net charge-offs against previously reserved accounts.

     Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

  Six months ended June 30, 2001 vs. June 30, 2000

     Small Business income before special charges, taxes and distributions on preferred securities decreased by $13.0 million primarily reflecting lower average finance assets of $428 million in aircraft finance due to securitizations in 2000. Other Small Business lending reflected lower income before special charges, taxes and distributions on preferred securities due to higher operating expenses, higher provision for losses and lower average finance assets of $63 million.

     Middle Markets income before special charges, taxes and distributions on preferred securities increased by $14.0 million reflecting $362 million of higher average managed finance assets due to growth in Floorplan Finance and Franchise Finance, higher interest margin, and higher securitization gains, partially offset by lower average asset-based lending finance assets, and higher operating expenses principally in Floorplan Finance new initiatives.

     Specialty Finance income before special charges, taxes and distributions on preferred securities decreased by $5.4 million, despite $118 million higher average finance assets, due to higher provision for losses in Tax Lien Finance (operations have ceased), higher operating expenses and lower interest margin. Lower interest margin reflects lower yields in Tax Lien Finance and Resort Receivables Finance and lower other income principally due to a gain on sale of a Resort Receivables Finance real estate owned property in 2000. The decrease in interest margin was partially offset by higher interest margin in Golf Finance, Media Finance and securitization gains in Land Finance.

     Structured Capital income before special charges, taxes and distributions on preferred securities increased by $4.9 million reflecting higher average finance assets of $266 million primarily related to syndicated bank loans and Receivables Funding, partially offset by higher operating expenses. The increase in income before special charges, taxes and distributions on preferred securities was further offset by lower interest margin and higher provision for losses in Finance Company Services.

SPECIAL CHARGES

     To enhance the competitiveness and profitability, the Company has completed a plan to restructure a portion of its small business segment consisting of vendor finance and small business lending in addition to rationalizing certain product lines. As a result, the Company recognized a restructuring charge of $1.9 million in the second quarter of 2001. The pretax charges associated with the restructure plan primarily consisted of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

severance-related benefits that were based on established policies and practices. Accruable restructuring costs have been included in Special charges in the Condensed Consolidated Statement of Income.

NET INCOME

  Three months ended June 30, 2001 vs. June 30, 2000

     Second quarter 2001 net income was $24.4 million, $2.7 million or 10.0% lower than the corresponding period in 2000. Lower net income for the quarter was the result of higher selling and administrative expenses related to new initiatives, collection and legal expenses, growth in managed receivables, special charges, and higher provision for losses, partially offset by higher interest margin reflecting higher securitization gains, investment and other income.

  Six months ended June 30, 2001 vs. June 30, 2000

     Net income for the first six months of 2001 was $52.9 million, $0.6 million or 1.2% higher than the corresponding period in 2000. The favorable results were due to higher interest margin reflecting higher securitization gains, investment and other income, partially offset by higher selling and administrative expenses related to new initiatives, collection and legal expenses, and growth in managed receivables, special charges, and higher provision for loan losses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Interest Rate Sensitivity" and "Financial Risk Management" in Item 2 of this Form 10-Q.

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
   4.1     Indenture dated as of December 9, 1999, between Textron
           Financial Corporation and SunTrust Bank (formerly known as
           Sun Trust Bank, Atlanta), (including form of debt
           securities). Incorporated by reference to Exhibit 4.1 to
           Amendment No. 2 to Textron Financial Corporation's
           Registration Statement on Form S-3 (No. 333-88509).
   4.2     Support Agreement dated as of May 25, 1994, between Textron
           Inc. and Textron Financial Corporation. Incorporated by
           reference to Exhibit 10.1 to Textron Financial Corporation's
           Registration Statement on Form 10 (No. 0-27559).
  12.1     Computation of Ratio of Earnings to Fixed Charges.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2001                      Textron Financial Corporation

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