Form 10-Q
period 2001-09-30
TEXTRON FINANCIAL CORP
filed 2001-11-02
CIK 709255

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statement of Income for the three
     and nine months ended September 30, 2001 and 2000
     (unaudited)............................................    2

  Condensed Consolidated Balance Sheet at September 30, 2001
     and December 30, 2000 (unaudited)......................    3

  Condensed Consolidated Statement of Cash Flows for the
     nine months ended September 30, 2001 and 2000
     (unaudited)............................................    4

  Condensed Consolidated Statement of Changes in
     Shareholder's Equity through September 30, 2001
     (unaudited)............................................    5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   19

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
REVENUES
  Finance charges and discounts.................  $133,039    $156,298    $401,811    $439,123
  Rental revenues on operating leases...........     4,505       4,987      13,881      14,293
  Gains on securitizations......................    18,108       8,501      31,669      10,309
  Investment income.............................     4,635         514      12,092       2,322
  Other income..................................    17,599      14,226      53,121      40,176
                                                  --------    --------    --------    --------
                                                   177,886     184,526     512,574     506,223
EXPENSES
  Interest......................................    66,248      89,692     214,006     247,390
  Selling and administrative....................    41,155      33,156     113,970      90,947
  Provision for losses..........................    20,498      10,536      43,387      25,905
  Depreciation of equipment on operating
     leases.....................................     1,885       1,954       5,609       6,523
  Special charges...............................       833          --       2,686          --
                                                  --------    --------    --------    --------
                                                   130,619     135,338     379,658     370,765
                                                  --------    --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES..........................    47,267      49,188     132,916     135,458
Income taxes....................................    16,984      18,429      49,067      51,771
Distributions on preferred securities (net of
  tax benefits of $195, $216, $609 and $648,
  respectively).................................       372         342       1,078       1,026
                                                  --------    --------    --------    --------
NET INCOME......................................  $ 29,911    $ 30,417    $ 82,771    $ 82,661
                                                  ========    ========    ========    ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              SEPT. 30,      DEC. 30,
                                                                 2001          2000
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   38,280    $    6,498
Finance receivables -- net of unearned income:
  Installment contracts.....................................   2,197,283     1,985,304
  Revolving loans...........................................   1,650,059     1,304,591
  Golf course and resort mortgages..........................     798,537       678,409
  Floorplan receivables.....................................     542,268       894,037
  Leveraged leases..........................................     439,099       360,982
  Finance leases............................................     283,248       360,639
  Commercial real estate mortgages..........................       4,419         5,450
                                                              ----------    ----------
          Total finance receivables.........................   5,914,913     5,589,412
  Allowance for losses on receivables.......................    (135,553)     (115,953)
                                                              ----------    ----------
          Finance receivables -- net........................   5,779,360     5,473,459
Equipment on operating leases -- net........................     130,479       135,356
Goodwill -- net.............................................     206,575       215,608
Other assets -- net.........................................     470,076       299,875
                                                              ----------    ----------
          Total assets......................................  $6,624,770    $6,130,796
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  367,882    $  190,921
  Amounts due to Textron Inc................................      22,680        19,998
  Deferred income taxes.....................................     331,400       315,322
  Debt......................................................   4,885,930     4,666,869
                                                              ----------    ----------
          Total liabilities.................................   5,607,892     5,193,110
                                                              ----------    ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      27,612        28,009

SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     573,676       533,676
Investment in parent company preferred stock................     (25,000)      (25,000)
Accumulated other comprehensive loss........................      (9,482)           --
Retained earnings...........................................     449,822       400,751
                                                              ----------    ----------
          Total shareholder's equity........................     989,266       909,677
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $6,624,770    $6,130,796
                                                              ==========    ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001           2000
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    82,771    $    82,661
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for losses......................................       43,387         25,905
  Increase (decrease) in accrued interest and other
     liabilities............................................       36,859         (4,032)
  Depreciation and amortization.............................       29,890         23,728
  Deferred income tax provision.............................       21,767        (16,641)
  Gain on sale of real estate owned.........................           --         (1,875)
  Gains on securitizations..................................      (31,669)       (10,309)
  Other.....................................................      (23,004)          (799)
                                                              -----------    -----------
          Net cash provided by operating activities.........      160,001         98,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (5,676,749)    (5,152,669)
Finance receivables repaid..................................    4,344,874      3,882,871
Proceeds from receivable sales, including securitizations...    1,230,292      1,080,779
Acquisitions, net of cash acquired..........................     (387,524)            --
Proceeds from disposition of operating leases and other
  assets....................................................        9,794         31,115
Purchase of assets for operating leases.....................       (9,390)       (35,890)
Proceeds from real estate owned.............................           --          6,599
Other capital expenditures..................................      (10,520)        (8,020)
Other investments...........................................       (5,052)        (7,095)
                                                              -----------    -----------
          Net cash used in investing activities.............     (504,275)      (202,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      847,275      1,238,121
Principal payments on long-term debt........................     (619,434)      (783,271)
Net decrease in commercial paper............................      (60,064)       (56,249)
Proceeds from issuance of nonrecourse debt..................      233,879        137,489
Principal payments on nonrecourse debt......................      (85,866)      (112,394)
Net increase (decrease) in other short-term debt............       51,284       (278,915)
Net increase in amounts due to Textron Inc..................        2,682          2,413
Capital contributions from Textron Inc......................       46,756          2,252
Dividends paid to Textron Inc...............................      (40,456)       (52,852)
                                                              -----------    -----------
          Net cash provided by financing activities.........      376,056         96,594
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................       31,782         (7,078)
Cash and equivalents at beginning of period.................        6,498         17,379
                                                              -----------    -----------
Cash and equivalents at end of period.......................  $    38,280    $    10,301
                                                              ===========    ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 ACCUMULATED
                                                   INVESTMENT       OTHER
                                                    IN PARENT      COMPRE-
                               COMMON   CAPITAL      COMPANY       HENSIVE     RETAINED
                               STOCK    SURPLUS    PREF. STOCK      LOSS       EARNINGS    TOTAL
                               ------   --------   -----------   -----------   --------   --------
BALANCE JANUARY 1, 2000......   $250    $508,676    $     --       $    --     $360,235   $869,161
Net Income...................     --          --          --            --      118,016    118,016
Capital contributions from
  Textron Inc................     --      31,757     (25,000)           --           --      6,757
Dividends to Textron Inc.....     --      (6,757)         --            --      (77,500)   (84,257)
                                ----    --------    --------       -------     --------   --------
BALANCE DECEMBER 30, 2000....    250     533,676     (25,000)           --      400,751    909,677
Net Income...................     --          --          --            --       82,771     82,771
Other comprehensive loss.....     --          --          --        (9,482)          --     (9,482)
Capital contributions from
  Textron Inc................     --      46,756          --            --           --     46,756
Dividends to Textron Inc.....     --      (6,756)         --            --      (33,700)   (40,456)
                                ----    --------    --------       -------     --------   --------
BALANCE SEPTEMBER 30, 2001...   $250    $573,676    $(25,000)      $(9,482)    $449,822   $989,266
                                ====    ========    ========       =======     ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 30, 2000. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at September 30, 2001, and December 30, 2000, and its consolidated results of operations for each of the respective three- and nine-month periods ended September 30, 2001 and 2000, and its consolidated cash flows for each of the nine-month periods ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

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

     To enhance its competitiveness and profitability, the Company committed to a plan to restructure a portion of its small business segment, consisting of its vendor finance and small business finance operations, in the second quarter and its aircraft finance and machine tool finance operations in the third quarter. As a result, the Company recognized charges of $2.7 million during the nine months ended September 30, 2001. The charges are shown as Special charges in the Condensed Consolidated Statement of Income.

     As a result of the restructuring program, the Company expects to terminate 147 employees and close two facilities. The restructuring charges related to employee terminations include the cost of severance related benefits based on established policies and practices. As of September 30, 2001, the Company has terminated 110 employees and paid severance related benefits of $1.1 million, which have been charged against the restructuring reserve, leaving a balance in the reserve of $1.6 million. The Company expects to pay the remaining restructuring costs by August 2002.

     The identified restructuring measures and associated estimated costs are based on the Company's best judgment under the prevailing circumstances. Based on such circumstances, the Company believes the restructuring reserve balance is adequate to carry out its committed restructuring plan as of September 30, 2001.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3. MANAGED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                      SEPT. 30,      DEC. 30,
                                                         2001          2000
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Owned receivables...................................  $5,914,913    $5,589,412
Securitized receivables.............................   2,159,089     1,324,089
                                                      ----------    ----------
                                                       8,074,002     6,913,501
Nonrecourse participations..........................     561,932       573,157
Third-party portfolio servicing.....................     447,634       445,207
SBA sales agreements................................      39,938        33,222
                                                      ----------    ----------
          Total managed finance receivables.........  $9,123,506    $7,965,087
                                                      ==========    ==========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in golf finance and resort receivables finance, which are sold to independent investors.

     The third-party portfolio servicing amounts largely represent finance receivable portfolios of resort developers and third-party securitizations.

     Owned receivables include approximately $65 million of noncash finance receivables additions, which were unfunded at September 30, 2001, primarily holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4. LOAN IMPAIRMENT

     The Company assesses finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or at the fair value of collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires estimates including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. The Company had $121.4 million of nonaccrual finance receivables at September 30, 2001, compared to $101.9 million at December 30, 2000. Excluding homogeneous loan portfolios and finance leases, the Company had $57.2 million of nonaccrual finance receivables at September 30, 2001, compared to $76.4 million at December 30, 2000, which were considered impaired. The allowance for losses on receivables related to impaired loans was $22.6 million at September 30, 2001, and $34.1 million at December 30, 2000. The average recorded investment in impaired loans during the first nine months of 2001 was $56.7 million, compared to $73.0 million in the corresponding period in 2000. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $7.0 million and $5.4 million for the first nine months of 2001 and 2000, respectively. No interest income was recognized using the cash basis method.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 5. OTHER ASSETS

                                                         SEPT. 30,    DEC. 30,
                                                           2001         2000
                                                         ---------    --------
                                                            (IN THOUSANDS)
Securitization-related assets..........................  $231,689     $129,608
Investment in equipment residuals......................    95,643       51,204
Fixed assets -- net....................................    40,730       36,382
Acquisition, Development and Construction (ADC)
  arrangements.........................................    30,163       32,619
Other..................................................    71,851       50,062
                                                         --------     --------
          Total other assets...........................  $470,076     $299,875
                                                         ========     ========

     The Investment in equipment residuals represents the remaining equipment residual values associated with the Textron golf and turf equipment lease payments that were securitized in 2001 and 2000.

NOTE 6. DEBT AND CREDIT FACILITIES

                                                       SEPT. 30,     DEC. 30,
                                                          2001         2000
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper...................................  $  895,748   $  955,812
  Other short-term debt..............................      61,274        9,990
                                                       ----------   ----------
          Total short-term debt......................     957,022      965,802
Long-term debt:
  5.66% -- 5.95% notes; due 2001 to 2004.............     417,447      218,000
  6.13% -- 6.73% notes; due 2003.....................      31,902      133,264
  7.13% -- 7.37% notes; due 2002 to 2004.............   1,081,071    1,080,618
  Variable rate notes; due 2001 to 2004..............   2,398,488    2,269,185
                                                       ----------   ----------
          Total long-term debt.......................   3,928,908    3,701,067
                                                       ----------   ----------
          Total debt.................................  $4,885,930   $4,666,869
                                                       ==========   ==========

     The weighted average interest rates of commercial paper and other short-term debt, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 4.67% during the nine months ended September 30, 2001, and 3.33% at September 30, 2001.

     Interest on Textron Financial's variable rate notes is tied predominately to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 3.84% at September 30, 2001.

     Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1 billion will expire in 2006. There were no amounts outstanding under these lines at September 30, 2001, and December 30, 2000.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Through its subsidiary, Textron Financial Canada Funding Corp. (Textron Canada Funding), the Company may periodically issue debt securities. Textron Financial owns 100% of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with no operations, revenues or cash flows other than those related to the issuance, administration and repayment of debt securities that are or will be fully and unconditionally guaranteed by Textron Financial.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $413.4 million at September 30, 2001. In the first nine months of 2001, Textron Financial declared and paid dividends of $40.5 million.

NOTE 7. INTEREST RATE EXCHANGE AGREEMENTS

     Textron Financial has entered into various interest rate exchange agreements to mitigate its exposure to changes in interest rates. The agreements require the Company to make fixed rate payments and receive variable rate payments or vice versa. The agreements hedge the Company's interest rate exposure related to designated issues of short- and long-term debt, receivable portfolios and interest-only securities resulting from securitizations.

     During the nine months ended September 30, 2001, the Company entered into $370 million and $502 million of interest rate exchange agreements relating to designated issues of debt and interest-only securities, respectively. During the same period, $694 million and $715 million of such agreements terminated or matured, respectively. The Company paid a premium in connection with the termination of certain of these agreements, which will be amortized over the remaining term of the original agreements. At September 30, 2001, the Company had outstanding $370 million, $98 million and $410 million of interest rate exchange agreements relating to designated issues of debt, receivables and interest-only securities, respectively.

     The Company has also entered into various interest rate floor agreements to provide minimum interest rates on variable rate receivables held by various Textron Financial Corporation Receivables Trusts (the Trusts) in connection with securitizations. The agreements require the Company to make interest payments to the Trusts if interest rates fall below specified strike prices. The notional amounts of the interest rate floor agreements adjust periodically to match the amortization of the securitized receivables. During the nine months ended September 30, 2001, $14 million of such agreements were terminated. At September 30, 2001, the Company had $162 million of interest rate floor agreements outstanding.

     The Company also has a foreign currency exchange rate agreement to mitigate its exposure to changes in the US dollar/Canadian dollar exchange rate. The agreement converts a $32.5 million variable rate note to a C$50 million variable rate note. This agreement also includes the exchange of receipts indexed to three-month LIBOR for payments based on BA-CDOR.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                          NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2001             2000
                                                    -------------    -------------
                                                            (IN THOUSANDS)
Beginning of year.................................    $     --         $     --
Transition adjustment due to change in accounting
  for derivative instruments and hedging
  activities, net of taxes........................     (11,580)              --
Net deferred loss on hedge contracts, net of
  taxes...........................................      (8,175)              --
Amortization of deferred loss on terminated hedge
  contracts, net of taxes.........................       1,898               --
Net deferred gain on interest-only securities, net
  of taxes........................................       8,375               --
                                                      --------         --------
End of period.....................................    $ (9,482)        $     --
                                                      ========         ========

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                      ----------------------    ----------------------
                                      SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                        2001         2000         2001         2000
                                      ---------    ---------    ---------    ---------
                                                       (IN THOUSANDS)
Net income..........................   $29,911      $30,417      $82,771      $82,661
Other comprehensive income/(loss)...     5,106           --       (9,482)          --
                                       -------      -------      -------      -------
Comprehensive income................   $35,017      $30,417      $73,289      $82,661
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

     Textron Financial's strategy is to match interest-sensitive assets with interest-sensitive liabilities to limit exposure to changes in interest rates. As part of managing this matching strategy, Textron Financial has entered into interest rate exchange agreements, including basis swaps, to lock in desired spreads between certain interest-earning assets and certain interest-bearing liabilities. Textron Financial has both cash flow and fair value hedges. For cash flow hedges, during the first nine months of 2001, Textron Financial recorded a charge of $8.2 million, net of taxes, to Accumulated other comprehensive loss with no impact to the statement of income. At September 30, 2001, Textron Financial has amortized $1.9 million of the deferred loss on terminated hedge contracts to income, net of taxes. For fair value hedges, at September 30, 2001, Textron Financial had interest rate exchange agreements with a fair value liability of $9.5 million designated as fair value hedges of a fixed rate receivable portfolio and long-term debt. The fair value hedges are highly effective and therefore, there is an immaterial net impact to earnings due to hedge ineffectiveness.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

     In November 1999, the Emerging Issues Task Force (EITF) issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 is applicable for the accounting for interest income and impairment of beneficial interests in securitization transactions for all quarters beginning after March 15, 2001. The adoption of this consensus did not have a material impact on the Company's results of operations and financial position.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement at the beginning of the next fiscal year. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Companies will also be required to evaluate all existing goodwill for impairment within six months of adoption comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Textron Financial is evaluating the potential impact of adopting these pronouncements on the results of operations and financial position of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this Statement will not have a material effect on the Company's results of operations or financial position.

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

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                ---------------------   ---------------------
                                                SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                  2001        2000        2001        2000
                                                ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
Revenues
  Small Business..............................  $ 77,809    $ 71,965    $193,191    $202,126
  Middle Markets..............................    38,079      41,043     124,797     115,130
  Specialty Finance...........................    39,392      51,465     126,668     139,741
  Structured Capital..........................    22,606      20,053      67,918      49,226
  Commercial Real Estate......................        --          --          --          --
                                                --------    --------    --------    --------
Total revenues................................  $177,886    $184,526    $512,574    $506,223
                                                ========    ========    ========    ========
Income (loss) before special charges, income
  taxes and distributions on preferred
  securities (1)(2)
  Small Business..............................  $ 16,930    $ 16,441    $ 37,916    $ 50,401
  Middle Markets..............................     9,626       6,605      36,258      19,260
  Specialty Finance...........................    11,182      18,504      34,820      47,539
  Structured Capital..........................    10,403       7,413      26,249      18,327
  Commercial Real Estate......................       (41)        225         359         (69)
                                                --------    --------    --------    --------
Total income before special charges, income
  taxes and distributions on preferred
  securities..................................  $ 48,100    $ 49,188    $135,602    $135,458
                                                --------    --------    --------    --------
  Special charges.............................      (833)         --      (2,686)         --
                                                --------    --------    --------    --------
Total income before taxes and distributions on
  preferred securities........................  $ 47,267    $ 49,188    $132,916    $135,458
                                                ========    ========    ========    ========

                                                              SEPT. 30,     DEC. 30,
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Finance assets (3)
  Small Business............................................  $2,415,953   $1,909,856
  Middle Markets............................................   1,297,472    1,685,282
  Specialty Finance.........................................   1,766,846    1,561,473
  Structured Capital........................................     946,656      805,565
  Commercial Real Estate....................................       4,419        5,450
                                                              ----------   ----------
Total finance assets........................................  $6,431,346   $5,967,626
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium- and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1 billion will expire in 2006. None of Textron Financial's lines of credit were used at September 30, 2001 or December 30, 2000. Unused lines of credit not reserved as support for commercial paper were $703 million at September 30, 2001, compared to $544 million at December 30, 2000. Additionally, Textron Financial maintains a C$100 million Canadian facility, of which C$4 million remains unused, which will expire in 2002.

     Under an existing shelf registration statement filed with the SEC, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion and has established a medium-term note program of $1.125 billion within the facility. In the first nine months of 2001, Textron Financial issued $300 million of fixed rate notes and $550 million of floating rate notes under this facility maturing in 2004 and 2003, respectively. The proceeds from the issuances were used to refinance maturing commercial paper and prepay $100 million of fixed rate debt at par. At September 30, 2001, Textron Financial had $400 million available under this facility.

     During the first nine months of 2001, Textron Financial securitized $545 million of floorplan finance receivables (on a revolving basis), $325 million of aircraft finance receivables, $159 million of captive golf and turf finance receivables, $99 million of franchise finance receivables and $26 million of land finance receivables. Securitization gains for the first nine months of 2001 were $31.7 million including $11.8 million related to revolving floorplan securitizations. These securitizations provided Textron Financial with an alternative source of financing while maintaining desired debt-to-capital ratios. Textron Financial used the proceeds from the securitizations to retire commercial paper. Textron Financial anticipates that it will enter into additional securitizations during the remainder of 2001.

     Cash flows provided by operations were $160 million during the first nine months of 2001, compared to $99 million in the corresponding period last year. The increase was due to the increase in income before provision for losses and the timing of payments of accrued interest and other liabilities and income taxes, partially offset by noncash gains on securitizations and an increase in other assets. Cash flows used in investing activities were funded primarily from the collection of receivables, the syndication of receivables and the issuance of long-term and nonrecourse debt.

     Textron Financial declared and paid dividends to Textron of $40.5 million during the first nine months of 2001, compared to $55.1 million of dividends declared and $52.9 million paid during the corresponding period of 2000. The decrease in 2001 was due to the retention of earnings to support receivable and other asset growth. Textron also contributed capital of $46.8 million to Textron Financial during the first nine months of 2001, primarily to support the acquisition of a small business lending portfolio in June.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at September 30, 2001, unchanged from December 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Textron Financial's ratio of earnings to fixed charges was 1.62x for the nine months ended September 30, 2001, compared to 1.54x for the corresponding nine months in 2000. Commercial paper and short-term debt as a percentage of total debt was 20% at September 30, 2001, compared to 21% at December 30, 2000.

     In September 2001, S&P affirmed its ratings on Textron Financial (A/A-2) and revised its outlook from stable to negative. Fitch also affirmed its ratings on Textron Financial (A/F-1) and revised its outlook from stable to negative. Also in September, Moody's placed Textron Financial (A-2/Prime-1) under review for possible downgrade. The Company believes that it will continue to have adequate credit facilities and access to credit markets to meet its long-term financing needs.

FINANCE ASSETS

     Textron Financial's portfolio includes a wide variety of secured loans and leases to customers located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries, types of collateral and among borrowers.

     Total finance assets were $6.4 billion at September 30, 2001, up 7.8% from $6.0 billion at December 30, 2000. The increase in finance assets was mostly due to the acquisition of a small business lending portfolio ($425 million) and the increase in resort receivables ($149 million), structured finance receivables ($128 million) and franchise receivables ($59 million), partially offset by a decrease in floorplan financing ($386 million). The floorplan portfolio decreased primarily due to a revolving portfolio securitization of $545 million.

     Finance receivable additions for the first nine months of 2001 were $5.7 billion, compared to $5.2 billion in 2000. The increase reflects floorplan finance of $517 million, small business lending of $90 million and resort receivables of $51 million, offset by decreases in most other portfolios due to a weaker economic environment.

NONPERFORMING ASSETS

     Nonperforming assets as a percentage of finance assets increased to 2.21% of finance assets ($142 million) at September 30, 2001, compared to 1.86% of finance assets ($111 million) at December 30, 2000. Increases primarily related to franchise finance, structured finance, finance company services, floorplan finance and small business lending, were partially offset by decreases in aircraft finance, asset-based lending and commercial real estate. The allowance for losses on receivables as a percentage of nonperforming assets decreased to 95% at September 30, 2001, compared to 104% at December 30, 2000.

INTEREST RATE SENSITIVITY

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on the evaluation of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits the Company's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At September 30, 2001, Textron Financial's interest-sensitive assets in excess of interest-sensitive liabilities were $218 million, including $370 million of variable rate interest rate exchange agreements relating to debt and $98 million of variable rate interest rate exchange agreements on finance receivables. The change in the Company's net position does not reflect a change in management's match funding strategy.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase or decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that prospective receivables additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This "shock test" model, when applied to Textron Financial's asset and liability position at September 30, 2001, indicated no material effect on the Company's net income and cash flows for the following twelve-month period or fair value at September 30, 2001.

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

REVENUES

  Three months ended September 30, 2001 vs. September 30, 2000

     Third quarter 2001 revenues decreased by $6.6 million, or 3.6%, compared to the corresponding period in 2000 despite a $66 million increase in average finance receivables. Lower finance charges and discounts reflect a lower average yield of 9.18% versus 10.83% in 2000, primarily due to a lower interest rate environment. Lower finance charges and discounts were partially offset by higher gains on securitizations (primarily due to volume), investment and other income, which increased by $17.1 million. Investment and other income consists of earnings on retained interests in the securitized portfolios and servicing income. Operating lease rental revenue of $4.5 million decreased due to a decrease in average operating lease assets.

  Nine months ended September 30, 2001 vs. September 30, 2000

     Revenues for the nine months ended September 30, 2001 increased by $6.4 million, or 1.3%, compared to the corresponding period in 2000. Higher revenues are primarily due to higher gains on securitizations (primarily due to volume), investment and other income, partially offset by lower finance charges and discounts reflecting a lower average yield of 9.60% versus 10.47% during the same period in 2000. The decrease in yield is primarily due to a lower interest rate environment. Securitization gains of $31.7 million included $11.8 million related to revolving floorplan securitizations. Investment income and other income increased by $22.7 million due to increases in retained interests in securitized portfolios and serviced assets. Operating lease rental revenue of $13.9 million decreased due to lower average operating lease assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

INTEREST EXPENSE

  Three months ended September 30, 2001 vs. September 30, 2000

     Third quarter 2001 interest expense decreased by $23.4 million, or 26.1%, on 2.1% higher average debt outstanding. The lower interest expense also reflects a decrease in the average borrowing rate to 5.16% from 7.13%, due to a lower interest rate environment.

  Nine months ended September 30, 2001 vs. September 30, 2000

     Interest expense for the nine months ended September 30, 2001 decreased by $33.4 million, or 13.5%, on 1.1% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 5.84% from 6.82% due to a lower interest rate environment.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

  Three months ended September 30, 2001 vs. September 30, 2000

     Interest margin increased $16.8 million, or 110 basis points (7.47% versus 6.37% on average net investment), for the third quarter of 2001 compared to the corresponding period in 2000. The increase in interest margin resulted from higher securitization gains, investment income and other income.

  Nine months ended September 30, 2001 vs. September 30, 2000

     Interest margin increased $39.7 million, or 94 basis points (6.93% versus 5.99% on average net investment), for the first nine months of 2001 compared to the corresponding period in 2000. The increase in interest margin resulted from higher securitization gains, investment income and other income.

SELLING AND ADMINISTRATIVE EXPENSES

  Three months ended September 30, 2001 vs. September 30, 2000

     Selling and administrative expenses of $41.2 million increased by $8.0 million in the third quarter of 2001 compared to the corresponding period in 2000. The increase in 2001 principally reflects higher expenses related to new business initiatives, growth in managed receivables and higher collection and legal expenses. Selling and administrative expenses as a percentage of average managed receivables were 1.83% (on an annualized basis) in the third quarter of 2001, compared to 1.77% in 2000.

  Nine months ended September 30, 2001 vs. September 30, 2000

     Selling and administrative expenses for the first nine months of 2001 increased by $23.0 million compared to the corresponding period in 2000. The increase in 2001 principally reflects higher expenses related to new business initiatives, growth in managed receivables and higher collection and legal expenses. Selling and administrative expenses as a percentage of average managed receivables were 1.78% (on an annualized basis) in the first nine months of 2001, compared to 1.70% in 2000.

PROVISION FOR LOSSES

  Three months ended September 30, 2001 vs. September 30, 2000

     The provision for losses of $20.5 million for the third quarter of 2001 increased from $10.5 million for the corresponding period in 2000. The increase in the provision for losses in 2001 reflects higher net charge-offs primarily in the small business segment and a higher provision for asset growth. Net charge-offs were $18.3 million in the third quarter of 2001 compared to $9.4 million in the corresponding period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  Nine months ended September 30, 2001 vs. September 30, 2000

     The provision for losses of $43.4 million for the first nine months of 2001 increased from $25.9 million for the corresponding period in 2000. The increase in the provision for losses in 2001 reflects higher net charge-offs. Net charge-offs were $45.5 million in the first nine months of 2001 compared to $28.4 million in the corresponding period in 2000. The increase in charge-offs was primarily due to the charge-off of a fully reserved account in the asset-based lending portfolio and higher charge-offs in small business lending, partially offset by lower real estate charge-offs.

     Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

  Nine months ended September 30, 2001 vs. September 30, 2000

     Small Business income before special charges, income taxes and distributions on preferred securities decreased by $12.5 million reflecting $244 million lower average finance assets, higher net charge-offs and higher operating expenses.

     Middle Markets income before special charges, income taxes and distributions on preferred securities increased by $17.0 million despite $85 million lower average finance assets, due to higher interest margin, including higher securitization gains, partially offset by higher operating expenses principally in floorplan finance and technology finance new initiatives. Lower average finance assets reflect a $500 million securitization of floorplan finance receivables on a revolving basis.

     Specialty Finance income before special charges, income taxes and distributions on preferred securities decreased by $12.7 million despite $255 million higher average finance assets, due to lower interest margin, higher expenses and higher net charge-offs (primarily for tax lien finance, which ceased operations). Resort receivables finance interest margin decreased primarily due to the inclusion of a gain on sale of a real estate owned property recorded in 2000. In addition, lower interest margin reflects lower yields in tax lien finance and resort receivables finance, partially offset by higher interest margin in golf finance, media finance and land finance.

     Structured Capital income before special charges, income taxes and distributions on preferred securities increased by $7.9 million reflecting higher average finance assets of $239 million primarily related to syndicated bank loans and receivables funding, partially offset by higher operating expenses lower interest margin and, in finance company services, a higher provision for losses.

SPECIAL CHARGES

     To enhance its competitiveness and profitability, the Company committed to a plan to restructure a portion of its small business segment, consisting of its vendor finance and small business finance operations, in the second quarter and its aircraft finance and machine tool finance operations in the third quarter. As a result, the Company recognized charges of $2.7 million during the nine months ended September 30, 2001. The charges are shown as Special Charges in the Condensed Consolidated Statement of Income.

     As a result of the restructuring program, the Company expects to terminate 147 employees and close two facilities. The restructuring charges related to employee terminations include the cost of severance related benefits based on established policies and practices. As of September 30, 2001, the Company has terminated 110 employees and paid severance related benefits of $1.1 million, which have been charged against the restructuring reserve, leaving a balance in the reserve of $1.6 million. The Company expects to pay the remaining restructuring costs by August 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The identified restructuring measures and associated estimated costs are based on the Company's best judgment under the prevailing circumstances. Based on such circumstances, the Company believes the restructuring reserve balance is adequate to carry out its committed restructuring plan as of September 30, 2001.

NET INCOME

  Three months ended September 30, 2001 vs. September 30, 2000

     Third quarter 2001 net income was $29.9 million, $0.5 million or 1.7% lower than the corresponding period in 2000. Net income decreased mainly due to higher provision for loan losses reflecting higher net charge-offs primarily in the small business segment and higher operating expenses primarily higher legal and collection expenses.

  Nine months ended September 30, 2001 vs. September 30, 2000

     Net income for the first nine months of 2001 was $82.8 million, $0.1 million or 0.1% higher than the corresponding period in 2000. Higher interest margin was mostly offset by a higher provision for loan losses as a result of higher net charge-offs primarily in the small business segment and higher operating expenses primarily higher legal and collection expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosures about Market Risk, see "Interest Rate Sensitivity" and "Financial Risk Management" in Item 2 of this Form 10-Q.

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

  12.1      Computation of Ratio of Earnings to Fixed Charges

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2001                    TEXTRON FINANCIAL CORPORATION

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