Form 10-K
period 2001-12-29
TEXTRON FINANCIAL CORP
filed 2002-03-14
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I.

Item 1.    Business....................................................    3
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   14

PART II.

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   14
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   24
Item 8.    Financial Statements and Supplementary Data.................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   50

PART III.

Item 10.   Directors and Executive Officers of the Registrant..........   50
Item 11.   Executive Compensation......................................   50
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   50
Item 13.   Certain Relationships and Related Transactions..............   50

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...............................................   50

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with core operations in four segments:
Aircraft Finance, Revolving Credit, Specialty Finance and Structured Capital. The Aircraft Finance segment is focused on financing Cessna aircraft, Bell helicopters and other general aviation aircraft. The Revolving Credit segment specializes in dealer floorplan financing, asset-based lending and small business financing. The Specialty Finance segment includes golf course and equipment finance, financing for developers of vacation interval resorts and residential and recreational land lots, franchise finance and media finance. The Structured Capital segment includes leveraged lease transactions and investment grade and near investment grade structured secured term and revolving credit facilities. This segment also originates factoring arrangements and working capital loans in the telecommunications, trucking and specialty financial services industries. Textron Financial's other financial services and products include transaction syndications, equipment appraisal and disposition, portfolio servicing and insurance brokerage.

     All of Textron Financial's stock is owned by Textron Inc. (Textron), a $12 billion multi-industry company with businesses in Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. At December 29, 2001, 22% of Textron Financial's total managed finance receivables were related to Textron or Textron's products (Textron-related receivables). Textron Financial has full recourse to Textron on 60% of managed Textron-related receivables. For further information on Textron Financial's relationship with Textron, see "Relationship with Textron" below.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft in South America.

     Textron Financial employs approximately 1,200 people in 42 offices throughout North America. Primary operations centers are located in Little Rock, AR; Tempe, AZ; East Hartford, CT; Alpharetta, GA; Wichita, KS; Williamstown, MA; Minneapolis, MN; Columbus, OH; Portland, OR; King of Prussia, PA and Providence, RI, also the location of the Company's headquarters.

DESCRIPTION OF BUSINESS SEGMENTS AND OPERATING UNITS

     Textron Financial provides a wide range of financing, leasing and related services through the following four core business segments:

     - Aircraft Finance

     - Revolving Credit

     - Specialty Finance

     - Structured Capital

     For additional information regarding Textron Financial's business segments, see below and Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.

  Aircraft Finance

     Aircraft Finance -- Textron Financial provides financing to commercial users and, to a minor extent, consumer users of new and used Cessna business jets and piston-engine aircraft, Bell helicopters and other general aviation aircraft.

     The following table sets forth certain financial information regarding the Aircraft Finance segment for the periods indicated:

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                     (In thousands)
AIRCRAFT FINANCE
New business volume(1).................................  $  813,822    $  771,833    $  853,662
Total finance assets...................................   1,248,305     1,088,811     1,464,533
Revenues...............................................     124,643       161,172       103,264
Nonperforming assets...................................      13,123        26,525        11,575
Revenues as a percentage of total revenues.............       17.57%        23.34%        22.31%
Ratio of net charge-offs to average finance assets.....        0.70%         0.15%         0.20%

---------------
(1) Excludes finance receivables of $229 million in 1999 that were purchased in a business acquisition.

  Revolving Credit

     Floorplan Finance -- Textron Financial structures inventory finance programs for dealers and distributors of music, marine, portable spa, wood stove, lawn and garden, specialty trailer, motor home, manufactured housing and telecommunications products. Textron Financial also provides programs for Textron Golf, Turf and Specialty Products and OmniQuip.

     Commercial Lending -- Textron Financial provides working capital lines of credit secured by trade accounts receivable and inventory to middle-market companies.

     Small Business Finance -- Textron Financial provides financing to small businesses through unsecured lines of credit, conventional term financing and SBA guaranteed term loans.

     The following table sets forth certain financial information regarding the various businesses included in the Revolving Credit segment for the periods indicated:

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                     (In thousands)
FLOORPLAN FINANCE
New business volume....................................  $2,216,568    $1,647,985    $1,201,224
Total finance assets...................................     499,272       861,304       588,161
Revenues...............................................      89,807        84,862        61,949
Nonperforming assets...................................      13,798         8,241         5,692
Revenues as a percentage of total revenues.............       12.66%        12.29%        13.38%
Ratio of net charge-offs to average finance assets.....        0.67%         0.37%         0.22%
COMMERCIAL LENDING
New business volume....................................  $  268,278    $  351,827    $  333,237
Total finance assets...................................     285,529       380,158       305,834
Revenues...............................................      32,450        35,854        27,914
Nonperforming assets...................................       3,820        26,214        15,529
Revenues as a percentage of total revenues.............        4.58%         5.19%         6.03%
Ratio of net charge-offs to average finance assets.....        3.28%         1.93%         1.62%

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
                                                                     (In thousands)
SMALL BUSINESS FINANCE
New business volume(1).................................  $  198,818    $   13,934    $   13,045
Total finance assets...................................     436,950        16,604        20,187
Revenues...............................................      36,328         3,112         7,565
Nonperforming assets...................................       4,638           997           749
Revenues as a percentage of total revenues.............        5.12%         0.45%         1.63%
Ratio of net charge-offs to average finance assets.....        5.09%         2.70%         1.31%

---------------
(1) Excludes finance receivables of $401 million in 2001 that were purchased in a business acquisition.

  Specialty Finance

     Receivables Finance -- Textron Financial offers inventory and notes receivable financing to developers of vacation interval resorts and residential and recreational land lots. Acquisition and construction loans are also provided to these developers.

     Golf Course and Equipment Finance -- Textron Financial provides first mortgage loans for the acquisition, refinancing and construction of golf courses and golf resort properties. The Company also provides term financing and leasing services for Textron products including E-Z-Go golf cars and Textron Turf Care equipment.

     Franchise Finance -- Textron Financial offers term finance programs to franchisees of well-established franchise concepts for business acquisitions, new store development, image enhancements, equipment upgrades and debt refinancing.

     Media Finance -- Textron Financial provides finance programs to broadcast, publishing, cable television and other media operators for working capital, acquisitions, facility upgrades and debt refinancing.

     The following table sets forth certain financial information regarding the various businesses included in the Specialty Finance segment for the periods indicated:

                                                               2001         2000        1999
                                                            ----------    --------    --------
                                                                      (In thousands)
RECEIVABLES FINANCE
New business volume(1)....................................  $  821,091    $739,146    $671,163
Total finance assets......................................   1,021,034     855,855     834,818
Revenues..................................................     106,072     117,884      50,137
Nonperforming assets......................................       9,996       8,225       8,533
Revenues as a percentage of total revenues................       14.96%      17.07%      10.83%
Ratio of net charge-offs to average finance assets........        0.08%       0.36%       0.15%
GOLF COURSE AND EQUIPMENT FINANCE
New business volume.......................................  $  434,252    $512,854    $463,061
Total finance assets......................................     842,153     741,477     758,754
Revenues..................................................      68,144      82,829      54,357
Nonperforming assets......................................       6,947       3,694      12,116
Revenues as a percentage of total revenues................        9.61%      12.00%      11.74%
Ratio of net charge-offs to average finance assets........          --          --        0.01%

                                                               2001         2000        1999
                                                            ----------    --------    --------
                                                                      (In thousands)
FRANCHISE FINANCE
New business volume(2)....................................  $  186,164    $236,062    $  3,768
Total finance assets......................................     416,833     352,968     213,280
Revenues..................................................      36,464      28,238       4,975
Nonperforming assets......................................       3,249          --         773
Revenues as a percentage of total revenues................        5.14%       4.09%       1.07%
Ratio of net charge-offs to average finance assets........        0.96%       0.08%         --
MEDIA FINANCE
New business volume.......................................  $   63,541    $107,759    $ 49,870
Total finance assets......................................     154,298     113,538      49,870
Revenues..................................................      14,396       9,625         943
Nonperforming assets......................................          --          --          --
Revenues as a percentage of total revenues................        2.03%       1.39%       0.20%
Ratio of net charge-offs to average finance assets........          --          --          --

---------------
(1) Excludes finance receivables of $387 million in 1999 that were purchased in a business acquisition.

(2) Excludes finance receivables of $226 million in 1999 that were purchased in a business acquisition.

  Structured Capital

     Structured Finance -- Textron Financial manages an existing portfolio of leveraged leases and selectively invests in new leveraged lease transactions. These transactions involve the long-term lease of real estate and equipment generally to investment grade lessees. The Company also participates in investment grade, or near investment grade, structured secured term and revolving credit facilities and investments in equity partnerships.

     Receivables Funding -- Textron Financial provides working capital, mezzanine financing and other business value financing for small and medium-sized telecommunication, energy and Internet related technology-driven companies.

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

     The following table sets forth certain financial information regarding the various businesses included in the Structured Capital segment for the periods indicated:

                                                             2001          2000         1999
                                                          ----------    ----------    --------
                                                                     (In thousands)
STRUCTURED FINANCE
New business volume.....................................  $  683,882    $  444,103    $ 91,417
Total finance assets....................................     798,352       593,971     407,912
Revenues................................................      74,659        42,870      27,728
Nonperforming assets....................................         260            --         100
Revenues as a percentage of total revenues..............       10.53%         6.21%       5.99%
Ratio of net charge-offs to average finance assets......          --          0.02%       0.16%

                                                             2001          2000         1999
                                                          ----------    ----------    --------
                                                                     (In thousands)
RECEIVABLES FUNDING
New business volume(1)..................................  $  400,085    $  619,133    $241,354
Total finance assets....................................     156,904       139,474      88,278
Revenues................................................      25,476        20,439       7,552
Nonperforming assets....................................      15,306         2,724          --
Revenues as a percentage of total revenues..............        3.59%         2.96%       1.63%
Ratio of net charge-offs to average finance assets......        0.91%           --          --
FACTORING
New business volume.....................................  $1,015,843    $1,059,296    $760,212
Total finance assets....................................     126,882       110,905      95,303
Revenues................................................      21,774        19,451      13,955
Nonperforming assets....................................       2,277           108          --
Revenues as a percentage of total revenues..............        3.07%         2.82%       3.01%
Ratio of net charge-offs to average finance assets......        0.92%         0.40%       0.04%
FINANCE COMPANY SERVICES
New business volume(2)..................................  $  242,567    $  100,263    $ 18,199
Total finance assets....................................      70,222        64,803      68,165
Revenues................................................       5,381         9,963       1,401
Nonperforming assets....................................      16,415         2,644       1,689
Revenues as a percentage of total revenues..............        0.76%         1.44%       0.30%
Ratio of net charge-offs to average finance assets......        5.14%         2.94%       0.18%

---------------
(1) Excludes finance receivables of $72 million in 1999 that were purchased in a business acquisition.

(2) Excludes finance receivables of $69 million in 1999 that were purchased in a business acquisition.

  Other

     Other -- During 2001, the Company decided to exit certain of its businesses and product lines. To enhance its competitiveness and profitability, the Company committed to a plan to restructure a portion of its vendor finance and existing small business finance operations in the second quarter, and its aircraft finance and machine tool finance operations in the third quarter. As a result, the Company recognized charges of $2.7 million, which are shown as special charges in the Consolidated Statements of Income. In order to manage the orderly liquidation of the portfolios related to exited businesses and to segregate their results from its ongoing businesses, the Company has grouped their results in the Other segment along with the commercial real estate portfolio.

     The following table sets forth certain financial information regarding the various businesses included in the Other segment for the periods indicated:

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (In thousands)
OTHER
New business volume(1).....................................  $269,315    $428,197    $461,327
Total finance assets.......................................   251,499     647,758     915,810
Revenues...................................................    73,642      74,222     101,163
Nonperforming assets.......................................    44,548      31,820      44,120
Revenues as a percentage of total revenues.................     10.38%      10.75%      21.85%
Ratio of net charge-offs to average finance assets.........      4.81%       2.65%       1.54%

---------------
(1) Excludes finance receivables of $169 million in 1999 that were purchased in business acquisitions.

COMPETITION

     Textron Financial operates in markets which are highly fragmented and extremely competitive. They are characterized by competitive factors that vary, to some extent, by product and geographic region. Textron Financial's competitors include:

     - Commercial finance companies;

     - National and regional banks and thrift institutions;

     - Insurance companies;

     - Leasing companies and

     - Finance operations of equipment vendors.

     Textron Financial competes primarily on the basis of pricing, terms, structure and service. Competitors often seek to compete aggressively on the basis of these factors. The Company may lose market share to the extent that it is unwilling to match competitors' practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial's competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial's competitors have access to capital at a lower cost than Textron Financial.

RELATIONSHIP WITH TEXTRON

  General

     Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. In 2001, 2000 and 1999, Textron Financial paid Textron $1.3 billion, $1.4 billion and $1.3 billion, respectively, for the purchase of finance receivables and operating lease equipment. Textron Financial recognized finance charge revenues from Textron and its affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $4.0 million in 2001, $11.6 million in 2000 and $7.2 million in 1999.

     Textron Financial and Textron utilize an intercompany account for the allocation of Textron overhead charges and for the settlement of receivables purchased by Textron Financial from Textron and its affiliates. For additional information regarding the relationship between Textron Financial and Textron, see Notes 4, 5 and 9 to the consolidated financial statements in Item 8 of this Form 10-K.

  Agreements with Textron

     Textron Financial and Textron are parties to several agreements which govern various aspects of the Textron Financial-Textron relationship. They are described below:

  Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $560.9 million at December 29, 2001, and $833.7 million at December 30, 2000, and operating leases of $90.6 million at December 29, 2001, and $69.0 million at December 30, 2000, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on subordinated certificates of $55.8 million and $37.8 million at year-end 2001 and 2000, respectively, and on cash reserve accounts of $13.9 million and $14.4 million at year-end 2001 and 2000, respectively. Both the subordinated certificates and the cash reserve accounts are retained interests related to receivable securitizations. Under the Receivables Purchase Agreement, Textron also makes available to Textron Financial a line of credit of up to $100 million for junior subordinated borrowings at the prime interest rate.

  Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount "fixed charges"), will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 2001, 2000 or 1999, when Textron Financial's fixed-charge coverage ratios (as defined) were 171%, 158%, and 163%, respectively. Textron also has agreed to maintain Textron Financial's consolidated shareholder's equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial's common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial's creditors to enforce its provisions against Textron.

  Tax Sharing Agreement with Textron

     Textron Financial's revenues and expenses are included in the consolidated federal tax return of Textron. The Company files most of its state income tax returns on a separate basis. Textron Financial is allocated federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron's consolidated federal and state income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis.

     Under a Tax Sharing Agreement with Textron, Textron has agreed to loan to Textron Financial, on a junior subordinated interest-free basis, an amount equal to Textron's deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in "Amounts due to Textron Inc." on the Consolidated Balance Sheets in
Item 8 of this Form 10-K.

REGULATIONS

  Small Business Act

     SBA loans made by Textron Financial are governed by the Small Business Act and the Small Business Investment Act of 1958, as amended, and also may be subject to state regulations relating to commercial transactions generally. These federal and state statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA guarantee, as well as the servicing requirements imposed on the lender to maintain the effectiveness of the SBA guarantee.

  Other

     Textron Financial's activities are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. These activities also may be subject to various laws, including consumer finance laws in some instances, and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

     - Regulate credit granting activities;

     - Establish maximum interest rates, finance charges and other charges;

     - Require disclosures to customers;

     - Govern secured transactions;

     - Affect insurance brokerage activities and

     - Set collection, foreclosure, repossession and claims handling procedures and other trade practices.

     Although most states do not intensively regulate commercial finance activity, many states impose limitations on interest rates and other charges, and prohibit certain collection and recovery practices. They also may require licensing of certain business activities and specific disclosure of certain contract terms. Textron Financial also is required to comply with certain provisions of the Equal Credit Opportunity Act. The Company also may be subject to regulation in those foreign countries in which it has operations.

     Existing statutes and regulations have not had a material adverse effect on the Company's business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations or their impact upon Textron Financial's future business, financial condition, results of operations or prospects.

EMPLOYEES

     As of December 29, 2001, Textron Financial had 1,219 employees. The Company is not subject to any collective bargaining agreements.

RISK MANAGEMENT

     Textron Financial's business activities involve various elements of risk. The Company considers the principal types of risk to be:

     - Credit risk;

     - Asset/liability risk (including interest rate and foreign exchange risk) and

     - Liquidity risk.

     Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company's management of these risks and levels of compliance with its policies and limits is continuously monitored by means of administrative and information systems.

  Credit Risk Management

     Textron Financial manages credit risk through:

     - Underwriting procedures;

     - Centralized approval of individual transactions exceeding certain size limits and

     - Active portfolio and account management.

     The Company has developed underwriting procedures for each operating unit that assess a prospective customer's ability to perform in accordance with financing terms. These procedures include:

     - Analyzing business or property cash flows and collateral values;

     - Performing financing sensitivity analyses and

     - Assessing potential exit strategies.

     Textron Financial has developed a tiered credit approval system, which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. Textron Financial operating units are also subject to annual audits by the Company's Corporate Internal Audit Department.

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Investment Control Officer. Transactions exceeding group authority require one or more of the President and Chief Operating Officer, the Executive Vice President and Chief Credit Officer, the Chairman and Chief Executive Officer or Textron Financial's Credit Committee, depending on the size of the transaction. Textron Financial's Credit Committee is comprised of its Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer and Executive Vice President, General Counsel and Secretary.

     The Company controls the credit risk associated with its portfolio by limiting transaction sizes, as well as diversifying transactions by industry, geographic area, property type and borrower. Through these practices, Textron Financial identifies and limits exposure to unfavorable risks and seeks favorable financing opportunities. Management reviews receivable aging trends and watch list reports and conducts regular business reviews in order to monitor portfolio performance. Certain receivable transactions are originated with the intent of fully or partially selling them. This strategy provides an additional tool to manage credit risk.

  Geographic Concentration

     Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 26% of Textron Financial's total owned and securitized portfolio at December 29, 2001. International receivables are generated mostly in support of Textron product sales. At December 29, 2001, international receivables represented 12% of Textron Financial's total owned and securitized portfolio, with no single country representing more than 4%.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies interest rate risk, foreign exchange risk and liquidity risk, in each case taking into account the effect of derivatives hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program, in order to reduce:

     - Interest rate exposure arising from changes in interest rates and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company believes that a high correlation exists between the change in value of the hedged asset or liability and the value of the derivative. When Textron Financial executes a transaction, it designates the derivative to a specific asset or liability. The risk that a derivative will become an ineffective hedge is generally limited to the possibility that an asset or liability being hedged will prepay before the related derivative matures. Accordingly, after the inception of a hedge transaction, Textron Financial monitors the effectiveness of derivatives through an ongoing review of the amounts and maturities of assets, liabilities and derivative positions. This information is reviewed by the Company's Senior Vice President and Treasurer and Executive Vice President and Chief Financial Officer so that appropriate remedial action can be taken, as necessary.

     Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives transactions. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor's Rating Service or A2 by Moody's Investors Service. Total notional counterparty exposure is limited to $500 million. This maximum notional exposure equates to approximately $15 million of potential credit exposure (within two standard deviations of probability) for the types of derivative transactions typically entered into by Textron Financial (e.g., interest rate swaps, basis swaps and short-term currency swaps and forward contracts).

  Interest Rate Risk Management

     Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company's internal policies limit the aggregate mismatch of interest-sensitive assets and liabilities to 10% of total assets.

     From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at December 29, 2001 and December 30, 2000, indicated no material effect on the Company's net income and cash flows for the following twelve-month periods, or fair value at December 29, 2001.

  Foreign Exchange Risk Management

     A small portion of finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. dollars. Textron Financial presently has foreign currency receivables denominated in Canadian, Australian and Euro dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on Textron Financial's financial results, the Company borrows in these currencies and enters into forward exchange contracts on a monthly basis in amounts sufficient to hedge its remaining asset exposure. As a result, Textron Financial has no material exposure to changes in foreign currency exchange rates.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial's primary sources of funds are:

     - Commercial paper borrowings;

     - Issuances of medium-term notes and other term debt securities and

     - Syndication and securitization of receivables.

     All commercial paper borrowings are fully backed by committed lines of credit, providing liquidity in the event of capital market dislocation. The Company generally maintains less than one-third of debt obligations in commercial paper and other short-term debt. If Textron Financial is unable to access these markets on acceptable terms, the Company can draw on its bank line of credit facilities and use cash flows from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding Textron Financial's liquidity risk management, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources," in Item 7 of this Form 10-K.

PORTFOLIO QUALITY

     The performance of Textron Financial's portfolio reflects the Company's rigorous credit approval process and disciplined portfolio management. At year-end 2001, nonperforming assets as a percentage of total finance assets was 2.13%.

     The following table presents information about the credit quality of the Company's portfolio:

                                                   2001      2000      1999     1998     1997
                                                  ------    ------    ------    -----    -----
                                                                 (In millions)
NONPERFORMING ASSETS
  Nonaccrual finance receivables................  $113.8    $101.9    $ 83.6    $69.9    $85.6
  Real estate owned.............................     7.5       1.7       8.5     11.6     10.6
  Repossessed assets............................    13.1       7.6       8.8      5.2      3.2
                                                  ------    ------    ------    -----    -----
          Total nonperforming assets............  $134.4    $111.2    $100.9    $86.7    $99.4
                                                  ======    ======    ======    =====    =====
Ratio of nonaccrual finance receivables to total
  receivables...................................     2.0%      1.8%      1.5%     1.9%     2.8%
Ratio of nonperforming assets to total finance
  assets........................................     2.1%      1.9%      1.7%     2.3%     3.1%
ALLOWANCE FOR LOSSES
Allowance for losses on receivables.............  $143.8    $116.0    $112.8    $83.9    $77.4
Ratio of allowance for losses on receivables to
  receivables...................................     2.6%      2.1%      2.0%     2.3%     2.5%
Ratio of allowance for losses on receivables to
  net charge-offs...............................     1.9x      3.1x      4.8x     5.1x     4.0x
Ratio of allowance for losses on receivables to
  nonperforming assets..........................   107.0%    104.3%    111.8%    96.8%    77.9%

  Nonperforming Assets

     Nonperforming assets include nonaccrual finance receivables and repossessed assets. Textron Financial classifies receivables as nonaccrual and suspends the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if Textron Financial has significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by payment delinquency, reduction in the obligor's cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

     The table below shows nonperforming assets by business segment:

                                                                     YEARS ENDED
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
                                                                    (In millions)
NONPERFORMING ASSETS BY SEGMENT
  Aircraft Finance..........................................  $ 13.1    $ 26.5    $ 11.6
  Revolving Credit..........................................    22.3      35.5      22.0
  Specialty Finance.........................................    20.2      11.9      21.4
  Structured Capital........................................    34.3       5.5       1.8
  Other.....................................................    44.5      31.8      44.1
                                                              ------    ------    ------
          Total nonperforming assets........................  $134.4    $111.2    $100.9
                                                              ======    ======    ======

     The above table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to 16.0%, 12.6% and 8.9% of recourse captive finance receivables for the years ended 2001, 2000 and 1999, respectively. Revenues recognized on these delinquent accounts were approximately $9.5 million, $10.1 million and $7.0 million for the years ended 2001, 2000 and 1999, respectively.

  Delinquent Earning Accounts and Loan Modifications

     Textron Financial does not have any earning accounts that are 90 days or more delinquent with the exception of the captive receivables described above. Loans that are modified are not returned to accruing status until six months of timely payments have been received or Textron Financial otherwise deems that full collection of principal and interest is not doubtful.

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

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Textron Financial periodically assesses finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. The Company considers a loan to be impaired if the fair value of the loan is less than its carrying amount and establishes a reserve based on this difference. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collaterally dependent at the fair value of the collateral. This evaluation is inherently subjective, as it requires estimates including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

ITEM 2.  PROPERTIES

     Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout the United States. For additional information regarding Textron Financial's lease obligations, see Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding Textron Financial's legal proceedings, see Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial's stock. Dividends of $51.1 million were declared and paid in 2001, dividends of $84.3 million were declared and $82.0 million were paid in 2000, and dividends of $35.7 million were declared and paid in 1999. For additional information regarding restrictions as to dividend availability, see Note 9 to the consolidated financial statements in
Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data should be read in conjunction with Textron Financial's consolidated financial statements:

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
RESULTS OF OPERATIONS
Finance charges and discounts........  $  526,897   $  587,444   $  391,091   $  297,091   $  290,943
Rental revenues on operating
  leases.............................      18,884       18,904       15,503       17,181       18,664
Other income.........................     163,455       84,173       56,309       52,890       40,613
Net income...........................     120,571      118,016       78,904       69,576       67,741

BALANCE SHEET DATA
Total finance receivables............  $5,635,634   $5,589,412   $5,577,374   $3,611,397   $3,069,123
Allowance for losses on
  receivables........................     143,756      115,953      112,769       83,887       77,394
Equipment on operating
  leases -- net......................     201,060      135,356      133,171      118,590      111,518
Total assets.........................   6,463,958    6,130,796    5,989,483    3,784,538    3,177,965
Total short-term debt................   1,197,707      965,802    1,339,021    1,424,872    1,073,665
Long-term debt.......................   3,500,713    3,701,067    3,211,737    1,403,958    1,290,903
Deferred income taxes................     357,324      315,322      307,035      321,521      319,293
Textron Financial and Litchfield
  obligated mandatory redeemable
  preferred securities of trust
  subsidiary holding solely
  Litchfield junior subordinated
  debentures.........................      27,480       28,009       28,539           --           --
Shareholder's equity.................   1,009,355      909,677      869,161      472,452      405,876
Debt to shareholder's equity.........        4.65X        5.13x        5.24x        5.99x        5.83x

SELECTED DATA AND RATIOS

PROFITABILITY
Net interest margin as a percentage
  of average net investment(2).......        7.65%        6.28%        6.27%        6.88%        6.51%
Return on average equity.............        12.7%        13.1%        14.1%        16.2%        16.8%
Return on average assets(3)..........        1.87%        1.88%        1.74%        2.06%        2.07%
Ratio of earnings to fixed charges...        1.71X        1.58x        1.63x        1.72x        1.70x
Selling and administrative expenses
  as a percentage of average managed
  receivables(4).....................        1.79%        1.67%        1.75%        1.73%        1.54%
Operating efficiency ratio(5)........        35.6%        34.1%        35.4%        33.8%        29.3%

CREDIT QUALITY
60+ days contractual delinquency as a
  percentage of finance
  receivables(6).....................        2.24%        1.16%        0.96%        0.87%        0.86%
Nonperforming assets as a percentage
  of finance assets(7)...............        2.13%        1.86%        1.74%        2.29%        3.10%
Allowance for losses on receivables
  as a percentage of finance
  receivables........................        2.55%        2.07%        2.02%        2.32%        2.52%
Net charge-offs as a percentage of
  average finance receivables(8).....        1.27%        0.65%        0.54%        0.45%        0.64%

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

(7) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; retained interests in securitizations; investment in equipment residuals; ADC arrangements; short and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(8) Excludes net charge-offs recorded against the real estate owned valuation allowance of $8.0 million and $1.0 million in 2000 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.5 billion of which $500 million will expire in 2002 and $1.0 billion will expire in 2006. None of these lines of credit were used at December 29, 2001, or December 30, 2000. Unused lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper or a securitization conduit were $975 million at December 29, 2001, compared to $544 million at December 30, 2000. While the $500 million facility includes a one year term out option, Textron Financial expects to negotiate and extend the maturity of the facility in 2002. Textron Financial also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$80 million on an uncommitted basis. At December 29, 2001, Textron Financial has fully used the committed portion of the facility in addition to borrowing C$63 million under the uncommitted portion of the facility. Textron Financial also has a $25 million UK facility, of which $15 million remains unused at year-end 2001. Both the Canadian and UK facilities expire in 2002.

     At December 29, 2001, $510 million of Textron Financial's total short-term debt outstanding represented borrowings under a short-term revolving note agreement with Textron. This agreement with Textron was the direct result of Textron's sale of its Automotive Trim division at year-end and the availability of the resulting cash proceeds. In lieu of investing in other investment grade, short-term debt securities, Textron and Textron Financial concluded it was most effective for Textron to invest in Textron Financial's short-term obligations. This arrangement was structured through the revolving note agreement instead of buying Textron Financial's commercial paper in the marketplace. At January 24, 2002, Textron Financial had paid off its obligation and terminated this agreement.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. At December 29, 2001, Textron Financial had $3 billion available under this facility. In the year ended December 29, 2001, Textron Financial issued $550 million of floating rate notes and $300 million of fixed rate notes under a previous shelf registration statement that mature in 2003 and 2004, respectively. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt at par.

     Through a private issuance in 2001, Textron Financial also entered into a $50 million variable rate note maturing in 2003.

     At December 29, 2001, Textron Financial had principal payments due on long-term debt of $1.6 billion, $1.0 billion and $0.9 billion in 2002, 2003 and 2004, respectively.

     At December 29, 2001, Textron Financial had unused commitments to fund new and existing customers under $1.3 billion of committed revolving lines of credit and uncommitted revolving lines of credit of $599 million. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

     During the year, Textron Financial received proceeds from securitizations of $625 million of floorplan finance receivables (on a revolving basis), $309 million of aircraft finance receivables, $198 million of captive golf and turf finance receivables, $90 million of franchise finance receivables, $56 million of land finance receivables and $19 million of resort receivables. These securitizations provided Textron Financial with an alternate source of funding while maintaining desired debt-to-capital ratios. Textron Financial used the proceeds from the securitizations to retire commercial paper. Textron Financial anticipates that it will enter into additional securitization transactions in 2002.

     In addition, Textron Financial received $311 million of proceeds from the sale of an equipment portfolio to a third-party. In connection with this sale, Textron Financial retained a contingent recourse liability of $32 million. In the event Textron Financial's credit rating drops below a low BBB, it is required to pledge related equipment residuals of $14 million and cover any remaining unsecured contingent liability with a letter of credit up to $18 million.

     During the fourth quarter of 2001, certain of Textron Financial's commercial paper and long-term debt credit ratings were downgraded. Although Textron Financial's borrowing spreads have increased as a result of the downgrades, Textron Financial has not experienced any change in its access to the commercial paper and securitization markets. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and long-term debt markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants that Textron Financial needs to comply with to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at December 29, 2001.

     Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

     Cash flows provided by operations were $282 million in 2001, compared to $163 million in 2000. The increase is primarily due to a 31% increase in net income before depreciation and amortization and provision for losses, as well as increases due to the timing of payments of income taxes and accrued interest and other liabilities, partially offset by noncash gains on securitizations and an increase in other assets. Cash flows from operations were $163 million in 2000, compared to $144 million in 1999. The increase is primarily due to a 43% increase in net income before depreciation and amortization and provision for losses as well as an increase due to the timing of income tax payments, partially offset by decreases due to the timing of payments of accrued interest and other liabilities and noncash gains on securitizations.

     Cash flows used in investing activities in 2001 and 2000 were funded from the collection of receivables, the syndication and securitization of receivables and through the issuance of debt.

     In 2001, the $232 million increase in short-term debt was mostly offset by the $200 million decrease in long-term debt. The $32 million net increase in short and long-term debt combined with the $75 million increase in nonrecourse debt provided a portion of the cash used in investing activities. In 2000, the $489 million increase in long-term debt was mostly offset by the $373 million decrease in short-term debt. The $116 million net increase in short and long-term debt as well as the $48 million increase in nonrecourse debt also provided a portion of the cash used in investing activities.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 82% at December 29, 2001, compared to 84% at the end of 2000. Textron Financial's ratio of earnings to fixed charges was 1.71x in 2001 (1.58x in 2000 and 1.63x in 1999). Commercial paper and Other short-term debt as a percentage of total debt was 25% at December 29, 2001, compared to 21% at the end of 2000. Relative changes in short and long-term debt primarily depend on matching the duration of assets and liabilities.

     In 2001, Textron Financial declared and paid dividends to Textron of $51.1 million, compared to dividends declared of $84.3 million and dividends paid of $82.0 million in 2000. The decrease in 2001 was due to the retention of capital to support receivable and other asset growth. Textron contributed capital of $49.0 million to Textron Financial in 2001, primarily to support the acquisition of a small business lending portfolio in June 2001. The 2000 capital contribution of $31.8 million ($27.3 million noncash and $4.5 million cash) consisted of Textron's contribution of Textron Funding Corporation, whose only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%.

  Finance Assets

     Textron Financial's portfolio includes a wide variety of loans and leases, almost entirely on a secured basis, to customers located primarily in the United States. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral and among borrowers.

     Total finance assets were $6.3 billion at December 29, 2001, up 5% from $6.0 billion at December 30, 2000. The increase in finance assets was mostly due to portfolio growth in the Specialty Finance ($370 million), Structured Capital ($243 million) and Aircraft Finance ($159 million) segments offset by a decrease in finance assets in the Other segment ($396 million). The finance assets of the Specialty Finance, Aircraft Finance and Revolving Credit segments grew $720 million, $468 million and $582 million before consideration of the net change in finance assets from securitizations of $350 million, $309 million and $619 million, respectively.

     Organic growth in the resort receivables, golf finance and franchise finance businesses provided most of the growth in the Specialty Finance segment, while Cessna finance and the syndicated bank loan businesses provided most of the organic growth in the Aircraft Finance and Structured Capital segments, respectively. Organic growth in the dealer floorplan finance business combined with the acquisition of a $401 million small business portfolio provided the majority of the growth in the Revolving Credit segment before consideration of floorplan securitizations through a revolving conduit. During 2001, Textron Financial decided to exit certain of its businesses and product lines and has segregated their results in the Other segment. The decrease in finance assets in the Other segment reflects the orderly liquidation of these portfolios.

  Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets increased to 2.13% at December 29, 2001, from 1.86% at December 30, 2000, primarily due to the softening of the economy. Nonperforming assets were $134 million at December 29, 2001, compared to $111 million at December 30, 2000. The 2001 increase in nonperforming assets was largely attributable to the Structured Capital (finance company services and factoring) and Revolving Credit (dealer floorplan financing) segments, partially offset by a decrease in Aircraft Finance and Other (commercial lending and real estate) segments. The allowance for losses on receivables as a percentage of nonperforming assets increased to 107% at December 29, 2001, compared to 104% at December 30, 2000.

  Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At December 29, 2001, interest-sensitive assets in excess of interest-sensitive liabilities were $410 million, net of $370 million of interest rate exchange agreements on long-term debt and $97 million of interest rate exchange agreements on finance receivables. Interest-sensitive assets in excess of interest-sensitive liabilities were $415 million at December 30, 2000, net of $150 million of interest rate exchange agreements on Textron Financial's debt and $100 million of interest rate exchange agreements on finance receivables. The change in Textron Financial's net position does not reflect a change in management's match funding strategy.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Increases in short-term borrowing costs generally precede increases in variable rate receivable yields. From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at December 29, 2001 and December 30, 2000, indicated no material effect on Textron Financial's net income and cash flows for the following twelve-month periods, or fair value at December 29, 2001.

  Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve a prudent balance between floating and fixed rate debt. These agreements do not involve a high degree of complexity or risk. The net effect of these agreements decreased interest expense by $1.2 million in 2001, was insignificant in 2000 and increased interest expense by $1.8 million in 1999. Certain interest rate exchange agreements require Textron Financial to cover any out of the money positions with cash payments or letters of credit if its credit ratings drop below a certain level ranging from middle BBB to low BBB. While Textron Financial's ratings were not below such levels at December 29, 2001, those out of the money positions totaled $23 million and are included in the Consolidated Balance Sheets.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts in 2001 and 2000 were insignificant.

CRITICAL ACCOUNTING POLICIES

  Derivatives

     Textron Financial holds derivative financial instruments such as interest rate and foreign exchange agreements to mitigate its exposure to changes in interest and foreign exchange rates associated with certain finance receivables, retained interests in securitizations and long-term debt. These derivatives qualify for hedge accounting as discussed in detail in Notes 1 and 10 to the consolidated financial statements. As previously mentioned, Textron Financial does not trade derivatives for speculative purposes. Textron Financial expects its derivatives to continue to qualify for hedge accounting. However, should circumstances arise that preclude hedge accounting, the changes in fair value of the derivatives will be reflected in earnings.

     Textron Financial determines the fair value of the derivatives based on market values provided by independent parties. Certain market values are based on estimated cash flows developed by Textron Financial that may include assumptions about estimated prepayment rates of the hedged assets. The values of these derivatives may change over time as payments are made, market conditions change and actual prepayment rates differ from estimated rates. For information about the fair value of these agreements, see Note 15 to the consolidated financial statements.

     While these agreements expose Textron Financial to credit losses in the event of nonperformance by counterparties to the agreements, Textron Financial minimizes the risk of nonperformance by only entering into contracts with financially sound counterparties with long-term bond ratings of middle A or higher, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2001.

  Securitized Transactions

     Securitizations are an important source of funding ($1.3 billion in 2001), and represent a significant portion of Textron Financial's revenues and income before income taxes and distributions on preferred securities (3.7% and 13.6%, respectively, in 2001, excluding the revolving floorplan conduit). Securitized transactions involve the periodic transfer of finance receivables to off balance sheet trusts. At December 29, 2001, the outstanding balance of such transferred assets was $2.3 billion. Textron Financial may retain an interest in the transferred assets in the form of interest-only securities, subordinated certificates, cash reserve accounts and servicing rights and obligations. Textron Financial continues to be exposed to the credit risk inherent in the securitized receivables because it provided credit enhancement to third-party investors through its retained interests in the securitization trusts. See Notes 1 and 6 to the consolidated financial statements for a discussion of policies concerning the valuation and impairment of retained interests as well as the assumptions used in valuing these interests.

     Textron Financial does not provide legal recourse to third-party investors that purchase interests in Textron Financial's securitizations beyond the credit enhancement inherent in the retained interest-only securities, subordinated certificates and cash reserve accounts. As of December 29, 2001, the underlying collateral in Textron Financial's securitizations continues to perform as expected at the time of the securitizations. Consequently, Textron Financial believes that its retained interests on the securitizations continue to provide the credit enhancement anticipated at the time of the securitizations. Textron Financial also believes that it is unlikely that the performance of the underlying collateral will deteriorate to a level where the credit enhancement provided by the retained interests will be materially impaired.

  Allowance for Losses on Receivables

     Management evaluates its allowance for losses on receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. Textron Financial estimates losses will range from 0.5% to 5.6% of finance receivables depending on the specific homogeneous loan pool. The range of estimated losses is consistent with prior periods. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

RESULTS OF OPERATIONS
2001 VS. 2000

  Revenues

     Revenues for the twelve months ended December 29, 2001, increased by $18.7 million or 2.7% reflecting increased other income partially offset by lower yields on finance receivables. Finance charges and discounts decreased by $60.5 million or 10.3% reflecting a decrease in portfolio yield to 9.40% from 10.59% in 2000, partially offset by a 1.1% higher level of average finance receivables. The lower yields reflect a decrease in the interest rate environment in 2001 compared to the corresponding period in 2000. The increase in other income is due mostly to higher securitization gains, syndication gains, investment income, servicing fees and a nonrecurring prepayment gain of $14.3 million in 2001. Operating lease revenue decreased slightly despite a small increase in average operating lease assets.

  Interest Expense

     Interest expense for the twelve months ended December 29, 2001, decreased by $63.5 million or 19.1% primarily as the result of a decrease in the average borrowing rate for the period from 6.89% to 5.49%, attributable to a lower interest rate environment, partially offset by higher average debt outstanding.

  Interest Margin

     Interest margin as a percentage of average net investment for the twelve months of 2001 increased to 7.65% from 6.28% for the corresponding period in 2000 primarily due to higher gains on securitizations, investment income and other income.

  Operating Expenses

     Selling and administrative expenses for the twelve months of 2001 increased by $34.7 million, compared to the corresponding period in 2000. Selling and administrative expenses as a percentage of average managed receivables increased to 1.79% for the twelve months of 2001 from 1.67% for the corresponding period in 2000 principally reflects higher expenses related to growth in managed receivables, new business initiatives and higher legal and collection expenses.

  Provision for Losses

     The provision for losses of $81.7 million was $45.0 million higher than the corresponding period in 2000. Net charge-offs were $74.4 million during 2001, compared to $45.8 million in 2000, which included an $8.0 million charge-off to the real estate owned valuation allowance. The increase in the provision for losses primarily reflects the softening of the economy and the resulting increase in net charge-offs, primarily in the Revolving Credit segment's small business portfolio and charge-offs in liquidating portfolios in the Other segment.

     The allowance for losses on receivables increased to $144 million at December 29, 2001, compared to $116 million at December 30, 2000. The allowance for losses on receivables as a percentage of total finance receivables was 2.6% at December 29, 2001, compared to 2.1% at December 30, 2000 (2.8% in 2001 and 2.4% in 2000, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonperforming assets was 107% at December 29, 2001, compared to 104% at December 30, 2000.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

  Operating Results by Segment

     Specialty Finance income before special charges, income taxes and distributions on preferred securities decreased by $1.9 million due to lower interest margin, higher operating expenses and the inclusion of a gain on sale of real estate owned recorded in 2000, partially offset by higher average finance assets of $228 million.

     Revolving Credit income before special charges, income taxes and distributions on preferred securities increased by $26.6 million due to higher interest margin, including higher securitization gains and a 52% growth in managed receivables, partially offset by higher operating expenses, principally in floorplan finance and technology finance and higher net charge-offs. Lower average finance assets reflect a $619 million securitization of floorplan finance receivables on a revolving basis.

     Structured Capital income before special charges, income taxes and distributions on preferred securities increased by $22.0 million reflecting higher average finance assets of $240 million, primarily related to syndicated bank loans and receivables funding and a prepayment gain of $14.3 million, partially offset by higher operating expenses and a higher provision for losses.

     Aircraft Finance income before special charges, income taxes and distributions on preferred securities decreased by $15.6 million reflecting $192 million lower average finance assets, lower interest margin and higher net charge-offs.

  Special Charges

     To enhance its competitiveness and profitability, Textron Financial committed to a plan to restructure its vendor finance and existing small business finance operations, in the second quarter and its aircraft finance and machine tool finance operations in the third quarter. As a result, Textron Financial recognized charges of $2.7 million for the year ended December 29, 2001, terminated 155 employees and closed two facilities. The restructuring charges related to employee terminations include the cost of severance related benefits based on established policies and practices. As of December 29, 2001, Textron Financial has paid severance related benefits and other expenses of $1.8 million, which have been charged against the restructuring reserve, leaving a balance in the reserve of $0.9 million. Textron Financial expects to pay the remaining restructuring costs by August 2002. In order to manage the orderly liquidation of the portfolios related to exited businesses and to segregate their results from its ongoing businesses, Textron Financial grouped their results in the Other segment.

  Net Income

     Net income for the twelve months of 2001 of $120.6 million was $2.6 million or 2.2% higher than the corresponding period in 2000. The favorable results were due to higher average finance assets, higher fee income and a lower effective tax rate, partially offset by higher selling and administrative expenses, a higher loss provision and special charges.

RESULTS OF OPERATIONS
2000 VS. 1999

  Revenues

     Revenues for the twelve months ended December 30, 2000, increased by $227.6 million or 49.2% reflecting a higher level of average finance receivables, higher yields on finance receivables, an increase in other income and a higher level of average operating lease assets. Finance charges and discounts increased by $196.4 million or 50.2% reflecting a 38.1% higher level of average finance receivables and an increase in portfolio yield to 10.59% from 9.73% in 1999. Acquisitions completed in 1999 accounted for $122.3 million of the revenue increase. The higher yields reflect an increase in the interest rate environment in 2000 compared to the corresponding period in 1999. The increase in other income is due mostly to syndication and securitization income partially offset by the sale of an investment in 1999. Operating lease revenue increased $3.4 million due to higher average operating lease assets.

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

  Interest Margin

     Interest margin for the twelve months of 2000 was essentially unchanged at 6.28%, compared to 6.27% for the corresponding period in 1999. The 2000 interest margin included higher fee income relative to average outstanding receivables, offset by lower leveraged lease earnings.

  Operating Expenses

     Selling and administrative expenses for the twelve months of 2000 increased by $29.9 million, compared to the corresponding period in 1999. The increase in 2000 principally reflects the full year impact of Textron Financial's 1999 acquisitions. Selling and administrative expenses as a percentage of average managed receivables decreased to 1.67% for the twelve months of 2000 from 1.75% for the corresponding period in 1999.

  Provision for Losses

     The provision for losses of $36.7 million was $4.6 million higher than the corresponding period in 1999. Net charge-offs were $45.8 million during 2000, compared to $23.6 million in 1999. The increase in net charge-offs reflects $12.6 million for real estate accounts that were fully reserved (including an $8.0 million charge-off to the real estate owned valuation allowance) compared to $2.2 million that were recognized in the corresponding period in 1999. The net increase in 2000 also reflects higher net charge-offs, primarily land finance, of $5.2 million. Textron Financial also experienced an increase in net charge-offs in 2000, compared to 1999 of $3.9 million in its Revolving Credit segment, primarily asset-based lending and dealer floorplan financing and $2.3 million in an equipment leasing portfolio within the Other segment.

     The allowance for losses on receivables increased to $116 million at December 30, 2000, compared to $113 million at January 1, 2000. The allowance for losses on receivables as a percentage of total finance receivables was 2.1% at December 30, 2000, compared to 2.0% at January 1, 2000 (2.4% in 2000 and 1999, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonperforming assets was 104% at December 30, 2000, compared to 112% at January 1, 2000.

  Operating Results by Segment

     Specialty Finance income before income taxes and distributions on preferred securities increased $42.8 million due to $869 million higher average finance assets and higher interest margins, partially offset by higher operating expenses. An acquisition completed in the last quarter of 1999 accounted for $17.9 million of the increase in income.

     Revolving Credit income before income taxes and distributions on preferred securities decreased by $2.6 million despite $257 million higher average finance assets and a higher interest margin due to higher charge-offs and a lower interest margin in the asset-based lending portfolio.

     Structured Capital income before income taxes and distributions on preferred securities increased $11.3 million due to $280 million higher average finance assets and higher interest margins, partially offset by higher operating expenses. Acquisitions completed in 1999 accounted for $3.5 million of the increase in income.

     Aircraft Finance income before income taxes and distributions on preferred securities increased $18.4 million due to higher average finance assets of $316 million, higher average operating lease assets, higher yields on finance receivables and an increase in securitization income, partially offset by higher operating expenses.

  Net Income

     Net income for the twelve months of 2000 of $118.0 million was $39.1 million or 50% higher than the corresponding period in 1999. The favorable results were due to higher average finance assets, higher fee income, higher rental revenues on higher average operating lease assets and a lower effective tax rate, partially offset by higher selling and administrative expenses, higher goodwill amortization and a higher loss provision.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, along with intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Also, business combinations initiated after June 30, 2001, must be accounted for using the purchase method accounting.

     Textron Financial will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement would have resulted in an increase in net income of $11.2 million. During 2002, Textron Financial will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001, and has not yet determined what the effect of these tests will be on its results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized as they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. At this time, the adoption of this Statement is not expected to have a material effect on Textron Financial's results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Textron Financial Corporation

     We have audited the accompanying consolidated balance sheets of Textron Financial Corporation as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, cash flows, and changes in shareholder's equity for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 24, 2002

                       CONSOLIDATED STATEMENTS OF INCOME

     For each of the three years in the period ended December 29, 2001

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (In thousands)
REVENUES
Finance charges and discounts..............................  $526,897    $587,444    $391,091
Rental revenues on operating leases........................    18,884      18,904      15,503
Other income...............................................   163,455      84,173      56,309
                                                             --------    --------    --------
                                                              709,236     690,521     462,903
EXPENSES
Interest...................................................   268,358     331,865     203,817
Selling and administrative.................................   156,207     121,534      91,620
Provision for losses.......................................    81,679      36,704      32,067
Depreciation of equipment on operating leases..............     7,861       8,422       6,867
Special charges............................................     2,686          --          --
                                                             --------    --------    --------
                                                              516,791     498,525     334,371
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES...............................................   192,445     191,996     128,532
Income taxes...............................................    70,439      72,585      49,385
Distributions on preferred securities (net of tax benefits
  of $810, $837 and $153, respectively)....................     1,435       1,395         243
                                                             --------    --------    --------
NET INCOME.................................................  $120,571    $118,016    $ 78,904
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 29,    DECEMBER 30,
                                                                  2001            2000
                                                              ------------    ------------
                                                                 (Dollars in thousands)
ASSETS
Cash and equivalents........................................   $   18,489      $    6,498
Finance receivables, net of unearned income:
  Installment contracts.....................................    2,047,088       1,985,304
  Revolving loans...........................................    1,578,922       1,304,591
  Golf course and resort mortgages..........................      811,534         678,409
  Floorplan receivables.....................................      474,391         894,037
  Leveraged leases..........................................      404,423         360,982
  Finance leases............................................      318,859         360,639
  Commercial real estate mortgages..........................          417           5,450
                                                               ----------      ----------
          Total finance receivables.........................    5,635,634       5,589,412
  Allowance for losses on receivables.......................     (143,756)       (115,953)
                                                               ----------      ----------
          Finance receivables -- net........................    5,491,878       5,473,459
Goodwill -- net.............................................      203,564         215,608
Equipment on operating leases -- net........................      201,060         135,356
Other assets................................................      548,967         299,875
                                                               ----------      ----------
          Total assets......................................   $6,463,958      $6,130,796
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  341,394      $  190,921
Amounts due to Textron Inc..................................       29,985          19,998
Deferred income taxes.......................................      357,324         315,322
Note payable to Textron Inc.................................      510,000              --
Other debt..................................................    4,188,420       4,666,869
                                                               ----------      ----------
          Total liabilities.................................    5,427,123       5,193,110
                                                               ----------      ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................       27,480          28,009
SHAREHOLDER'S EQUITY
Common stock, $100 par value (4,000 shares authorized; 2,500
  shares issued and outstanding)............................          250             250
Capital surplus.............................................      573,676         533,676
Investment in parent company preferred stock................      (25,000)        (25,000)
Accumulated other comprehensive loss........................      (18,793)             --
Retained earnings...........................................      479,222         400,751
                                                               ----------      ----------
          Total shareholder's equity........................    1,009,355         909,677
                                                               ----------      ----------
          Total liabilities and shareholder's equity........   $6,463,958      $6,130,796
                                                               ==========      ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the three years in the period ended December 29, 2001

                                                         2001           2000           1999
                                                      -----------    -----------    -----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $   120,571    $   118,016    $    78,904

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for losses...........................       81,679         36,704         32,067
     Increase (decrease) in accrued interest and
     other liabilities..............................       46,752        (23,799)        28,249
  Deferred income tax provision.....................       46,335         16,109         (4,558)
  Amortization......................................       21,828         15,265          7,362
  Depreciation......................................       19,326         16,507         12,055
  Leveraged lease noncash earnings..................           --             --         (3,588)
  Gain on sale of investment........................           --             --         (4,710)
  Gain on sale of real estate owned.................           --         (1,875)            --
  Gains on securitizations..........................      (42,799)       (22,053)            --
  Other.............................................      (11,301)         7,845         (1,807)
                                                      -----------    -----------    -----------
          Net cash provided by operating
            activities..............................      282,391        162,719        143,974
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.........   (7,614,226)    (7,032,392)    (4,920,185)
Finance receivables repaid..........................    5,750,364      5,233,584      3,783,080
Proceeds from receivable sales, including
  securitizations...................................    2,018,689      1,555,790        307,140
Acquisitions, net of cash acquired..................     (387,594)            --       (714,942)
Purchase of assets for operating leases.............      (85,444)       (50,326)       (62,579)
Proceeds from disposition of operating leases and
  other assets......................................       13,014         40,519         43,737
Net proceeds from sale of investment................           --             --          4,501
Other capital expenditures..........................      (17,506)       (14,406)       (11,025)
Proceeds from real estate owned.....................          183          8,593          3,503
Other investments...................................      (62,581)        (3,356)       (10,053)
                                                      -----------    -----------    -----------
          Net cash used in investing activities.....     (385,101)      (261,994)    (1,576,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt............      896,872      1,287,450      2,345,013
Principal payments on long-term debt................   (1,097,226)      (798,120)    (1,056,392)
Net decrease in commercial paper....................     (332,560)       (48,388)      (181,391)
Net increase (decrease) in other short-term debt....      564,465       (324,831)        95,540
Proceeds from issuance of nonrecourse debt..........      276,118        200,989         51,286
Principal payments on nonrecourse debt..............     (200,855)      (153,139)      (143,675)
Net increase (decrease) in amounts due to Textron
  Inc...............................................        9,987          1,933           (354)
Capital contributions from Textron Inc..............       49,010          4,504        353,505
Dividends paid to Textron Inc. .....................      (51,110)       (82,004)       (35,700)
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities..............................      114,701         88,394      1,427,832
                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.....................       11,991        (10,881)        (5,017)
Cash and equivalents at beginning of year...........        6,498         17,379         22,396
                                                      -----------    -----------    -----------
Cash and equivalents at end of year.................  $    18,489    $     6,498    $    17,379
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

     For each of the three years in the period ended December 29, 2001

                                                                   ACCUMULATED
                                                 INVESTMENT IN        OTHER
                            COMMON   CAPITAL    PARENT COMPANY    COMPREHENSIVE   RETAINED
                            STOCK    SURPLUS    PREFERRED STOCK       LOSS        EARNINGS     TOTAL
                            ------   --------   ---------------   -------------   --------   ----------
                                                          (In thousands)
BALANCE JANUARY 2, 1999...   $250    $155,171            --               --      $317,031   $  472,452
Net income................     --          --            --               --        78,904       78,904
Capital contributions from
  Textron Inc. ...........     --     353,505            --               --            --      353,505
Dividends to Textron
  Inc. ...................     --          --            --               --       (35,700)     (35,700)
                             ----    --------      --------         --------      --------   ----------
BALANCE JANUARY 1, 2000...    250     508,676            --               --       360,235      869,161
Net income................     --          --            --               --       118,016      118,016
Capital contributions from
  Textron Inc. ...........     --      31,757      $(25,000)              --            --        6,757
Dividends to Textron
  Inc. ...................     --      (6,757)           --               --       (77,500)     (84,257)
                             ----    --------      --------         --------      --------   ----------
BALANCE DECEMBER 30,
  2000....................    250     533,676       (25,000)              --       400,751      909,677
COMPREHENSIVE INCOME:
  NET INCOME..............     --          --            --               --       120,571      120,571
  OTHER COMPREHENSIVE
     INCOME, NET OF INCOME
     TAXES:
     UNREALIZED NET LOSSES
       ON HEDGE
       CONTRACTS..........     --          --            --         $(19,359)           --      (19,359)
     UNREALIZED NET GAINS
       ON INTEREST-ONLY
       SECURITIES.........     --          --            --              566            --          566
                                                                    --------                 ----------
  OTHER COMPREHENSIVE
     LOSS.................     --          --            --          (18,793)           --      (18,793)
                                                                                             ----------
COMPREHENSIVE INCOME......     --          --            --               --            --      101,778
CAPITAL CONTRIBUTIONS FROM
  TEXTRON INC.............     --      49,010            --               --            --       49,010
DIVIDENDS TO TEXTRON
  INC. ...................     --      (9,010)           --               --       (42,100)     (51,110)
                             ----    --------      --------         --------      --------   ----------
BALANCE DECEMBER 29,
  2001....................   $250    $573,676      $(25,000)        $(18,793)     $479,222   $1,009,355
                             ====    ========      ========         ========      ========   ==========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with core operations in four segments:
Aircraft Finance, Revolving Credit, Specialty Finance and Structured Capital. The Aircraft Finance segment is focused on financing Cessna aircraft, Bell helicopters and other general aviation aircraft. The Revolving Credit segment specializes in dealer floorplan financing, asset-based lending and small business financing. The Specialty Finance segment includes golf course and equipment finance, financing for developers of vacation interval resorts and residential and recreational land lots, franchise finance and media finance. The Structured Capital segment includes leveraged lease transactions and investment grade and near investment grade structured secured term and revolving credit facilities. This segment also originates factoring arrangements and working capital loans in the telecommunications, trucking and specialty financial services industries. Textron Financial's other financial services and products include transaction syndications, equipment appraisal and disposition, portfolio servicing and insurance brokerage.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft in South America.

     Textron Financial is a subsidiary of Textron Inc. (Textron), a $12 billion multi-industry company with businesses in Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. At year-end 2001 and 2000, 22% of Textron Financial's total managed finance receivables were related to Textron or Textron's products. Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Textron Financial and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those statements and accompanying notes. Actual results may differ from such estimates.

  Finance Charges and Discounts

     Finance charges and discounts include interest on loans, capital lease earnings, leveraged lease earnings and discounts on certain revolving credit and factoring arrangements. Finance charges are recognized in finance charge revenues using the interest method to produce a constant rate of return over the terms of the finance assets. Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

  Finance Receivable Origination Fees and Costs

     Fees received and direct loan origination costs are deferred and amortized to finance charge revenues over the contractual lives of the respective receivables using the interest method. Unamortized amounts are recognized in revenues when receivables are sold or paid in full.

  Other Income

     Other income includes securitization and syndication gains on the sale of loans and leases, late charges, prepayment fees, residual gains, servicing fees and other miscellaneous fees, which are primarily recognized as income when received. It also includes earnings on retained interests in securitizations including interest on subordinated certificates and cash reserve accounts as well as the accretable yield on interest-only securities.

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

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Textron Financial periodically assesses finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. The Company considers a loan to be impaired if the fair value of the loan is less than its carrying amount and establishes a reserve based on this difference. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collaterally dependent at the fair value of the collateral. This evaluation is inherently subjective, as it requires estimates including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

  Equipment on Operating Leases

     Income from operating leases is recognized in equal amounts over the lease term. The cost of such assets is capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful life of the asset or the lease term.

  Intangible Assets

     Textron Financial amortizes the excess of cost over the fair value of net assets acquired (goodwill) on a straight-line basis over periods ranging from 10 to 25 years. Accumulated amortization of goodwill at December 29, 2001 and December 30, 2000, was $27.8 million and $15.8 million, respectively. At December 29, 2001, approximately $51.4 million of net goodwill was deductible for federal income tax purposes over 15 years.

     Certain other identified intangible assets are being amortized over periods ranging from five to six years.

     Textron Financial periodically evaluates the recoverability of intangible assets whenever events or changes in circumstances, such as declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may not be recoverable. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. As of December 29, 2001, there was no impairment.

  Pension Benefits and Postretirement Benefits Other than Pensions

     Textron Financial participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $1.9 million, $1.5 million and $0.9 million in 2001, 2000 and 1999, respectively. The cost of the defined benefit pension plan amounted to approximately $3.4 million, $2.7 million and $2.6 million in 2001, 2000 and 1999, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

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

  Retained Interests in Securitizations

     Textron Financial sells or securitizes loans and leases and retains servicing responsibilities and subordinated interests, including interest-only securities, subordinated certificates and cash reserves all of which are retained interests in the securitized receivables. The Company's retained interests are subordinate to other investor's interests in the securitizations. Gain or loss on the sale of the loans or leases depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. The Company estimates fair values based on the present value of future cash flows expected under management's best estimates of key assumptions - credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.

     Textron Financial reviews the fair value of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the decline in fair value is other than temporary, it writes down the retained interest to fair value with a corresponding charge to income. When a change in fair value of the Company's retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains and losses.

  Derivative Financial Instruments

     Textron Financial has entered into various interest rate and foreign exchange agreements to mitigate its exposure to changes in interest and foreign exchange rates. Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. In accordance with SFAS No. 133, the Company records all derivative financial instruments on its balance sheet at fair value and recognizes changes in fair values in current earnings unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the Company records the effective portion of the change in fair value as a component of Other comprehensive income in the periods the hedged transaction affects earnings. In accordance with SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease Other comprehensive income by approximately $11.6 million, net of taxes, to recognize the fair value of cash flow hedges as of the date of adoption.

     Textron Financial recognizes the net interest differential on interest rate exchange agreements, including premiums paid or received, as adjustments to finance income or interest expense to correspond with the hedged positions. In the event of an early termination of a derivative financial instrument, the Company defers the gain or loss in Other comprehensive income until it recognizes the hedged transaction in earnings.

     While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The

Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of no less than middle A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2001.

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

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, along with intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Also, business combinations initiated after June 30, 2001, must be accounted for using the purchase method accounting.

     Textron Financial will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement would have resulted in an increase in net income of $11.2 million. During 2002, Textron Financial will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 30, 2001, and has not yet determined what the effect of these tests will be on the operations and financial position of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized as they occur. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. At this time, the adoption of this Statement is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 2 OTHER INCOME

                                                                2001       2000       1999
                                                              --------    -------    -------
                                                                      (In thousands)
Securitization gains........................................  $ 42,799    $22,053         --
Prepayment gains............................................    25,665      9,324    $ 8,754
Syndication gains...........................................    25,500     14,533     13,552
Servicing fees..............................................    16,798      5,080      3,308
Investment income...........................................    16,119      5,650      9,769
Late charges................................................    10,069      7,681      7,442
Other.......................................................    26,505     19,852     13,484
                                                              --------    -------    -------
Total other income..........................................  $163,455    $84,173    $56,309
                                                              ========    =======    =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees which are primarily recognized as income when received.

NOTE 3 SPECIAL CHARGES

     The Company records restructuring liabilities at the time management approves and commits to a restructuring plan that identifies all significant actions to be taken and the expected completion date of the plan. The restructuring liability includes those restructuring costs that (1) can be reasonably estimated, (2) are not associated with and do not benefit activities that will be continued and (3) are not associated with or are not incurred to generate revenues after the commitment date. Restructuring costs are incurred as a direct result of the plan and (1) are incremental to other costs incurred by Textron Financial in the conduct of its activities prior to the commitment date, or (2) represent contractual obligations that existed prior to the commitment date and will either continue after the exit plan is completed with no economic benefit to the enterprise or reflect a penalty to cancel a contractual obligation.

     To enhance its competitiveness and profitability, the Company committed to a plan to restructure its vendor finance and existing small business finance operations, in the second quarter and its aircraft finance and machine tool finance operations in the third quarter. As a result, the Company recognized charges of $2.7 million for the year ended December 29, 2001.

     As a result of the restructuring program, the Company terminated 155 employees and closed two facilities. The restructuring charges related to employee terminations include the cost of severance related benefits based on established policies and practices. As of December 29, 2001, the Company has paid severance related benefits and other expenses of $1.8 million, which have been charged against the restructuring reserve, leaving a balance in the reserve of $0.9 million. The Company expects to pay the remaining restructuring costs by August 2002.

     The identified restructuring measures and associated estimated costs are based on the Company's best judgment under the prevailing circumstances. Based on such circumstances, the Company believes the restructuring reserve balance is adequate to carry out its committed restructuring plan as of December 29, 2001.

NOTE 4 RELATIONSHIP WITH TEXTRON INC.

     Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $4.0 million in 2001, $11.6 million in 2000 and $7.2 million in 1999, and operating lease revenues of $10.9 million in 2001, $10.9 million in 2000 and $9.5 million in 1999. In 2001, 2000 and 1999, Textron Financial paid Textron $1.3 billion, $1.4 billion and $1.3 billion, respectively, for the purchase of receivables and operating lease equipment.

     Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $560.9 million at December 29, 2001, and $833.7 million at December 30, 2000, and operating leases of $90.6 million at December 29, 2001, and $69.0 million at December 30, 2000, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on subordinated certificates of $55.8 million and $37.8 million at year-end 2001 and 2000, respectively, and on cash reserve accounts of $13.9 million and $14.4 million at year-end 2001 and 2000, respectively. Both the subordinated certificates and the cash reserve accounts are retained interests related to receivable securitizations.

     During 2001, Textron Financial entered into an $87 million lease agreement with Textron Automotive Trim. In connection with Textron's disposition of its Automotive Trim business, this lease obligation was assumed by the acquirer of the Automotive Trim business. Additionally, as part of the sale Textron also made an investment in the acquirer, consisting of non-marketable preferred shares of the acquirer valued at $147 million and 18 million shares of common stock of the acquirer valued at $90 million.

     Under the operating agreements between Textron and Textron Financial, Textron has made available to Textron Financial a $100 million line of credit for junior subordinated borrowings at the prime interest rate (4.75% at December 29, 2001). Textron Financial had no borrowings under this line at December 29, 2001. However, $2.3 million of the line has been reserved for credit support of a securitization conduit. In addition, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $20.9 million at December 29, 2001 ($21.6 million at December 30, 2000) under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial's Consolidated Balance Sheets. In addition, Textron Financial had $510 million outstanding under a short-term revolving note agreement that is fully discussed in Note 9 to the consolidated financial statements.

     Textron has also agreed to cause Textron Financial's pretax income available for fixed charges to be not less than 125% of its fixed charges and its consolidated Shareholder's equity to be not less than $200 million. No related payments were required for 2001, 2000 or 1999.

     The Company had income tax receivables of $3.8 million and $8.7 million at December 29, 2001 and December 30, 2000, respectively, and these accounts are settled with Textron as Textron manages its consolidated federal tax position.

NOTE 5 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at December 29, 2001, were as follows:

                           2002        2003       2004       2005       2006     THEREAFTER     TOTAL
                        ----------   --------   --------   --------   --------   ----------   ----------
                                                         (In thousands)
Installment
  contracts...........  $  359,148   $210,282   $181,317   $174,143   $136,822   $  985,376   $2,047,088
Revolving loans.......     691,054    249,226     89,721    266,163    203,775       78,983    1,578,922
Golf course and resort
  mortgages...........     102,465     94,705    100,546    120,697    137,350      255,771      811,534
Floorplan
  receivables.........     326,731     92,062      2,647     10,676     20,671       21,604      474,391
Leveraged leases......     (16,888)   (13,993)    27,697     17,943      9,588      380,076      404,423
Finance leases........      41,560     37,364     44,249    126,216     14,049       55,421      318,859
Commercial real estate
  mortgages...........         417         --         --         --         --           --          417
                        ----------   --------   --------   --------   --------   ----------   ----------
Total finance
  receivables.........  $1,504,487   $669,646   $446,177   $715,838   $522,255   $1,777,231   $5,635,634
                        ==========   ========   ========   ========   ========   ==========   ==========

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. The ratio of cash collections (net of finance charges) to average net receivables, excluding floorplan receivables and revolving loans, was approximately 65% in 2001 and 59% in 2000. During 2001 and 2000, cash collections of finance receivables (excluding proceeds from receivable sales or securitizations) were $5.8 billion and $5.2 billion, respectively.

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

     Revolving loans generally have terms of one to three years, and at times convert to term loans that contractually amortize over an average term of seven years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivable, pools of residential and recreational land lots and the underlying real property. Floorplan receivables generally mature within one year. Floorplan receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and floorplan receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2001, such cash turnover was 3.9 times contractual maturities.

     Golf course mortgages have initial terms generally ranging from three to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $553.8 million, consist of loans with an average balance of $5.1 million and an average remaining contractual maturity of three years. Resort mortgages, totaling $257.7 million, consist of loans with an average balance of $3.5 million and an average remaining contractual maturity of two years.

     Leveraged leases are secured by the ownership of the leased equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

     Textron Financial's finance receivables are diversified across geographic region, borrower industry and type of collateral. Textron Financial's owned and securitized receivable geographic concentrations at December 29, 2001, were as follows: Southeast 26%; Far West 15%; Southwest 12%; Mideast 10%; Great Lakes 10%; New England 5%; Rocky Mountains 5%; other domestic 5%; South America 4%; and other international 8%. Textron Financial's most significant collateral concentration was general aviation aircraft, which accounted for 23% of owned and securitized receivables (17% of owned receivables) at December 29, 2001. The Company has industry concentrations in the golf and vacation interval industries, which accounted for 17% and 11%, respectively, of owned and securitized receivables.

  Leveraged Leases

                                                                 2001          2000
                                                              ----------    ----------
                                                                   (In thousands)
Rental receivable...........................................  $1,180,292    $1,044,642
Nonrecourse debt............................................    (905,960)     (830,697)
Estimated residual values of leased assets..................     401,745       425,391
Less unearned income........................................    (271,654)     (278,354)
                                                              ----------    ----------
Investment in leveraged leases..............................     404,423       360,982
Deferred income taxes.......................................    (258,385)     (264,898)
Fees payable................................................          --          (300)
                                                              ----------    ----------
Net investment in leveraged leases..........................  $  146,038    $   95,784
                                                              ==========    ==========

     Approximately 47% of Textron Financial's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (In thousands)
Income recognized...........................................  $25,586    $21,973    $23,139
Income tax expense..........................................   (9,237)    (8,240)    (8,844)
                                                              -------    -------    -------
Income from leveraged leases................................  $16,349    $13,733    $14,295
                                                              =======    =======    =======

  Finance Leases

                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands)
Total minimum lease payments receivable.....................  $215,526    $311,774
Estimated residual values of leased equipment...............   187,626     146,357
                                                              --------    --------
                                                               403,152     458,131
Unearned income.............................................   (84,293)    (97,492)
                                                              --------    --------
Net investment in finance leases............................  $318,859    $360,639
                                                              ========    ========

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $56.1 million in 2002, $50.2 million in 2003, $33.4 million in 2004, $41.3 million in 2005, $12.4 million in 2006 and $22.1 million thereafter.

  Loan Impairment

     The Company had $113.8 million of nonaccrual finance receivables at December 29, 2001, compared to $101.9 million at December 30, 2000. Excluding homogeneous loan portfolios and finance leases, the Company had $53.9 million of nonaccrual finance receivables at December 29, 2001, compared to $76.4 million at December 30, 2000, which were considered impaired. The allowance for losses on receivables related to impaired loans was $10.9 million at December 29, 2001, and $34.1 million at December 30, 2000. The average recorded investment in impaired loans during 2001 was $51.1 million, compared to $75.7 million in 2000. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $10.4 million, $8.6 million and $4.7 million for 2001, 2000 and 1999, respectively. No interest income was recognized using the cash basis method.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to 16.0%, 12.6% and 8.9% of captive finance receivables with recourse for the years ended 2001, 2000 and 1999, respectively. Revenues recognized on these delinquent accounts were approximately $9.5 million, $10.1 million and $7.0 million for the years ended 2001, 2000 and 1999, respectively.

  Allowance for Losses on Receivables

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (In thousands)
Balance at beginning of year...............................  $115,953    $112,769    $ 83,887
Provision for losses.......................................    81,679      36,704      32,067
Receivable charge-offs.....................................   (82,272)    (44,699)    (28,293)
Recoveries.................................................     7,823       6,871       4,676
Acquisitions and other.....................................    20,573       4,308      20,432
                                                             --------    --------    --------
Balance at end of year.....................................  $143,756    $115,953    $112,769
                                                             ========    ========    ========

     The provision for losses in 1999 included $2.2 million for the valuation allowance on other real estate owned.

  Managed Finance Receivables

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                                 2001          2000
                                                              ----------    ----------
                                                                   (In thousands)
Owned receivables...........................................  $5,635,634    $5,589,412
Securitized receivables.....................................   2,332,025     1,324,089
                                                              ----------    ----------
                                                               7,967,659     6,913,501
Nonrecourse participations..................................     591,853       573,157
Third-party portfolio servicing.............................     740,246       445,207
SBA sales agreements........................................      49,338        33,222
                                                              ----------    ----------
Total managed finance receivables...........................  $9,349,096    $7,965,087
                                                              ==========    ==========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

     The third-party portfolio servicing amounts largely represent finance receivable portfolios of resort developers and third-party securitizations as well as banks and leasing companies.

     Owned receivables include approximately $63 million of noncash finance receivable additions, which were unfunded at December 29, 2001, primarily holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on the Consolidated Balance Sheets.

NOTE 6 RECEIVABLE SECURITIZATIONS

     During 2001, the Company securitized general aviation loans, franchise loans, finance receivables for the lease or purchase of E-Z-GO golf cars and Textron Turf Care equipment (equipment loans and leases), floorplan loans, receivable finance loans (vacation interval loans) and loans for residential and recreational land lots (land loan receivables) and recognized pretax gains of $12.3 million, $3.4 million, $2.4 million, $16.5 million, $1.9 million and $6.3 million, respectively. During 2000, the Company securitized general aviation aircraft loans, franchise loans, equipment loans and leases, and land loan receivables and recognized pretax gains of $11.8 million, $3.3 million, $0.4 million and $6.6 million, respectively. The Company receives annual servicing fees approximating 0.75% (for general aviation aircraft loans and equipment loans and leases), 0.30% (for franchise loans), 1.50% (for floorplan loans), 1.00% (for vacation interval loans) and 0.50% (for land loans receivables) of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they have contracted. The investors and the securitizations trusts have no recourse to the Company's other assets and liabilities for failure of debtors to pay when due.

     Textron Financial has entered into certain interest rate exchange agreements to mitigate its exposure to decreases in interest rates on its interest-only securities. For more information regarding Textron Financial's interest rate exchange agreements, see Note 10 to the consolidated financial statements.

     Additionally, Textron Financial has recourse to Textron on certain retained interests as described in Note 4 to the consolidated financial statements.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2001 were as follows:

                                                                                                   VACATION
                                     GENERAL AVIATION   FRANCHISE      EQUIPMENT       FLOORPLAN   INTERVAL    LAND LOAN
                                      AIRCRAFT LOANS      LOANS     LOANS AND LEASES     LOANS      LOANS     RECEIVABLES
                                     ----------------   ---------   ----------------   ---------   --------   -----------
Prepayment speed (annual rate).....        20.0%           8.0%           7.5%           --          15.0%       20.0%
Weighted average life (in years)...         4.0            8.0            2.1             0.3         7.1         8.9
Expected credit losses (annual
  rate)............................         0.2%           0.3%           0.2%            1.0%        0.5%        1.5%
Residual cash flows discount
  rate.............................         7.6%           9.0%           7.1%            9.4%        9.3%       11.0%

     At December 29, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                                                   VACATION
                                     GENERAL AVIATION   FRANCHISE      EQUIPMENT       FLOORPLAN   INTERVAL    LAND LOAN
                                      AIRCRAFT LOANS      LOANS     LOANS AND LEASES     LOANS      LOANS     RECEIVABLES
                                     ----------------   ---------   ----------------   ---------   --------   -----------
                                                                    (Dollars in millions)
Carrying amount of retained
  interests in
  securitizations -- net...........       $66.5           $36.5          $41.2           $68.1      $ 2.1        $20.4
Weighted average life (in years)...         3.6             8.0            1.8             0.3        7.1          8.9
PREPAYMENT SPEED (ANNUAL RATE).....        21.0%            8.0%           6.6%             --       15.0%        20.0%
10% adverse change.................       $(1.7)          $(1.2)         $(0.1)             --      $(0.2)       $(1.0)
20% adverse change.................        (3.0)           (2.2)          (0.2)             --       (0.3)        (1.9)
EXPECTED CREDIT LOSSES (ANNUAL
  RATE)............................         0.2%            0.3%           0.2%            1.0%       0.5%         1.5%
10% adverse change.................       $(0.1)          $(0.1)            --              --         --        $(0.2)
20% adverse change.................        (0.2)           (0.2)            --              --         --         (0.4)
RESIDUAL CASH FLOWS DISCOUNT
  RATE.............................         8.2%            9.0%           7.0%            9.0%       9.3%        11.0%
10% adverse change.................       $(1.1)          $(1.5)         $(0.5)          $(0.3)     $(0.1)       $(0.9)
20% adverse change.................        (2.3)           (2.9)          (0.9)           (0.5)      (0.1)        (1.7)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in another that may magnify or counteract the sensitivities losses, such as increases in market interest rates may result in lower prepayments and increased credit losses.

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. At December 29, 2001, total expected losses for securitizations occurring in 2001 were 0.47% for general aviation aircraft loans, 0.20% for equipment loans and leases, 1.30% for franchise loans, 0.25% for floorplan loans, 2.18% for vacation interval loans and 4.17% for land loan receivables. Total expected losses for securitizations occurring in 2000 were 0.36% for general aviation aircraft loans, 0.13% for equipment loans and leases, 1.41% for franchise loans and 2.11% for land loan receivables.

     At December 30, 2000, the total expected losses for securitizations occurring in 2000 were 0.52% for general aviation aircraft loans, 0.25% for equipment loans and leases, 2.08% for franchise loans and 4.30% for land loan receivables. There were no loans securitized in 1999.

     The table below summarizes certain cash flows received from and (paid to) securitization trusts during the years ended December 29, 2001 and December 30, 2000.

                                                                2001        2000
                                                              --------    --------
                                                                 (In millions)
Proceeds from 2001 securitizations..........................  $1,296.8    $1,116.9
Servicing fees received.....................................      14.9         3.3
Cash flows received on retained interests...................      38.2        11.5

     Historical loss and delinquency amounts for loans held and securitized for the year ended December 29, 2001, were as follows:

                                                     TOTAL          AGGREGATE
                                                   PRINCIPAL         CONTRACT
                                                    AMOUNT           VALUE 60                   NET
                                                   OF LOANS        DAYS OR MORE    AVERAGE     CREDIT
TYPE OF FINANCE RECEIVABLE                        AND LEASES         PAST DUE      BALANCES    LOSSES
--------------------------                      ---------------    ------------    --------    ------
                                                                                       YEAR-ENDED
                                                     AT DECEMBER 29, 2001          DECEMBER 29, 2001
                                                -------------------------------    ------------------
                                                                    (In millions)
General aviation aircraft loans...............     $1,852.0           $ 32.3       $1,780.9    $ 8.5
Franchise loans...............................        545.2              4.7          482.0      3.7
Equipment loans and leases....................        586.7             59.0          548.2      1.4
Floorplan loans...............................      1,724.7              5.4        1,383.4      7.3
Vacation interval loans.......................        887.4              2.6          776.5      0.3
Land loan receivables.........................        233.4              9.8          216.3      0.8
                                                   --------           ------       --------    -----
Total loans held and securitized..............     $5,829.4           $113.8       $5,187.3    $22.0
                                                   --------           ------       ========    =====
CONSISTING OF:
Loans held in portfolio.......................     $3,497.4           $ 44.9
Loans securitized.............................      2,332.0             68.9
                                                   --------           ------
Total loans held and securitized..............     $5,829.4           $113.8
                                                   ========           ======

NOTE 7 EQUIPMENT ON OPERATING LEASES

                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands)
Equipment on operating leases, at cost:
  Aircraft..................................................  $201,250    $150,598
  Golf cars.................................................    30,864       5,489
Accumulated depreciation:
  Aircraft and golf cars....................................   (31,054)    (20,731)
                                                              --------    --------
Equipment on operating leases -- net........................  $201,060    $135,356
                                                              ========    ========

     Initial lease terms of equipment on operating leases range from one year to twelve years. Future minimum rentals at December 29, 2001, are $24.2 million in 2002, $14.5 million in 2003, $12.9 million in 2004, $11.1 million in 2005, $8.6 million in 2006 and $14.7 million thereafter.

NOTE 8 OTHER ASSETS

                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands)
Retained interests in securitizations.......................  $257,538    $129,608
Investment in equipment residuals...........................   112,804      51,204
Short-term investments......................................    63,819          --
Fixed assets -- net.........................................    44,680      36,382
Other long-term investments.................................    24,723      19,212
Repossessed assets and properties...........................    23,235       9,281
Acquisition, development and construction (ADC)
  arrangements..............................................        --      32,619
Other.......................................................    22,168      21,569
                                                              --------    --------
Total other assets..........................................  $548,967    $299,875
                                                              ========    ========

     The Investment in equipment residuals represents the remaining equipment residual values associated with the aircraft and Textron golf and turf equipment lease payments that were securitized in 2001 and 2000. The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 9 DEBT AND CREDIT FACILITIES

                                                                 2001          2000
                                                              ----------    ----------
                                                                   (In thousands)
Short-term debt:
  Commercial paper..........................................  $  623,252    $  955,812
  Other short-term debt.....................................     574,455         9,990
                                                              ----------    ----------
          Total short-term debt.............................   1,197,707       965,802
  Long-term debt:
  5.66% -- 5.95% notes; due 2002 to 2004....................     399,503       218,000
  6.13% -- 6.73% notes; due 2003............................      31,637       133,264
  7.13% -- 7.67% notes; due 2002 to 2004....................   1,081,223     1,080,618
  Variable rate notes due 2002 to 2004......................   1,988,350     2,269,185
                                                              ----------    ----------
          Total long-term debt..............................   3,500,713     3,701,067
                                                              ----------    ----------
          Total debt........................................  $4,698,420    $4,666,869
                                                              ==========    ==========

     At December 29, 2001, $510 million of Textron Financial's Other short-term debt outstanding represented borrowings under a short-term revolving note agreement with Textron. This agreement with Textron was the direct result of Textron's sale of its Automotive Trim division at year-end and the availability of the resulting cash proceeds. In lieu of investing in other investment grade, short-term debt securities, Textron and Textron Financial concluded it was most effective for Textron to invest in Textron Financial's short-term obligations. This arrangement was structured through the revolving note agreement instead of buying Textron Financial's commercial paper in the marketplace. At January 24, 2002, Textron Financial had paid off its obligation and terminated this agreement.

     Textron Financial has lines of credit with a bank group aggregating $1.5 billion at December 29, 2001, of which $500 million will expire in 2002 and $1.0 billion will expire in 2006. Textron Financial's lines of credit, including the $100 million line of credit with Textron, not used or reserved as support for commercial paper or a securitization conduit at December 29, 2001, were $975 million. The Company also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$80 million on an uncommitted basis. At December 29, 2001, the Company has fully used the committed portion of the facility in addition to borrowing C$63 million under the uncommitted portion of the facility. Textron Financial also has a $25 million UK facility, of which $15 million remains unused at year-end 2001. Both the Canadian and UK facilities expire in 2002. Textron Financial generally pays fees in support of these lines.

     The weighted average interest rates on short-term borrowings, before consideration of the effect of interest rate exchange agreements at year-end were as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Commercial paper............................................  2.37%   6.66%   6.59%
Other short-term debt.......................................  2.41%   7.13%   5.90%

     The corresponding weighted average interest rates on these borrowings during the last three years were 4.12% in 2001, 6.44% in 2000 and 5.40% in 1999. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes was 2.41% at December 29, 2001, 6.96% at December 30, 2000, and 6.39% at January 1, 2000. The corresponding weighted average interest rates on these notes during the last three years were 4.89% in 2001, 6.93% in 2000 and 5.67% in 1999.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At December 29, 2001, $452.0 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (not less than 125%).

     Through its subsidiary, Textron Financial Canada Funding Corp. (Textron Canada Funding), the Company may periodically issue debt securities. Textron Financial owns 100% percent of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with no operations, revenues or cash flows other than those related to the issuance, administration and repayment of debt securities that are or will be fully and unconditionally guaranteed by Textron Financial.

     Required principal payments during the next five years on long-term debt outstanding at December 29, 2001, are $1,580.0 million in 2002, $983.0 million in 2003 and $937.7 million in 2004.

     Cash payments made by Textron Financial for interest were $281.5 million in 2001, $324.7 million in 2000 and $181.9 million in 1999.

NOTE 10 DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial entered into interest rate exchange agreements to mitigate its exposure to interest rate changes by converting certain of its fixed rate receivables and debt issues to floating rates. The agreements require the Company to make periodic fixed rate payments in exchange for floating rate receipts based on specified notional amounts. Textron Financial also entered into a foreign currency exchange agreement to convert a $32.5 million variable rate note to a C$50 million variable rate note. The agreement requires the Company to make Canadian dollar payments based on BA-CDOR in exchange for receipts of U.S. dollars based on LIBOR at specified notional amounts. The Company has designated these agreements fair value hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure on interest-only securities resulting from securitizations. The exchange agreements require the Company to make periodic variable payments in exchange for periodic fixed rate receipts and vice versa based on specified notional amounts. The interest rate cap and floor agreements require the Company to make periodic variable rate payments based on specified notional amounts if interest rates exceed or fall below specified rates. The Company has designated these agreements as cash flow hedges.

     Textron Financial has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its fair value or cash flow hedges.

     Assuming no changes in interest rates, the Company expects $7.3 million of net deferred losses to be reclassified to earnings over the next year to offset interest payments made or received. In addition, the Company expects that approximately $2.3 million, net of income taxes, to be reclassified to earnings as a result of the amortization of deferred losses related to discontinued hedges.

     The derivative financial instruments are summarized as follows:

                                                                 2001          2000
                                                              ----------    ----------
                                                               (Dollars in thousands)
FAIR VALUE HEDGES
INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED AGAINST FIXED
  RATE RECEIVABLES:
Notional principal..........................................     $96,909      $100,000
Weighted average remaining term.............................  12.0 YEARS    12.6 years
Fixed weighted average interest rate........................        8.14%         8.14%
Variable weighted average interest rate.....................        3.10%         7.91%
INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED AGAINST FIXED
  RATE DEBT:
Notional principal..........................................    $370,000            --
Weighted average remaining term.............................   0.6 YEARS            --
Variable weighted average interest rate.....................        1.88%           --
Fixed weighted average interest rate........................        4.08%           --
FOREIGN CURRENCY AND INTEREST RATE BASIS EXCHANGE AGREEMENT
  DESIGNATED AGAINST FOREIGN DEBT:
Notional principal..........................................     $32,500       $32,500
Weighted average remaining term.............................   1.9 YEARS     2.9 years
Variable weighted average interest rate -- BA-CDOR..........        3.12%         6.85%
Variable weighted average interest rate -- LIBOR............        2.75%         7.41%
CASH FLOW HEDGES
INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED AGAINST
  VARIABLE RATE DEBT:
Notional principal..........................................          --      $150,000
Weighted average remaining term.............................          --     1.2 years
Fixed weighted average interest rate........................          --          6.52%
Variable weighted average interest rate.....................          --          6.77%
FORWARD STARTING INTEREST RATE EXCHANGE AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE DEBT:
Notional principal..........................................          --      $228,800
Weighted average remaining term.............................          --     7.0 years
Fixed weighted average interest rate........................          --          7.31%
Variable weighted average interest rate.....................          --         LIBOR
INTEREST RATE BASIS EXCHANGE AGREEMENTS DESIGNATED AGAINST
  VARIABLE RATE DEBT:
Notional principal..........................................          --      $715,000
Weighted average remaining term.............................          --     0.1 years
Float based on prime rate...................................          --          6.77%
Float based on LIBOR........................................          --          6.77%
LIBOR BASED INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED
  AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal..........................................    $370,970      $145,100
Weighted average remaining term.............................   6.5 YEARS     7.0 years
Variable weighted average interest rate.....................        2.57%         7.39%
Fixed weighted average interest rate........................        5.71%         6.79%

                                                                 2001          2000
                                                              ----------    ----------
                                                               (Dollars in thousands)
PRIME RATE BASED INTEREST RATE EXCHANGE AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal..........................................    $111,735      $172,500
Weighted average remaining term.............................  16.7 YEARS    17.0 years
Variable weighted average interest rate.....................        5.16%         9.65%
Fixed weighted average interest rate........................        9.00%         8.93%
ONE-MONTH LIBOR BASED INTEREST RATE CAP AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the one-month LIBOR..............    $337,274            --
Weighted average cap rate...................................        6.35%           --
PRIME RATE BASED INTEREST RATE FLOOR AGREEMENTS DESIGNATED
  AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the prime rate...................    $148,420      $162,995
Weighted average floor rate.................................        8.73%         8.72%
SIX-MONTH LIBOR BASED INTEREST RATE FLOOR AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the six-month LIBOR..............     $11,767       $19,450
Weighted average floor rate.................................        5.34%         5.44%

NOTE 11 TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

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

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust's obligations under the Preferred Securities are fully and unconditionally guaranteed by Litchfield, including, without limitation, all obligations arising under the Declaration Trust, the Trust Preferred Securities, the Indenture, the Debentures and the ancillary agreements entered into in connection with the foregoing. The trust will redeem all of the outstanding Preferred Securities when the Series A Debentures are paid at maturity on June 30, 2029, or otherwise become due. Litchfield will have the right to redeem 100% of the principal plus accrued and unpaid interest on or after June 30, 2004.

     As a result of the acquisition, Textron Financial has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or the subsidiary.

NOTE 12 INVESTMENT IN PARENT COMPANY PREFERRED STOCK

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

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                 DECEMBER 29,
                                                                     2001
                                                                ---------------
                                                                (In thousands)
Beginning of year...........................................             --
Transition adjustment due to change in accounting for
  derivative instruments and hedging activities, net of
  income tax benefits of $6,948.............................       $(11,580)
Net deferred loss on hedge contracts, net of income tax
  benefits of $6,395........................................        (10,659)
Amortization of deferred loss on terminated hedge contracts,
  net of income taxes of $1,728.............................          2,880
Net deferred gain on interest-only securities, net of income
  taxes of $340.............................................            566
                                                                   --------
End of year.................................................       $(18,793)
                                                                   ========

     There were no items of Other comprehensive income during 2000 or 1999.

NOTE 14 INCOME TAXES

     Income before income taxes and distributions on preferred securities is as follows:

                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (In thousands)
  United States............................................  $191,556    $189,705    $126,837
  Foreign..................................................       889       2,291       1,695
                                                             --------    --------    --------
          Total............................................  $192,445    $191,996    $128,532
                                                             ========    ========    ========

     The components of income taxes were as follows:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (In thousands)
Current:
  Federal...................................................  $26,752    $51,666    $47,514
  State.....................................................    2,321      3,732      5,666
  Foreign...................................................      702      1,078        763
                                                              -------    -------    -------
Total current income taxes..................................   29,775     56,476     53,943
Deferred:
  Federal...................................................   37,423     16,152     (6,145)
  State.....................................................    3,241        (43)     1,587
                                                              -------    -------    -------
          Total deferred income taxes.......................   40,664     16,109     (4,558)
                                                              -------    -------    -------
          Total income taxes................................  $70,439    $72,585    $49,385
                                                              =======    =======    =======

     Cash paid for income taxes was $15.8 million in 2001, $77.2 million in 2000 and $34.9 million in 1999.

     The federal statutory income tax rate was reconciled to the effective income tax rate as follows:

                                                              2001    2000    1999
                                                              ----    ----    ----
Federal statutory income tax rate...........................  35.0%   35.0%   35.0%
State income taxes..........................................   1.6     2.1     4.0
Tax exempt interest.........................................  (0.3)   (0.3)   (0.3)
Foreign tax rate differential...............................  (0.5)   (0.1)     --
Goodwill....................................................   1.7     1.7     0.6
Other, net..................................................  (0.9)   (0.6)   (0.9)
                                                              ----    ----    ----
Effective income tax rate...................................  36.6%   37.8%   38.4%
                                                              ====    ====    ====

     The components of Textron Financial's deferred tax assets and liabilities were as follows:

                                                                2001        2000
                                                              --------    --------
                                                                 (In thousands)
Deferred tax assets:
  Allowance for losses......................................  $ 34,755    $ 32,401
  State net operating losses................................    10,294       6,947
  Deferred origination fees.................................     6,308       3,238
  Nonaccrual loans..........................................     3,383       2,003
  Other.....................................................    30,589      23,612
                                                              --------    --------
Total deferred tax assets...................................    85,329      68,201
Less: valuation allowance...................................    (4,626)     (1,042)
                                                              --------    --------
Net deferred tax assets.....................................    80,703      67,159
                                                              ========    ========
Deferred tax liabilities:
  Leveraged leases..........................................   279,979     264,898
  Finance leases............................................    86,167      73,099
  Equipment on operating leases.............................    34,957      27,948
  Other.....................................................    36,924      16,536
                                                              --------    --------
          Total deferred tax liabilities....................   438,027     382,481
                                                              --------    --------
          Net deferred tax liabilities......................  $357,324    $315,322
                                                              ========    ========

     At December 29, 2001, Textron Financial had state net operating loss carryforwards of approximately $341 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2002 through 2020. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

NOTE 15 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of Textron Financial's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, revolving loans, golf course and resort mortgages and floorplan receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. Estimated future cash flows were adjusted for estimates of prepayments, refinances and loan losses based on internal historical data. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. The fair values, net of carrying amounts of Textron Financial's leveraged leases, finance leases and operating leases ($404.4 million, $318.9 million and $201.1 million, respectively, at December 29, 2001, and $361.0 million, $360.6 million and $135.4 million, respectively, at December 30, 2000), are not required to be disclosed under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreement

     The estimated fair value of fixed rate debt and variable rate long-term notes was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of short-term borrowings supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and the foreign currency exchange agreement were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third-party to assume Textron Financial's obligations under the agreements.

     The carrying values and estimated fair values of Textron Financial's financial instruments for which it is practicable to calculate a fair value are as follows:

                                               2001          2001          2000          2000
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (In thousands)
ASSETS:
Installment contracts.....................  $2,055,407    $2,025,030    $1,985,304    $1,966,244
Interest rate exchange agreements on
  installment contracts...................      (8,319)       (8,319)           --        (5,930)
Revolving loans...........................   1,578,922     1,576,250     1,304,591     1,304,591
Golf course and resort mortgages..........     811,534       811,834       678,409       677,197
Floorplan receivables.....................     474,391       470,531       894,037       891,572
Retained interests in securitizations.....     257,538       257,538       129,608       129,608
Short-term investments....................      63,819        63,819            --            --
Investments in equity partnerships........      10,937        10,937        12,261        12,261
Commercial real estate mortgages..........         417            --         5,450           450
Allowance for losses on receivables.......    (125,261)           --      (100,837)           --
                                            ----------    ----------    ----------    ----------
                                            $5,119,385    $5,207,620    $4,908,823    $4,975,993
                                            ==========    ==========    ==========    ==========
LIABILITIES:
Total short-term debt.....................  $1,197,707    $1,197,707    $  965,802    $  965,802
Variable rate long-term notes.............   1,992,113     1,958,005     2,269,185     2,269,185
Variable rate long-term notes related
  derivatives.............................      (3,763)       (3,763)           --        18,411
Fixed rate long-term debt.................   1,512,363     1,566,268     1,431,882     1,452,726
Amounts due to Textron Inc................      20,928        17,679        21,620        17,415
Retained interests in securitizations.....      22,739        22,739            --            --
Foreign currency forward exchange
  contracts...............................         258           258            97            97
                                            ----------    ----------    ----------    ----------
                                            $4,742,345    $4,758,893    $4,688,586    $4,723,636
                                            ==========    ==========    ==========    ==========

NOTE 16 COMMITMENTS

     Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. The revolving lines of credit include both committed and uncommitted facilities. Included in the committed facilities are $465 million of commitments where funding is dependent on compliance with customary financial covenants. Advances under the remaining $870 million of committed facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Advances under the uncommitted facilities of $599 million are generally at Textron Financial's discretion and the Company has the right to reduce or cancel these lines at any time. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

     These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. Since many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies for controlling this risk are similar to those involved in the Company's normal lending transactions.

     The contractual amounts of the Company's outstanding commitments to extend credit at December 29, 2001, are shown below:

                                                              (In millions)
Commitments to extend credit:
Committed revolving lines of credit.........................     $1,335
Uncommitted revolving lines of credit.......................        599
Loans.......................................................         77
Standby letters of credit...................................         85
Other letters of credit.....................................         49

     Textron Financial's offices are occupied under noncancelable operating leases expiring on various dates through 2007. Rental expense was $6.4 million in 2001 ($5.4 million in 2000 and $4.4 million in 1999). Future minimum rental commitments for all noncancelable operating leases in effect at December 29, 2001, approximated $5.9 million for 2002, $5.0 million for 2003, $3.3 million for 2004, $1.6 million for 2005 and $0.7 million for 2006. Of these amounts, $1.7 million in 2002, $1.4 million in 2003 and $0.3 million in 2004 are payable to Textron and its subsidiaries.

NOTE 17 CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended or contested on behalf of Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's net income or financial condition.

NOTE 18 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During 2001, the Company decided to exit certain of its businesses and product lines and to realign its remaining businesses in four operating segments: Specialty Finance, Revolving Credit, Structured Capital and Aircraft Finance. In order to manage the orderly liquidation of the portfolios relating to the exited businesses and to segregate their results from its ongoing businesses, the Company has grouped their results in the Other segment.

                                          2001                 2000                 1999
                                    -----------------    -----------------    -----------------
                                                          (In thousands)
Revenues
  Specialty Finance...............  $  225,076     32%   $  238,576     35%   $  110,412     24%
  Revolving Credit................     158,585     22%      123,828     18%       97,428     21%
  Structured Capital..............     127,290     18%       92,723     13%       50,636     11%
  Aircraft Finance................     124,643     18%      161,172     23%      103,264     22%
  Other...........................      73,642     10%       74,222     11%      101,163     22%
                                    ----------    ---    ----------    ---    ----------    ---
TOTAL REVENUES....................  $  709,236    100%   $  690,521    100%   $  462,903    100%
                                    ----------    ---    ----------    ---    ----------    ---
Income before special charges,
  income taxes and distributions
  on preferred securities(1)(2)
  Specialty Finance...............  $   81,100           $   82,990           $   40,144
  Revolving Credit................      45,763               19,123               21,693
  Structured Capital..............      55,838               33,818               22,490
  Aircraft Finance................      34,821               50,386               31,967
  Other...........................     (22,391)               5,679               12,238
                                    ----------           ----------           ----------
TOTAL INCOME BEFORE SPECIAL
  CHARGES, INCOME TAXES AND
  DISTRIBUTIONS ON PREFERRED
  SECURITIES......................  $  195,131           $  191,996           $  128,532
                                    ----------           ----------           ----------
Special charges...................      (2,686)                  --                   --
                                    ----------           ----------           ----------
TOTAL INCOME BEFORE INCOME TAXES
  AND DISTRIBUTIONS ON PREFERRED
  SECURITIES......................  $  192,445           $  191,996           $  128,532
                                    ----------           ----------           ----------
Finance assets(3)
  Specialty Finance...............  $2,434,318           $2,063,838           $1,856,722
  Revolving Credit................   1,221,751            1,258,066              914,182
  Structured Capital..............   1,152,360              909,153              659,658
  Aircraft Finance................   1,248,305            1,088,811            1,464,533
  Other...........................     251,499              647,758              915,810
                                    ----------           ----------           ----------
TOTAL FINANCE ASSETS..............  $6,308,233           $5,967,626           $5,810,905
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

(2) Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment's proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; retained interests in securitizations; investment in equipment residuals and short and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets).

NOTE 19 QUARTERLY FINANCIAL DATA (UNAUDITED)

                          FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                       -------------------   -------------------   -------------------   -------------------
                         2001       2000       2001       2000       2001       2000       2001       2000
                       --------   --------   --------   --------   --------   --------   --------   --------
                                                          (In thousands)
Revenues.............  $170,702   $151,987   $163,986   $169,710   $177,886   $184,526   $196,662   $184,298
Expenses.............   124,667    110,548    124,372    124,879    130,619    135,338    137,133    127,760
Net income...........    28,426     25,084     24,434     27,160     29,911     30,417     37,800     35,355

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

     Omitted per Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted per Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted per Instruction I of Form 10-K.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

     1. Consolidated statements of income -- Years ended December 29, 2001, December 30, 2000 and January 1, 2000

     2. Consolidated balance sheets -- December 29, 2001 and December 30, 2000

     3. Consolidated statements of cash flows -- Years ended December 29, 2001, December 30, 2000 and January 1, 2000

     4. Consolidated statements of changes in shareholder's equity -- Years ended December 29, 2001, December 30, 2000 and January 1, 2000

     5. Notes to consolidated financial statements -- December 29, 2001

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS

     The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

EXHIBIT
  NO.
--------
 3.1*      Restated Certificate of Incorporation of Textron Financial,
           dated July 19, 1993
 3.2**     By-Laws of Textron Financial as of May 2, 2000
 4.1***    Indenture dated as of December 9, 1999, between Textron
           Financial Corporation and SunTrust Bank (formerly known as
           Sun Trust Bank, Atlanta), (including form of debt
           securities)
 4.2****   Indenture dated as of November 30, 2001, between Textron
           Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation
10.1*      Support Agreement dated as of May 25, 1994, between Textron
           Financial and Textron
10.2*      Receivables Purchase Agreement between Textron Financial and
           Textron dated as of January 1, 1986
10.3*      Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
12         Computation of Ratios of Earnings to Fixed Charges
23         Consent of Independent Auditors
24         Power of Attorney dated as of February 26, 2002

---------------
 Note: Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

     * Incorporated by reference to the Exhibit with the same number of Textron Financial's Registration Statement on Form 10 (File No. 0-27559)

   ** Incorporated by reference to Exhibit 3.1 of Textron Financial's quarterly report on Form 10-Q dated August 11, 2000

  *** Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

 **** Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No. 333-72676)

REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on December 17, 2001, reporting under Item 5 of Form 8-K the Company's shelf registration statement on Form S-3 authorizing the sale of medium-term notes.

Textron Financial, Textron, Bell Helicopter, Cessna, Cessna Finance Corporation,
  Asset Control, LLC, Textron Business Services, Inc., Textron Golf, Turf and Specialty Products, OmniQuip, Litchfield Financial Corporation and RFC Capital
Corporation and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2002.

                                          Textron Financial Corporation
                                          Registrant

                                          By:                  *
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 13th day of March 2002, by the following persons on behalf of the registrant and in the capacities indicated:

                                          By:                  *
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman and Chief Executive
                                              Officer,
                                            Director (Principal Executive
                                              Officer)

                                          By:                  *
                                            ------------------------------------
                                            Lewis B. Campbell
                                            Director

                                          By:                  *
                                            ------------------------------------
                                            Ted R. French
                                            Director

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