Form 10-Q
period 2002-03-31
TEXTRON FINANCIAL CORP
filed 2002-05-06
CIK 709255

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

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2002

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statements of Income for the three
     months ended March 31, 2002 and 2001 (unaudited).......    2

  Condensed Consolidated Balance Sheets at March 31, 2002
     and December 29, 2001
     (unaudited)............................................    3

  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2002 and 2001
     (unaudited)............................................    4

  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through March 31, 2002
     (unaudited)............................................    5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   13

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   17

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUES
  Finance charges and discounts.............................  $105,145   $139,261
  Rental revenues on operating leases.......................     7,064      4,756
  Other income..............................................    31,867     26,685
                                                              --------   --------
                                                               144,076    170,702
EXPENSES
  Interest..................................................    46,298     77,764
  Selling and administrative................................    40,976     33,893
  Provision for losses......................................    30,375     11,181
  Depreciation of equipment on operating leases.............     3,545      1,829
                                                              --------   --------
                                                               121,194    124,667
                                                              --------   --------
INCOME BEFORE INCOME TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES................................................    22,882     46,035
Income taxes................................................     8,349     17,258
Distributions on preferred securities (net of tax benefits
  of $201 and $207, respectively)...........................       357        351
                                                              --------   --------
NET INCOME..................................................  $ 14,176   $ 28,426
                                                              ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,     DECEMBER 29,
                                                                 2002           2001
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   36,982     $   18,489
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,112,590      2,047,088
  Revolving loans...........................................   1,355,472      1,578,922
  Golf course and resort mortgages..........................     875,452        811,951
  Floorplan receivables.....................................     691,116        474,391
  Leveraged leases..........................................     407,593        404,423
  Finance leases............................................     319,309        318,859
                                                              ----------     ----------
          Total finance receivables.........................   5,761,532      5,635,634
  Allowance for losses on receivables.......................    (147,756)      (143,756)
                                                              ----------     ----------
          Finance receivables -- net........................   5,613,776      5,491,878
Goodwill....................................................     204,494        203,564
Equipment on operating leases -- net........................     203,218        201,060
Other assets................................................     621,269        548,967
                                                              ----------     ----------
          Total assets......................................  $6,679,739     $6,463,958
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
  Accrued interest and other liabilities....................  $  337,090     $  341,394
  Amounts due to Textron Inc. ..............................      33,429         29,985
  Deferred income taxes.....................................     361,162        357,324
  Note payable to Textron Inc. .............................          --        510,000
  Other debt................................................   4,948,651      4,188,420
                                                              ----------     ----------
          Total liabilities.................................   5,680,332      5,427,123
                                                              ----------     ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      27,347         27,480
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250            250
Capital surplus.............................................     573,676        573,676
Investment in parent company preferred stock................     (25,000)       (25,000)
Accumulated other comprehensive loss........................     (17,264)       (18,793)
Retained earnings...........................................     440,398        479,222
                                                              ----------     ----------
          Total shareholder's equity........................     972,060      1,009,355
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,679,739     $6,463,958
                                                              ==========     ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    14,176   $    28,426
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for losses......................................       30,375        11,181
  Depreciation..............................................        7,167         4,572
  Deferred income tax provision.............................        3,526         6,117
  Amortization..............................................        2,792         4,003
  Gains on securitizations..................................       (7,595)       (5,170)
  Increase (decrease) in accrued interest and other
     liabilities............................................      (36,574)       19,159
  Other.....................................................       11,694       (23,465)
                                                              -----------   -----------
          Net cash provided by operating activities.........       25,561        44,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (1,889,968)   (1,860,819)
Finance receivables repaid..................................    1,536,477     1,258,849
Proceeds from receivable sales, including securitizations...      190,201       694,729
Proceeds from disposition of operating leases and other
  assets....................................................       16,041         5,364
Purchase of assets for operating leases.....................      (21,743)         (108)
Proceeds from real estate owned.............................        1,761            --
Other capital expenditures..................................       (6,686)       (3,237)
Other investments...........................................          265        (1,518)
                                                              -----------   -----------
          Net cash (used in) provided by investing
            activities......................................     (173,652)       93,260
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      407,370       297,054
Principal payments on long-term debt........................     (402,692)     (409,849)
Net increase (decrease) in commercial paper.................      787,995       (41,128)
Net increase (decrease) in other short-term debt............     (542,442)       16,464
Proceeds from issuance of nonrecourse debt..................           --        60,177
Principal payments on nonrecourse debt......................      (34,091)      (59,495)
Net increase in amounts due to Textron Inc. ................        3,444        13,637
Capital contributions from Textron Inc. ....................        2,252         2,252
Dividends paid to Textron Inc. .............................      (55,252)      (15,652)
                                                              -----------   -----------
          Net cash provided by (used in) financing
            activities......................................      166,584      (136,540)
                                                              -----------   -----------
NET INCREASE IN CASH........................................       18,493         1,543
Cash and equivalents at beginning of period.................       18,489         6,498
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    36,982   $     8,041
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                    INVESTMENT    ACCUMULATED
                                                     IN PARENT       OTHER
                                COMMON   CAPITAL      COMPANY       COMPRE-      RETAINED
                                STOCK    SURPLUS    PREF. STOCK   HENSIVE LOSS   EARNINGS     TOTAL
                                ------   --------   -----------   ------------   --------   ----------
BALANCE DECEMBER 30, 2000.....   $250    $533,676    $(25,000)            --     $400,751   $  909,677
Comprehensive income:
  Net income..................     --          --          --             --      120,571      120,571
  Other comprehensive income,
     net of income taxes:
  Unrealized net losses on
     hedge contracts..........     --          --          --       $(19,359)          --      (19,359)
  Unrealized net gains on
     interest-only
     securities...............     --          --          --            566           --          566
                                                                    --------                ----------
  Other comprehensive loss....     --          --          --        (18,793)          --      (18,793)
Comprehensive income..........     --          --          --             --           --      101,778
Capital contributions from
  Textron Inc. ...............     --      49,010          --             --           --       49,010
Dividends to Textron Inc. ....     --      (9,010)         --             --      (42,100)     (51,110)
                                 ----    --------    --------       --------     --------   ----------
BALANCE DECEMBER 29, 2001.....    250     573,676     (25,000)       (18,793)     479,222    1,009,355
Comprehensive income:
  Net income..................     --          --          --             --       14,176       14,176
  Other comprehensive income,
     net of income taxes:
  Unrealized net gains on
     hedge contracts..........     --          --          --          2,879           --        2,879
  Unrealized net losses on
     interest-only
     securities...............     --          --          --         (1,350)          --       (1,350)
                                                                    --------                ----------
  Other comprehensive
     income...................     --          --          --          1,529           --        1,529
                                                                                            ----------
Comprehensive income..........     --          --          --             --           --       15,705
Capital contributions from
  Textron Inc. ...............     --       2,252          --             --           --        2,252
Dividends to Textron Inc. ....     --      (2,252)         --             --      (53,000)     (55,252)
                                 ----    --------    --------       --------     --------   ----------
BALANCE MARCH 31, 2002........   $250    $573,676    $(25,000)      $(17,264)    $440,398   $  972,060
                                 ====    ========    ========       ========     ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 29, 2001. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at March 31, 2002 and December 29, 2001, and its consolidated results of operations and cash flows for each of the respective three-month periods ended March 31, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                                             THREE MONTHS ENDED
                                                            ---------------------
                                                            MARCH 31,   MARCH 31,
                                                              2002        2001
                                                            ---------   ---------
                                                               (IN THOUSANDS)
Securitization gains......................................   $  7,595    $  5,170
Servicing fees............................................      5,516       2,287
Investment income.........................................      4,465       3,752
Late charges..............................................      2,275       2,191
Prepayment gains..........................................      1,711       3,002
Syndication gains.........................................      1,495       4,394
Other.....................................................      8,810       5,889
                                                             --------    --------
          Total other income..............................   $ 31,867    $ 26,685
                                                             ========    ========

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3. MANAGED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                      MARCH 31,    DECEMBER 29,
                                                         2002          2001
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Owned receivables...................................  $5,761,532    $5,635,634
Securitized receivables.............................   2,409,432     2,332,025
                                                      ----------    ----------
                                                       8,170,964     7,967,659
Nonrecourse participations..........................     504,260       591,853
Third-party portfolio servicing.....................     599,765       740,246
SBA sales agreements................................      52,763        49,338
                                                      ----------    ----------
          Total managed finance receivables.........  $9,327,752    $9,349,096
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

     Owned receivables include approximately $27 million of noncash finance receivables additions, which were unfunded at March 31, 2002, primarily holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on the Condensed Consolidated Balance Sheets.

NOTE 4. LOAN IMPAIRMENT

     Textron Financial periodically assesses finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. The Company considers a loan to be impaired if the fair value of the loan is less than its carrying amount and establishes a reserve based on this difference. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collaterally dependent, at the fair value of the collateral. This evaluation is inherently subjective, as it requires estimates including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. The Company had $153.9 million of nonaccrual finance receivables at March 31, 2002, compared to $113.8 million at December 29, 2001. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $3.8 million and $2.0 million for the first three months of 2002 and 2001, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had $87.1 million of nonaccrual finance receivables at March 31, 2002, compared to $53.9 million at December 29, 2001, which were considered impaired. The allowance for losses on receivables related to impaired loans was $19.3 million at March 31, 2002, and $10.9 million at December 29, 2001. The average recorded investment in impaired loans during the first three months of 2002 was $61.6 million, compared to $72.2 million in the corresponding period in 2001.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

     On December 30, 2001, Textron Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron Financial has discontinued the amortization of goodwill. Management is currently in the process of conducting the first step of the impairment review for its goodwill and expects to complete this assessment no later than the second quarter of 2002, in accordance with the provisions of this standard. Although more analysis is necessary, a preliminary review indicates that there is no impairment of goodwill.

     Textron Financial also adopted the remaining provisions of SFAS No. 141, "Business Combinations" on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as workforce, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $0.9 million were reclassified into goodwill within the Specialty Finance segment. Goodwill totaled $133.7 million in the Specialty Finance

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

segment, $40.6 million in the Structured Capital segment, $16.6 million in the Aircraft Finance segment and $13.6 million in the Revolving Credit segment at March 31, 2002.

     The impact of discontinuing the amortization of goodwill is presented below:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2002        2001
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Reported net income.....................................   $14,176     $28,426
Add back: amortization, net of taxes....................        --       2,797
                                                           -------     -------
Adjusted net income.....................................   $14,176     $31,223
                                                           =======     =======

NOTE 6. OTHER ASSETS

                                                        MARCH 31,   DECEMBER 29,
                                                          2002          2001
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Retained interests in securitizations.................  $221,962      $178,599
Investment in equipment residuals.....................   113,258       112,804
Interest-only securities..............................    81,740        78,939
Short-term investments................................    64,117        63,819
Fixed assets -- net...................................    47,743        44,680
Repossessed assets and properties.....................    39,276        23,235
Other long-term investments...........................    28,078        24,723
Other.................................................    25,095        22,168
                                                        --------      --------
          Total other assets..........................  $621,269      $548,967
                                                        ========      ========

     The Investment in equipment residuals represents the remaining equipment residual values associated with aircraft and Textron golf and turf equipment lease payments that were securitized in 2002, 2001 and 2000. The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7. DEBT AND CREDIT FACILITIES

                                                      MARCH 31,    DECEMBER 29,
                                                         2002          2001
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................  $1,411,247    $  623,252
  Other short-term debt.............................      32,013       574,455
                                                      ----------    ----------
          Total short-term debt.....................   1,443,260     1,197,707
Long-term debt:
  5.65% -- 5.95% notes; due 2004 to 2005............     507,870       399,503
  6.71% -- 6.84% notes; due 2003 to 2007............      72,571        31,637
  7.13% -- 7.37% notes; due 2002 to 2004............   1,081,374     1,081,223
  Variable rate notes; due 2002 to 2004.............   1,843,576     1,988,350
                                                      ----------    ----------
          Total long-term debt......................   3,505,391     3,500,713
                                                      ----------    ----------
          Total debt................................  $4,948,651    $4,698,420
                                                      ==========    ==========

     The weighted average interest rates on short-term borrowings, before consideration of the effect of interest rate exchange agreements, have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 2.15% during the three months ended March 31, 2002, and 5.87% at March 31, 2001.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.31% at March 31, 2002.

     Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1.0 billion will expire in 2006. Textron Financial's lines of credit, including the $100 million line of credit with Textron, not used or reserved as support for commercial paper at March 31, 2002, were $189 million. The Company also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$50 million on an uncommitted basis. At March 31, 2002, the Company has fully used the committed portion of the facility in addition to borrowing C$8 million under the uncommitted portion of the facility. Textron Financial also has a $25 million UK facility, of which $16 million remains unused at March 31, 2002. Both the Canadian and UK facilities expire in 2002, however, prior to expiration Textron Financial expects to extend the maturity of both facilities to 2003. Textron Financial generally pays fees in support of these lines.

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

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $387.0 million at March 31, 2002. In the first quarter of 2002, Textron Financial declared and paid dividends of $55.3 million.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial has entered into interest rate exchange agreements to mitigate its exposure to interest rate changes by converting certain of its fixed rate receivables and debt issues to floating rates. The agreements require the Company to make periodic fixed rate payments in exchange for floating rate receipts based on specified notional amounts. In the first quarter of 2002, Textron Financial also entered into a foreign currency exchange agreement to convert a Y6.0 billion fixed rate note to a $44.8 variable rate note. The agreement requires the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Yen at specified notional amounts. The Company has designated these agreements fair value hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure on interest-only securities resulting from securitizations. The exchange agreements require the Company to make periodic variable payments in exchange for periodic fixed rate receipts and vice versa based on specified notional amounts. The interest rate cap and floor agreements require the Company to make periodic variable rate payments based on specified notional amounts if interest rates exceed or fall below specified rates. In the first quarter of 2002, the Company also entered into foreign currency exchange agreements to convert $78.7 million of variable rate notes receivable to C$125.0 million of fixed rate notes receivable. The agreements require the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Canadian dollars at specified notional amounts. The Company has designated these agreements cash flow hedges.

     As of March 31, 2002, Textron Financial has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its fair value or cash flow hedges.

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

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2002        2001
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Beginning of period.....................................  $(18,793)         --
Transition adjustment due to change in accounting for
  derivative instruments and hedging activities, net of
  income tax benefits of $6,948.........................        --    $(11,580)
Net deferred gain on hedge contracts, net of income
  taxes of $1,183 and $4,850, respectively..............     1,972       8,083
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $545................       907          --
Net deferred loss on interest-only securities, net of
  income tax benefits of $810...........................    (1,350)         --
                                                          --------    --------
End of period...........................................  $(17,264)   $ (3,497)
                                                          ========    ========

     Comprehensive income is summarized below:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2002        2001
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Net income..............................................   $14,176     $28,426
Other comprehensive income (loss).......................     1,529      (3,497)
                                                           -------     -------
Comprehensive income....................................   $15,705     $24,929
                                                           =======     =======

NOTE 11. CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended or contested on behalf of Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's financial position or results of operations.

NOTE 12. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's reportable segments are strategically aligned on the markets served and the products offered. During 2001, the Company decided to exit certain of its businesses and product lines and to realign its remaining businesses in four operating segments: Specialty Finance, Revolving Credit, Structured Capital and Aircraft Finance. In order to manage the orderly liquidation of the portfolios relating to the exited businesses and to segregate their results from its ongoing businesses, the Company has grouped their results in the Other segment. As a result of these changes, the financial information for the three-month period ended March 31, 2001, has been restated reflecting the realignment of the segments.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                                THREE MONTHS ENDED
                                                               ---------------------
                                                               MARCH 31,   MARCH 31,
                                                                 2002        2001
                                                               ---------   ---------
                                                                  (IN THOUSANDS)
Revenues
  Specialty Finance.........................................   $ 48,212    $ 57,503
  Revolving Credit..........................................     40,864      38,367
  Structured Capital........................................     24,341      27,128
  Aircraft Finance..........................................     23,208      30,403
  Other.....................................................      7,451      17,301
                                                               --------    --------
Total revenues..............................................   $144,076    $170,702
                                                               ========    ========
Income (loss) before income taxes and distributions on
  preferred securities (1)(2)
  Specialty Finance.........................................   $ 15,565    $ 18,182
  Revolving Credit..........................................     10,467      12,482
  Structured Capital........................................      3,842       8,782
  Aircraft Finance..........................................      1,881       8,662
  Other.....................................................     (8,873)     (2,073)
                                                               --------    --------
Total income before income taxes and distributions on
  preferred securities......................................   $ 22,882    $ 46,035
                                                               ========    ========

                                                              MARCH 31,    DECEMBER 29,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Finance assets (3)
  Specialty Finance.........................................  $2,477,127    $2,434,318
  Revolving Credit..........................................   1,337,931     1,221,751
  Structured Capital........................................   1,158,261     1,152,360
  Aircraft Finance..........................................   1,301,468     1,248,305
  Other.....................................................     215,098       251,499
                                                              ----------    ----------
Total finance assets........................................  $6,489,885    $6,308,233
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

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; beneficial interests in securitizations; investment in equipment residuals and long-term investments (some of which are classified in Other assets on Textron Financial's Condensed Consolidated Balance Sheets).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2002 and $1.0 billion will expire in 2006. None of these lines of credit were used at March 31, 2002 or December 29, 2001. While the $500 million facility includes a one year term out option, Textron Financial expects to negotiate and extend the maturity of the facility in 2002. Textron Financial also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$50 million on an uncommitted basis. At March 31, 2002, Textron Financial has fully used the committed portion of the facility in addition to borrowing C$8 million under the uncommitted portion of the facility. Textron Financial also has a $25 million UK facility, of which $16 million remains unused at March 31, 2002. Both the Canadian and UK facilities expire in 2002, however, prior to expiration Textron Financial expects to extend the maturity of both facilities to 2003. Unused lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper were $189 million at March 31, 2002, compared to $975 million at December 29, 2001. The decrease in the unused lines of credit is attributable to the pay down and termination of the short-term revolving note agreement with Textron.

     Under a shelf registration statement filed with the SEC, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3 billion. In the first quarter of 2002, Textron Financial issued $249 million of fixed rate notes and $158 million of floating rate notes under this facility that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt at par. At March 31, 2002, Textron Financial had $2.6 billion available under this facility.

     During the first quarter of 2002, Textron Financial received proceeds from securitizations of $132 million of small business finance receivables (on a revolving basis), $38 million of captive golf and turf finance receivables, $10 million of resort receivables and $5 million of land finance receivables. These securitizations provided Textron Financial with an alternate source of funding while maintaining desired debt-to-capital ratios. Textron Financial used the proceeds from the securitizations to retire commercial paper. In connection with these securitizations, Textron Financial is obligated to repurchase a certain class of loans within a $175 million revolving securitization conduit if Textron Financial's credit rating drops below BBB. Such loans amounted to $33 million at March 31, 2002. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2002.

     During the fourth quarter of 2001, certain of Textron Financial's commercial paper and long-term debt credit ratings were downgraded. Although Textron Financial's borrowing spreads have increased as a result of the downgrades, Textron Financial has not experienced any change in its access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, long-term debt and securitization markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants with which Textron Financial must comply in order to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at March 31, 2002. Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Cash flows provided by operations were $26 million during the first quarter of 2002, compared to $45 million in the corresponding period last year. The decrease was due principally to the timing of payments of accrued interest and other liabilities, partially offset by a higher loss provision and a decrease in other assets. Cash flows used in investing activities were funded primarily from the collection of receivables, the syndication and securitization of receivables and through the issuance of debt.

     Textron Financial declared and paid dividends to Textron of $55.3 million during the first quarter of 2002, compared to $15.7 million of dividends declared and paid during the corresponding period of 2001. The increase in 2002 was due to excess capital that resulted from slower than anticipated receivable growth in the first quarter of 2002.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at March 31, 2002, up from 82% at December 29, 2001. Textron Financial's ratio of earnings to fixed charges was 1.49x for the three months ended March 31, 2002, compared to 1.59x for the corresponding three months in 2001. Commercial paper and Other short-term debt as a percentage of total debt was 29% at March 31, 2002, compared to 25% at December 29, 2001. Relative changes in short and long-term debt primarily depend on matching the duration of assets and liabilities.

Finance Assets

     Textron Financial's portfolio includes a wide variety of loans and leases, almost entirely on a secured basis, to customers located primarily in North America. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral and among borrowers.

     Total finance assets were $6.5 billion at March 31, 2002, up 3% from $6.3 billion at December 29, 2001. The increase in finance assets was mostly due to increases in dealer floorplan receivables ($217 million, including a $124 million portfolio purchase), golf finance receivables ($47 million), and aircraft finance receivables and operating lease assets ($45 million), partially offset by a decrease in small business financing due to a revolving portfolio securitization and the continued liquidation of the portfolios relating to the exited businesses.

     Finance receivable additions for the first quarter of 2002 were consistent with 2001 at $1.9 billion.

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets increased to 2.97% ($193 million) at March 31, 2002, compared to 2.13% ($134 million) at December 29, 2001. The $59 million increase was primarily related to increases in syndicated bank loans in the Structured Capital segment, media finance in the Specialty Finance segment and the highly collateralized Aircraft Finance segment, partially offset by decreases in other portfolios. The allowance for losses on receivables as a percentage of nonperforming assets decreased to 77% at March 31, 2002, compared to 107% at December 29, 2001. The decrease in the percentage reflects the high value collateral supporting the nonperforming assets that should result in lower expected loan losses.

Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this matching strategy. At March 31, 2002, interest-sensitive assets in excess of interest-sensitive liabilities were $466 million, net of $370 million of variable rate interest rate exchange agreements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

relating to debt and $96 million of variable rate interest rate exchange agreements on finance receivables, compared to interest-sensitive assets in excess of interest-sensitive liabilities of $410 million, net of $370 million of interest rate exchange agreements on long-term debt and $97 million of interest rate exchange agreements on finance receivables. The change in the Company's net position does not reflect a change in management's match funding strategy, which is consistent with year-end.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases or decreases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at March 31, 2002, indicated no material effect on Textron Financial's net income and cash flows for the following twelve-month period or fair value at March 31, 2002.

Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve a prudent balance between floating and fixed rate debt. These agreements do not involve a high degree of complexity or risk. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign-currency-denominated assets and liabilities into functional-currency-denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts are not material.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31, 2001

Revenues

     First quarter 2002 revenues decreased by $26.6 million, or 15.6%, compared to the corresponding period in 2001. Lower finance charges and discounts reflect a lower average yield of 7.85% versus 10.27% in 2001, primarily due to a lower interest rate environment. Lower average yields were offset by higher average finance receivables before consideration of a revolving floorplan securitization conduit and by higher servicing, investment income and higher operating lease rental revenue. Operating lease rental revenue increased $2.3 million on a higher level of average operating lease assets, primarily in the Aircraft Finance segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Interest Expense

     First quarter 2002 interest expense decreased by $31.5 million, or 40.5%, on 1.9% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.84% from 6.54%, attributable to a lower interest rate environment.

Interest Margin

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

     Interest margin increased $4.8 million, or 25 basis points, (7.01% versus 6.76% on average net investment) for the first quarter of 2002 compared to the corresponding period in 2001. The increase in interest margin reflects an increase in the spread between average yield on finance receivables and the average borrowing rate on the corresponding debt.

Selling and Administrative Expenses

     Selling and administrative expenses of $41.0 million increased $7.1 million in the first quarter of 2002 compared to the corresponding period in 2001. The increase in 2002 principally reflects higher operating expenses related to growth in managed receivables, service-related operations and higher legal and collection expenses. Selling and administrative expenses as a percentage of average managed receivables were 1.79% (on an annualized basis) in the first quarter of 2002, compared to 1.69% in 2001.

Provision for Losses

     The provision for losses of $30.4 million for the first quarter of 2002 increased from $11.2 million for the corresponding period in 2001. The increase reflects higher net charge-offs primarily in the liquidating portfolios and the Structured Capital segment, and an increase in the allowance for losses reflecting growth in nonperforming assets. Net charge-offs were $27.7 million in the first quarter of 2002 compared to $16.4 million in the corresponding period of 2001.

     Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

Operating Results by Segment

     Specialty Finance income before income taxes and distributions on preferred securities decreased by $2.6 million despite $311 million higher average finance assets and higher interest margin ($1.1 million). The increase in interest margin was principally offset by higher provision for losses ($2.4 million) and higher operating expenses ($2.3 million).

     Revolving Credit income before income taxes and distributions on preferred securities decreased by $2.0 million despite $641 million higher average finance assets before consideration of the revolving floorplan conduit and higher interest margin ($12.2 million) offset by higher provision for losses ($8.8 million) and higher operating expenses ($5.4 million).

     Structured Capital income before income taxes and distributions on preferred securities decreased by $4.9 million despite higher average finance assets of $216 million principally due to lower interest margin ($1.4 million), higher operating expenses ($1.2 million) and higher provision for losses ($3.1 million).

     Aircraft Finance income before income taxes and distributions on preferred securities decreased by $6.8 million principally reflecting a lower interest margin ($5.1 million), higher provision for losses ($1.0 million) and higher operating lease depreciation ($1.0 million) despite $163 million higher average

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

finance assets. The lower interest margin is due to competitive pressures inhibiting the ability to pass on higher interest rate spreads to benchmark borrowing rates such as U.S. Treasury rates and LIBOR.

Net Income

     First quarter 2002 net income was $14.2 million, $14.3 million or 50.1% lower than the corresponding period in 2001. Despite a higher interest margin, net income decreased due to higher provision for losses, reflecting higher net charge-offs and an increase in the allowance for losses on receivables, higher operating expenses, primarily related to growth in managed receivables, higher operating expenses in service-related operations and higher legal and collection expenses.

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

                          PART II.  OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
     4.1    Indenture dated as of December 9, 1999, between Textron
            Financial Corporation and SunTrust Bank (formerly known as
            Sun Trust Bank, Atlanta), (including form of debt
            securities). Incorporated by reference to Exhibit 4.1 to
            Amendment No. 2 to Textron Financial Corporation's
            Registration Statement on Form S-3 (No. 333-88509).
     4.2    Indenture dated as of November 30, 2001, between Textron
            Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to amendment No. 1 to Textron Financial
            Corporation's Registration Statement on Form S-3 (No.
            333-72676).
      12    Computation of Ratios of Earnings to Fixed Charges

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2002                         TEXTRON FINANCIAL CORPORATION

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