Form 10-Q
period 2002-06-30
TEXTRON FINANCIAL CORP
filed 2002-08-12
CIK 709255

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2002

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statements of Income for the three
     and six months ended June 30, 2002 and 2001
     (unaudited)............................................    2

  Condensed Consolidated Balance Sheets at June 30, 2002 and
     December 29, 2001 (unaudited)..........................    3

  Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2002 and 2001 (unaudited)....    4

  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through June 30, 2002
     (unaudited)............................................    5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................   21

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
REVENUES
  Finance charges and discounts....................  $105,488   $129,511   $210,633   $268,772
  Rental revenues on operating leases..............     7,141      4,620     14,205      9,376
  Other income.....................................    36,393     29,855     68,260     56,540
                                                     --------   --------   --------   --------
                                                      149,022    163,986    293,098    334,688
EXPENSES
  Interest.........................................    48,858     69,994     95,156    147,758
  Selling and administrative.......................    42,549     38,922     83,525     72,815
  Provision for losses.............................    25,011     11,708     55,386     22,889
  Depreciation of equipment on operating leases....     3,419      1,895      6,964      3,724
  Special charges..................................        --      1,853         --      1,853
                                                     --------   --------   --------   --------
                                                      119,837    124,372    241,031    249,039
                                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON
  PREFERRED SECURITIES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................    29,185     39,614     52,067     85,649
Income taxes.......................................    10,281     14,825     18,630     32,083
Distributions on preferred securities (net of tax
  benefits of $190, $207, $391 and $414,
  respectively)....................................       368        355        725        706
                                                     --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................    18,536     24,434     32,712     52,860
Cumulative effect of change in accounting principle
  (net of tax benefit of $8,278)...................        --         --     15,372         --
                                                     --------   --------   --------   --------
NET INCOME.........................................  $ 18,536   $ 24,434   $ 17,340   $ 52,860
                                                     ========   ========   ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 29,
                                                                 2002           2001
                                                              ----------    ------------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   20,575     $   18,489
Finance receivables, net of unearned income:
  Installment contracts.....................................   2,094,763      2,047,088
  Revolving loans...........................................   1,420,380      1,578,922
  Golf course and resort mortgages..........................     878,702        811,951
  Floorplan receivables.....................................     749,109        474,391
  Finance leases............................................     432,303        318,859
  Leveraged leases..........................................     412,744        404,423
                                                              ----------     ----------
          Total finance receivables.........................   5,988,001      5,635,634
  Allowance for losses on receivables.......................    (151,811)      (143,756)
                                                              ----------     ----------
          Finance receivables -- net........................   5,836,190      5,491,878
Equipment on operating leases -- net........................     192,714        201,060
Goodwill....................................................     180,843        203,564
Other assets................................................     564,425        548,967
                                                              ----------     ----------
          Total assets......................................  $6,794,747     $6,463,958
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  352,509     $  341,394
Amounts due to Textron Inc. ................................      24,920         29,985
Deferred income taxes.......................................     382,605        357,324
Note payable to Textron Inc. ...............................          --        510,000
Other debt..................................................   5,036,462      4,188,420
                                                              ----------     ----------
          Total liabilities.................................   5,796,496      5,427,123
                                                              ----------     ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      27,215         27,480
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250            250
Capital surplus.............................................     573,676        573,676
Investment in parent company preferred stock................     (25,000)       (25,000)
Accumulated other comprehensive loss........................     (21,452)       (18,793)
Retained earnings...........................................     443,562        479,222
                                                              ----------     ----------
          Total shareholder's equity........................     971,036      1,009,355
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,794,747     $6,463,958
                                                              ==========     ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    17,340   $    52,860
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of change in accounting principle, net
     of tax benefit.........................................       15,372            --
  Provision for losses......................................       55,386        22,889
  Deferred income tax provision.............................       25,765         9,777
  Depreciation..............................................       14,338         9,379
  Amortization..............................................        4,942         9,774
  Gains on securitizations..................................      (19,238)      (13,561)
  Decrease in accrued interest and other liabilities........      (44,431)       (2,994)
  Other.....................................................        5,324       (21,739)
                                                              -----------   -----------
          Net cash provided by operating activities.........       74,798        66,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (4,300,740)   (3,654,760)
Finance receivables repaid..................................    3,632,522     2,790,170
Proceeds from receivable sales, including securitizations...      355,633       818,097
Acquisitions, net of cash acquired..........................           --      (387,524)
Proceeds from disposition of operating leases and other
  assets....................................................       32,677         9,386
Purchase of assets for operating leases.....................      (31,294)       (7,728)
Proceeds from real estate owned.............................        3,594            --
Other capital expenditures..................................      (12,616)       (6,737)
Other investments...........................................       20,727        (4,263)
                                                              -----------   -----------
          Net cash used in investing activities.............     (299,497)     (443,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    1,294,829       548,440
Principal payments on long-term debt........................     (737,900)     (594,642)
Net increase in commercial paper............................      319,863       430,940
Net (decrease) increase in other short-term debt............     (546,841)       11,530
Proceeds from issuance of nonrecourse debt..................           --        60,177
Principal payments on nonrecourse debt......................      (43,624)      (78,414)
Net (decrease) increase in amounts due to Textron Inc.......       (5,065)        1,693
Capital contributions from Textron Inc......................        4,505        44,504
Dividends paid to Textron Inc...............................      (57,505)      (29,804)
                                                              -----------   -----------
          Net cash provided by financing activities.........      228,262       394,424
Effect of exchange rate changes on cash.....................       (1,477)           --
                                                              -----------   -----------
NET INCREASE IN CASH........................................        2,086        17,450
Cash and equivalents at beginning of period.................       18,489         6,498
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    20,575   $    23,948
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                    INVESTMENT    ACCUMULATED
                                                     IN PARENT       OTHER
                                COMMON   CAPITAL      COMPANY       COMPRE-      RETAINED
                                STOCK    SURPLUS    PREF. STOCK   HENSIVE LOSS   EARNINGS     TOTAL
                                ------   --------   -----------   ------------   --------   ----------
BALANCE DECEMBER 30, 2000.....   $250    $533,676    $(25,000)            --     $400,751   $  909,677
Comprehensive income:
  Net income..................     --          --          --             --      120,571      120,571
  Other comprehensive income
     (loss), net of income
     taxes:
  Unrealized net losses on
     hedge contracts..........     --          --          --       $(19,359)          --      (19,359)
  Unrealized net gains on
     interest-only
     securities...............     --          --          --            566           --          566
                                                                    --------                ----------
  Other comprehensive loss....     --          --          --        (18,793)          --      (18,793)
                                                                                            ----------
Comprehensive income..........     --          --          --             --           --      101,778
Capital contributions from
  Textron Inc.................     --      49,010          --             --           --       49,010
Dividends to Textron Inc......     --      (9,010)         --             --      (42,100)     (51,110)
                                 ----    --------    --------       --------     --------   ----------
BALANCE DECEMBER 29, 2001.....    250     573,676     (25,000)       (18,793)     479,222    1,009,355
Comprehensive income:
  Net income..................     --          --          --             --       17,340       17,340
  Other comprehensive income
     (loss), net of income
     taxes:
  Foreign currency translation
     adjustments..............     --          --          --         (3,375)          --       (3,375)
  Unrealized net gains on
     hedge contracts..........     --          --          --          2,452           --        2,452
  Unrealized net losses on
     interest-only
     securities...............     --          --          --         (1,736)          --       (1,736)
                                                                    --------                ----------
  Other comprehensive loss....     --          --          --         (2,659)          --       (2,659)
                                                                                            ----------
Comprehensive income..........     --          --          --             --           --       14,681
Capital contributions to
  Textron Inc.................     --       4,505          --             --           --        4,505
Dividends to Textron Inc......     --      (4,505)         --             --      (53,000)     (57,505)
                                 ----    --------    --------       --------     --------   ----------
BALANCE JUNE 30, 2002.........   $250    $573,676    $(25,000)      $(21,452)    $443,562   $  971,036
                                 ====    ========    ========       ========     ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 29, 2001. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at June 30, 2002 and December 29, 2001, and its consolidated results of operations and cash flows for each of the respective three- and six-month periods ended June 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                      --------------------    --------------------
                                      JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                        2002        2001        2002        2001
                                      --------    --------    --------    --------
Securitization gains..............    $11,643     $ 8,391     $19,238     $13,561
Servicing fees....................      6,982       4,754      12,498       7,041
Investment income.................      5,920       3,706      10,385       7,457
Late charges......................      2,743       2,692       5,018       4,883
Prepayment gains..................      3,157       2,089       4,868       5,091
Syndication gains.................      2,423       2,000       3,918       6,394
Other.............................      3,525       6,223      12,335      12,113
                                      -------     -------     -------     -------
          Total other income......    $36,393     $29,855     $68,260     $56,540
                                      =======     =======     =======     =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

     Cash collections on current and prior period securitization gains were $10.2 million and $2.4 million for the three-month periods ended June 30, 2002 and June 30, 2001, respectively, and $23.1 million and $5.8 million for the six-month periods ended June 30, 2002 and June 30, 2001, respectively.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3. MANAGED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                       JUNE 30,    DECEMBER 29,
                                                         2002          2001
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Owned receivables...................................  $5,988,001    $5,635,634
Securitized receivables.............................   2,395,844     2,332,025
                                                      ----------    ----------
                                                       8,383,845     7,967,659
Nonrecourse participations..........................     478,185       591,853
Third-party portfolio servicing.....................     559,782       740,246
SBA sales agreements................................      56,505        49,338
                                                      ----------    ----------
  Total managed finance receivables.................  $9,478,317    $9,349,096
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

     Owned receivables include approximately $60 million of noncash finance receivables additions, which were unfunded at June 30, 2002, primarily holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on the Condensed Consolidated Balance Sheets.

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. The Company had $173.5 million of nonaccrual finance receivables at June 30, 2002, compared to $113.8 million at December 29, 2001. Nonaccrual loans resulted in Textron Financial's revenues being reduced by approximately $7.4 million and $4.7 million for the first six months of 2002 and 2001, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had $111.6 million of nonaccrual finance receivables at June 30, 2002, compared to $53.9 million at December 29, 2001, which were considered impaired. The allowance for losses on receivables related to impaired loans was $22.3 million at June 30, 2002, and $10.9 million at December 29, 2001. The average recorded investment in impaired loans during the first six months of 2002 was $84.2 million, compared to $64.6 million in the corresponding period in 2001.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 5. GOODWILL

     On December 30, 2001, Textron Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron Financial has discontinued the amortization of goodwill. Goodwill amortization expense for the three- and six-month periods ended June 30, 2001, was $2.8 million and $5.6 million, respectively, net of income taxes.

     Under SFAS No. 142, Textron Financial was required to test all existing goodwill for impairment as of December 30, 2001, on a "reporting unit" basis. The reporting unit represents the operating segment unless, at businesses one level below that operating segment, discrete financial information is prepared that is reviewed by management, in which case such component is the reporting unit. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were established using a discounted cash flow methodology.

     As a result of this impairment review of goodwill, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million ($23.7 million, pre-tax), which is reported in the caption "Cumulative effect of change in accounting principle." This charge relates to the Franchise Finance division within the Specialty Finance segment and is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for this reporting unit under the previous goodwill impairment accounting standard, which was based on undiscounted cash flows.

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

     Goodwill totaled $110.0 million in the Specialty Finance segment, $40.6 million in the Structured Capital segment, $16.6 million in the Aircraft Finance segment and $13.6 million in the Revolving Credit segment at June 30, 2002.

     The impact of discontinuing the amortization of goodwill is presented below:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2002       2001       2002       2001
                                         --------   --------   --------   --------
                                                      (IN THOUSANDS)
Reported net income....................  $18,536    $24,434    $17,340    $52,860
Add back: amortization, net of taxes...       --      2,796         --      5,593
                                         -------    -------    -------    -------
Adjusted net income....................  $18,536    $27,230    $17,340    $58,453
                                         =======    =======    =======    =======

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 6. OTHER ASSETS

                                                        JUNE 30,   DECEMBER 29,
                                                          2002         2001
                                                        --------   ------------
                                                            (IN THOUSANDS)
Retained interests in securitizations.................  $240,407     $178,599
Investment in equipment residuals.....................   106,343      112,804
Interest-only securities..............................    82,084       78,939
Fixed assets -- net...................................    49,922       44,680
Repossessed assets and properties.....................    30,677       23,235
Other long-term investments...........................    26,592       24,723
Short-term investments................................        --       63,819
Other.................................................    28,400       22,168
                                                        --------     --------
          Total other assets..........................  $564,425     $548,967
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

NOTE 7. DEBT AND CREDIT FACILITIES

                                                       JUNE 30,    DECEMBER 29,
                                                         2002          2001
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................  $  943,115    $  623,252
  Other short-term debt.............................      27,614        64,455
  Note payable to Textron Inc.......................          --       510,000
                                                      ----------    ----------
          Total short-term debt.....................     970,729     1,197,707
Long-term debt:
  5.65% -- 5.95% notes; due 2003 to 2007............   1,153,824       399,503
  6.28% -- 6.84% notes; due 2003 to 2007............      99,026        31,637
  7.13% -- 7.37% notes; due 2002 to 2004............   1,107,667     1,081,223
  Variable rate notes; due 2002 to 2007.............   1,705,216     1,988,350
                                                      ----------    ----------
          Total long-term debt......................   4,065,733     3,500,713
                                                      ----------    ----------
          Total debt................................  $5,036,462    $4,698,420
                                                      ==========    ==========

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 2.20% during the six months ended June 30, 2002, and 2.21% at June 30, 2002.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.46% at June 30, 2002.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2003 and $1.0 billion will expire in 2006. Textron Financial's lines of credit, including the $100 million line of credit with Textron, not used or reserved as support for commercial paper at June 30, 2002, were $657 million. The Company also maintains a C$50 million committed facility, under which it can borrow an additional C$50 million on an uncommitted basis. At June 30, 2002, the Company had used C$46 million of the committed portion of the facility. Textron Financial also has a $25 million UK facility, of which $18 million remains unused at June 30, 2002. Both the Canadian and UK facilities expire in 2002, however, Textron Financial expects to extend the maturity of both facilities to 2003. Textron Financial generally pays fees in support of these lines.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to securitization trusts. At June 30, 2002 and December 29, 2001, the amount of debt related to these securitization trusts was $2.1 billion and $1.4 billion, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $358.7 million at June 30, 2002. In the first six months of 2002, Textron Financial declared and paid dividends of $57.5 million.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial has entered into interest rate exchange agreements to mitigate its exposure to interest rate changes by converting certain of its fixed rate receivables and debt issues to floating rates. The agreements require the Company to make periodic fixed rate payments in exchange for floating rate receipts and vice versa based on specified notional amounts. In the first six months of 2002, the Company also entered into foreign currency exchange agreements to convert a Y6.0 billion fixed rate note to a $44.8 million variable rate note. The agreement requires the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Yen at specified notional amounts. The Company has designated these agreements fair value hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure on interest-only securities resulting from securitizations. The exchange agreements require the Company to make periodic variable payments in exchange for periodic fixed rate receipts and vice versa based on specified notional amounts. The interest rate cap and floor agreements require the Company to make periodic variable rate payments based on specified notional amounts if interest rates exceed or fall below specified rates. The Company has designated these agreements cash flow hedges.

     In the first six months of 2002, the Company also entered into foreign currency exchange agreements to convert $107.0 million of variable rate notes receivable to C$170.0 million of fixed rate notes receivable to manage foreign currency exposure by matching to Canadian denominated debt. The agreements require the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Canadian dollars at specified notional amounts. The Company has designated these agreements cash flow hedges.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     As of June 30, 2002, Textron Financial has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its fair value or cash flow hedges.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                           SIX MONTHS ENDED
                                                          -------------------
                                                          JUNE 30,   JUNE 30,
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Beginning of period.....................................  $(18,793)        --
Foreign currency translation adjustments................    (3,375)        --
Transition adjustment due to change in accounting for
  derivative instruments and hedging activities, net of
  income tax benefit of $6,948..........................        --   $(11,580)
Net deferred gain (loss) on hedge contracts, net of
  income taxes of $647 and income tax benefit of $2,086,
  respectively..........................................     1,079     (3,477)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $824 and $281,
  respectively..........................................     1,373        469
Net deferred loss on interest-only securities, net of
  income tax benefit of $1,042..........................    (1,736)        --
                                                          --------   --------
End of period...........................................  $(21,452)  $(14,588)
                                                          ========   ========

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Comprehensive income is summarized below:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                        -------------------   -------------------
                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                          2002       2001       2002       2001
                                        --------   --------   --------   --------
                                                     (IN THOUSANDS)
Net income............................  $18,536    $24,434    $17,340    $ 52,860
Other comprehensive loss..............   (4,188)      (635)    (2,659)    (14,588)
                                        -------    -------    -------    --------
Comprehensive income..................  $14,348    $23,799    $14,681    $ 38,272
                                        =======    =======    =======    ========

NOTE 11. CONTINGENCIES

     There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's financial position or results of operations.

NOTE 12. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's reportable segments are strategically aligned on the markets served and the products offered. During 2001, the Company decided to exit certain of its businesses and product lines and to realign its remaining businesses in four operating segments: Specialty Finance, Revolving Credit, Structured Capital and Aircraft Finance. In order to manage the orderly liquidation of the portfolios relating to the exited businesses and to segregate their results from its ongoing businesses, the Company has grouped their results in the Other segment. As a result of these changes, the financial information for the three- and six-month periods ended June 30, 2001, has been restated reflecting the realignment of the segments.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Revenues
  Specialty Finance........................  $ 50,446   $ 56,893   $ 98,658   $114,396
  Revolving Credit.........................    44,637     32,266     85,501     70,633
  Structured Capital.......................    26,835     27,851     51,176     54,979
  Aircraft Finance.........................    20,078     29,539     43,286     59,942
  Other....................................     7,026     17,437     14,477     34,738
                                             --------   --------   --------   --------
Total revenues.............................  $149,022   $163,986   $293,098   $334,688
                                             ========   ========   ========   ========

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Income (loss) before special charges,
  income taxes, distributions on preferred
  securities and cumulative effect of
  change in accounting principle (1)(2)
  Specialty Finance........................  $ 17,750   $ 19,014   $ 33,315   $ 37,196
  Revolving Credit.........................    10,369      8,500     20,836     20,982
  Structured Capital.......................     7,564      9,747     11,406     18,529
  Aircraft Finance.........................       361      6,309      2,745     14,971
  Other....................................    (6,859)    (2,103)   (16,235)    (4,176)
                                             --------   --------   --------   --------
Total income before special charges, income
  taxes, distributions on preferred
  securities and cumulative effect of
  change in accounting principle...........  $ 29,185   $ 41,467   $ 52,067   $ 87,502
  Special charges..........................        --     (1,853)        --     (1,853)
                                             --------   --------   --------   --------
Total income before income taxes,
  distributions on preferred securities and
  cumulative effect of change in accounting
  principle................................  $ 29,185   $ 39,614   $ 52,067   $ 85,649
                                             ========   ========   ========   ========

                                                               JUNE 30,    DECEMBER 29,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Finance assets (3)
  Specialty Finance.........................................  $2,584,539    $2,434,318
  Revolving Credit..........................................   1,391,196     1,221,751
  Structured Capital........................................   1,166,340     1,152,360
  Aircraft Finance..........................................   1,327,196     1,248,305
  Other.....................................................     197,547       251,499
                                                              ----------    ----------
Total finance assets........................................  $6,666,818    $6,308,233
                                                              ==========    ==========

---------------

(1) Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate financing assets and fixed rate debt with fixed rate financing assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and short-term debt, sales of medium and long-term debt in the U.S. and foreign financial markets and junior subordinated borrowing under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank line of credit agreements of $1.5 billion, of which $500 million will expire in 2003 and $1.0 billion will expire in 2006. The $500 million facility includes a one-year term out option. None of these lines of credit were used at June 30, 2002 or December 29, 2001. Textron Financial also maintains a C$50 million committed facility, under which it can borrow an additional C$50 million on an uncommitted basis. At June 30, 2002, Textron Financial had used C$46 million of the committed portion of the facility. Textron Financial also has a $25 million UK facility, of which $18 million remains unused at June 30, 2002. Both the Canadian and UK facilities expire in 2002, however, Textron Financial expects to extend the maturity of both facilities to 2003. Unused lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper, were $657 million at June 30, 2002, compared to $975 million at December 29, 2001. The decrease in the unused lines of credit is attributable to the pay down and termination of a short-term revolving note agreement with Textron.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Financial issued $1.2 billion of term notes in the first six months of 2002, primarily in the U.S. and Canadian markets, that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt. At June 30, 2002, Textron Financial had $1.8 billion available under this facility.

     During the first six months of 2002, Textron Financial received net proceeds from securitizations of $169 million of small business finance receivables (on a revolving basis), $75 million of floorplan finance receivables (on a revolving basis), $38 million of captive golf and turf finance receivables, $45 million of resort receivables and $5 million of land finance receivables. These securitizations provided Textron Financial with an alternate source of liquidity while maintaining desired debt-to-equity ratios. Textron Financial used the proceeds from the securitizations to retire commercial paper. In connection with a $220 million revolving securitization, Textron Financial is obligated to repurchase a certain class of loans if Textron Financial's credit rating drops below BBB. Such loans amounted to $41 million at June 30, 2002. Textron Financial has no other repurchase obligations in connection with any other securitization transactions. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2002.

     During the fourth quarter of 2001, certain of Textron Financial's commercial paper and long-term debt credit ratings were downgraded. Although Textron Financial's borrowing spreads have increased as a result of the downgrades, Textron Financial continues to have access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, long-term debt and securitization markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants with which Textron Financial must comply in order to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at June 30, 2002. Textron Financial believes that is has adequate credit facilities and access to credit markets to meet its long-term financing needs.

     Cash flows provided by operations were $75 million during the first six months of 2002, compared to $66 million in the corresponding period last year. The increase was due principally to the timing of income tax

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

payments and a 3% increase in net income before depreciation, amortization, provision for losses and the cumulative effect of change in accounting principle. Cash flows used in investing activities were funded primarily from the collection of receivables, the syndication and securitization of receivables and through the issuance of debt.

     Textron Financial declared and paid dividends to Textron of $57.5 million during the first six months of 2002, compared to $29.8 million of dividends declared and paid during the corresponding period of 2001. The increase in 2002 was due to excess capital that resulted from slower than anticipated receivable growth in the first six months of 2002 and the return of capital to Textron associated with the sale of a finance receivable portfolio.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at June 30, 2002, up from 82% at December 29, 2001. Textron Financial's ratio of earnings to fixed charges was 1.54x for the six months ended June 30, 2002, compared to 1.57x for the corresponding six months in 2001. Total short-term debt as a percentage of total debt was 19% at June 30, 2002, compared to 25% at December 29, 2001. Relative changes in short and long-term debt primarily depend on matching the duration of assets and liabilities.

Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral and among borrowers.

     Total finance assets were $6.7 billion at June 30, 2002, up from $6.3 billion at December 29, 2001. The increase in finance assets was mostly due to increases in floorplan finance receivables net of revolving securitization conduit ($291 million), golf finance receivables ($97 million), aircraft finance receivables, including operating lease assets ($79 million), and land finance receivables ($35 million), partially offset by a decrease in small business financing due to a revolving securitization conduit and the continued liquidation of the portfolios related to certain exited businesses in the Other segment.

     Finance receivable additions for the first six months of 2002 were $4.3 billion, compared to $3.7 billion in the corresponding period last year. Floorplan finance receivable additions increased $875 million, including portfolio purchases of $241 million. This increase was partially offset by decreases in other portfolios due to a weaker economic environment.

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets, increased to 3.06% ($204 million) at June 30, 2002, compared to 2.97% ($193 million) at March 31, 2002 and 2.13% ($134 million) at December 29, 2001. The $70 million increase in nonperforming assets at June 30, 2002, as compared to December 29, 2001, was largely due to increases in syndicated bank loans ($37 million), the Aircraft Finance segment ($32 million), media finance ($16 million), floorplan finance ($6 million) and franchise finance ($5 million), partially offset by decreases in asset-based lending ($23 million) and exited businesses ($4 million). The increase in nonperforming assets in syndicated bank loans is primarily related to loans to the telecommunications industry, which has experienced economic weakness. Current economic conditions will likely put continued pressure on Textron Financial's overall portfolio quality. The allowance for losses on receivables as a percentage of nonperforming assets decreased to 74% at June 30, 2002, compared to 77% at March 31, 2002 and 107% at December 29, 2001. The decrease in the percentage reflects management's assessment of adequate collateral value supporting the increase in nonperforming assets at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates and includes entering into interest rate exchange agreements as part of this strategy. At June 30, 2002, interest-sensitive assets in excess of interest-sensitive liabilities were $588 million, net of $1.0 billion of variable rate interest rate exchange agreements relating to debt and $95 million of variable rate interest rate exchange agreements on finance receivables, compared to interest-sensitive assets in excess of interest-sensitive liabilities of $410 million, net of $370 million of interest rate exchange agreements relating to debt and $97 million of interest rate exchange agreements on finance receivables at December 29, 2001. The increase in interest rate exchange agreements was directly related to the conversion of fixed rate debt to variable rate debt at the time of issuance. The Company's net position does not reflect a change in management's match funding strategy, which is consistent with year-end.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases or decreases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measure the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at June 30, 2002, indicated no material effect on Textron Financial's net income and cash flows for the following twelve-month period.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts are not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

REVENUES

Three months ended June 30, 2002 vs. June 30, 2001

     Second quarter 2002 revenues decreased by $15.0 million, or 9.1%, compared to the corresponding period in 2001. The decrease in revenues reflects lower finance charges and discounts of $24.0 million from a lower average yield (7.60% versus 9.46% in 2001), primarily due to a lower interest rate environment, partially offset by higher fee income of $6.5 million, principally securitization gains, investment income and servicing income and higher operating lease revenue of $2.5 million. Operating lease rental revenue increased due to a higher level of average operating lease assets, primarily in the Aircraft Finance segment.

Six months ended June 30, 2002 vs. June 30, 2001

     Revenues for the first six months of 2002 decreased by $41.6 million, or 12.4%, compared to the corresponding period in 2001. The decrease in revenues reflects lower finance charges and discounts of $58.1 million from a lower average yield (7.68% versus 9.82% in 2001), primarily due to a lower interest rate environment, partially offset by higher fee income of $11.7 million, principally securitization gains, servicing income and investment income and higher operating lease rental revenue of $4.8 million. Operating lease rental revenue increased due to a higher level of average operating lease assets, primarily in the Aircraft Finance segment.

INTEREST EXPENSE

Three months ended June 30, 2002 vs. June 30, 2001

     Second quarter 2002 interest expense decreased by $21.1 million, or 30.2%, on 4.9% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.92% from 5.87%, attributable to a lower interest rate environment.

Six months ended June 30, 2002 vs. June 30, 2001

     Interest expense for the first six months of 2002 decreased by $52.6 million, or 35.6%, on 3.4% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.88% from 6.20%, attributable to a lower interest rate environment.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings).

Three months ended June 30, 2002 vs. June 30, 2001

     Interest margin for the second quarter of 2002 increased $6.2 million, or 15 basis points (6.93% versus 6.78% on average net investment), compared to the corresponding period in 2001. The increase in interest margin primarily reflects higher fee income, principally securitization gains, investment income and servicing income.

Six months ended June 30, 2002 vs. June 30, 2001

     Interest margin increased $11.0 million, or 42 basis points (6.92% versus 6.50% on average net investment), for the first six months of 2002, compared to the corresponding period in 2001. The increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

interest margin primarily reflects higher fee income, principally securitization gains, servicing income and investment income.

SELLING AND ADMINISTRATIVE EXPENSES

Three months ended June 30, 2002 vs. June 30, 2001

     Selling and administrative expenses of $42.5 million increased $3.6 million in the second quarter of 2002, compared to the corresponding period in 2001. The increase in 2002 principally reflects $4.6 million of higher legal and collection expenses and $1.7 million due to growth in managed receivables, partially offset by a reduction in goodwill amortization of $3.1 million (reflecting the change in accounting principle). Selling and administrative expenses as a percentage of average managed receivables were 1.81% (on an annualized basis) in the second quarter of 2002, compared to 1.73% in 2001.

Six months ended June 30, 2002 vs. June 30, 2001

     Selling and administrative expenses of $83.5 million increased $10.7 million in the first six months of 2002, compared to the corresponding period in 2001. The increase in 2002 principally reflects $8.1 million of higher legal and collection expenses and $5.9 million due to growth in managed receivables, partially offset by a reduction in goodwill amortization of $6.2 million (reflecting the change in accounting principle). Selling and administrative expenses as a percentage of average managed receivables were 1.79% (on an annualized basis) in the first six months of 2002, compared to 1.70% in 2001.

PROVISION FOR LOSSES

Three months ended June 30, 2002 vs. June 30, 2001

     The provision for losses of $25.0 million for the second quarter of 2002 increased from $11.7 million for the corresponding period in 2001. The increase reflects higher net charge-offs and a strengthening of the allowance for loan losses. Net charge-offs were $22.1 million in the second quarter of 2002, compared to $10.8 million in the corresponding period of 2001. The increase in net charge-offs was primarily related to the small business finance division within the Revolving Credit segment and the exited businesses within the Other segment. Net charge-offs in the small business finance division and the exited businesses reflect the continued weak economic conditions.

Six months ended June 30, 2002 vs. June 30, 2001

     The provision for losses of $55.4 million in the first six months of 2002 increased from $22.9 million for the corresponding period in 2001. The increase reflects higher net charge-offs and a strengthening of the allowance for loan losses. Net charge-offs were $49.8 million in the first six months of 2002, compared to $27.2 million in the corresponding period of 2001. The increase in higher net charge-offs was primarily related to exited businesses within the Other segment, Structured Capital segment, small business finance division within the Revolving Credit segment and the Aircraft Finance segment.

     Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

     Effective December 30, 2001, Textron Financial adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this Statement, goodwill and certain assets with indefinite lives are no longer amortized and must be tested for impairment annually. Textron Financial also adopted the remaining provisions of SFAS No. 141 "Business Combinations" on December 30, 2001,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

which requires intangible assets that do not meet the new criteria set by this statement to be classified as goodwill upon adoption. Amortization will continue to be recorded on other intangible assets not classified as goodwill. In the second quarter 2001, pro forma net income excluding amortization of goodwill was $27.2 million.

     During the second quarter 2002, Textron Financial recorded an after-tax transitional goodwill impairment charge of $15.4 million, which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes" retroactive to the beginning of fiscal year 2002. This after tax charge relates to the Franchise Finance division within the Specialty Finance segment. The impairment charge in the Franchise Finance division is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for this reporting unit under the previous goodwill impairment accounting standard, which was based on undiscounted cash flows.

Six months ended June 30, 2002 vs. June 30, 2001

     Specialty Finance income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle decreased by $3.9 million despite $309 million higher average finance assets and higher interest margin ($1.8 million). The increase in interest margin was principally offset by higher provision for losses ($3.1 million), higher operating expenses ($1.5 million) and higher operating lease depreciation ($1.1 million).

     Revolving Credit income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle decreased $0.1 million despite $140 million higher average finance assets and higher interest margin ($28.0 million). The interest margin increase was offset by higher provision for losses ($16.5 million) and higher operating expenses ($11.6 million) due to growth in managed receivables.

     Structured Capital income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle decreased $7.1 million despite higher average finance assets of $190 million. The decrease was principally due to higher provision for losses ($4.7 million), lower interest margin ($1.8 million) and higher operating expenses ($0.6 million).

     Aircraft Finance income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle decreased by $12.2 million reflecting lower interest margin ($6.0 million) despite a $169 million of higher average finance assets, a write-down of retained interests in securitized assets ($4.5 million) reflecting lower expected realization on defaulted assets and higher provision for losses ($3.2 million). The lower interest margin is due to competitive pressures inhibiting the ability to pass on higher interest rate spreads to benchmark borrowing rates such as U.S. Treasury rates and LIBOR.

     The Other segment's income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle decreased $12.1 million, primarily due to lower interest margin ($6.3 million) and higher provision for losses ($5.0 million). The lower net interest margin is due to lower average net receivables reflecting the orderly liquidation of portfolios relating to the exited businesses.

NET INCOME

Three Months ended June 30, 2002 vs. June 30, 2001

     Second quarter 2002 net income was $18.5 million, $5.9 million or 24.1% lower than the corresponding period in 2001. The decrease principally reflects a higher provision for losses and higher operating expenses, partially offset by higher interest margin.

Six months ended June 30, 2002 vs. June 30, 2001

     Net income for the first six months of 2002 was $17.3 million, $35.5 million or 67.2% lower than the corresponding period in 2001. The decrease principally reflects the cumulative effect of change in accounting

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

principle of $15.4 million, net of tax benefit, a higher provision for losses and higher operating expenses, partially offset by higher interest margin.

SELECTED FINANCIAL RATIOS

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   --------------------   -------------------
                                                   JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,
                                                     2002        2001       2002       2001
                                                   --------    --------   --------   --------
Net interest margin as a percentage of average
  net investment (1).............................    6.93%       6.78%      6.92%      6.50%
Return on average equity.........................    7.55%      10.50%      6.63%     11.46%
Return on average assets (2).....................    1.10%       1.55%      0.52%      1.68%
Ratio of earnings to fixed charges...............    1.59x       1.56x      1.54x      1.57x
Selling and administrative expenses as a
  percentage of average managed receivables
  (3)............................................    1.81%       1.73%      1.79%      1.70%
Operating efficiency ratio (4)...................    42.7%       41.6%      42.4%      39.2%
Net charge-offs as a percentage of average
  finance receivables............................    1.51%       0.76%      1.73%      0.95%

                                                              JUNE 30,   DECEMBER 29,
                                                                2002         2001
                                                              --------   ------------
60+ days contractual delinquency as a percentage of finance
  receivables (5)...........................................    2.58%        2.24%
Nonperforming assets as a percentage of finance assets
  (6).......................................................    3.06%        2.13%
Allowance of losses on receivables as a percentage of
  finance receivables.......................................    2.54%        2.55%
Total debt to tangible shareholder's equity (7).............   6.21x         5.70x

---------------

(1) Represents revenues earned less interest expense on borrowings as a percentage of average net investment. Average net investment includes finance receivables plus operating leases less deferred taxes on leveraged leases.

(2) Average assets include finance receivables, less allowance for loan losses, operating leases and other assets. Investments in leveraged leases are not net of deferred taxes.

(3) Average managed receivables include owned receivables plus receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(4) Operating efficiency ratio is selling and administrative expenses divided by net interest margin (including other income).

(5) Delinquency excludes captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(6) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets; retained interests in securitizations; investment in equipment residuals; and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(7) Tangible shareholder's equity equals Shareholder's equity excluding Accumulated other comprehensive income or loss, less Goodwill.

Forward-looking Statements

     Certain statements in this Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

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

                          PART II.  OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
  4.1     Indenture dated as of December 9, 1999, between Textron
          Financial Corporation and SunTrust Bank (formerly known as
          Sun Trust Bank, Atlanta), (including form of debt
          securities). Incorporated by reference to Exhibit 4.1 to
          Amendment No. 2 to Textron Financial Corporation's
          Registration Statement on Form S-3 (No. 333-88509).
  4.2     Indenture dated as of November 30, 2001, between Textron
          Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to amendment No. 1 to Textron Financial
          Corporation's Registration Statement on Form S-3 (No.
          333-72676).
 12       Computation of Ratios of Earnings to Fixed Charges
 99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on June 4, 2002, reporting under
Item 5 of Form 8-K the Company's public offering under its shelf registration statement on Form S-3 authorizing the sale of medium-term notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002                     TEXTRON FINANCIAL CORPORATION

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