Form 10-Q
period 2002-09-30
TEXTRON FINANCIAL CORP
filed 2002-11-08
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statements of Income for the three
     and nine months ended September 30, 2002 and 2001
     (unaudited)............................................     2

  Condensed Consolidated Balance Sheets at September 30,
     2002 and December 29, 2001 (unaudited).................     3

  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2002 and 2001
     (unaudited)............................................     4

  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through September 30, 2002
     (unaudited)............................................     5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................     6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................    15

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................    22

Item 4. CONTROLS AND PROCEDURES.............................    22

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................    23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
REVENUES
  Finance charges and discounts....................  $110,988   $133,039   $321,621   $401,811
  Rental revenues on operating leases..............     6,325      4,505     20,530     13,881
  Other income.....................................    39,030     40,342    107,290     96,882
                                                     --------   --------   --------   --------
                                                      156,343    177,886    449,441    512,574
EXPENSES
  Interest.........................................    49,570     66,248    144,726    214,006
  Selling and administrative.......................    39,280     41,155    122,805    113,970
  Provision for losses.............................    44,380     20,498     99,766     43,387
  Depreciation of equipment on operating leases....     3,347      1,885     10,311      5,609
  Special charges..................................        --        833         --      2,686
                                                     --------   --------   --------   --------
                                                      136,577    130,619    377,608    379,658
                                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON
  PREFERRED SECURITIES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................    19,766     47,267     71,833    132,916
Income taxes.......................................     7,120     16,984     25,750     49,067
Distributions on preferred securities (net of tax
  benefits of $198, $195, $589 and $609,
  respectively)....................................       368        372      1,093      1,078
                                                     --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................    12,278     29,911     44,990     82,771
Cumulative effect of change in accounting principle
  (net of tax benefit of $8,278)...................        --         --     15,372         --
                                                     --------   --------   --------   --------
NET INCOME.........................................  $ 12,278   $ 29,911   $ 29,618   $ 82,771
                                                     ========   ========   ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 29,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................   $   18,499      $   18,489
Finance receivables, net of unearned income:
  Installment contracts.....................................    2,381,904       2,047,088
  Revolving loans...........................................    1,291,305       1,578,922
  Golf course and resort mortgages..........................      938,065         811,951
  Distribution finance receivables..........................      764,493         474,391
  Finance leases............................................      451,542         318,859
  Leveraged leases..........................................      416,874         404,423
                                                               ----------      ----------
          Total finance receivables.........................    6,244,183       5,635,634
  Allowance for losses on receivables.......................     (152,079)       (143,756)
                                                               ----------      ----------
          Finance receivables -- net........................    6,092,104       5,491,878
Equipment on operating leases -- net........................      202,485         201,060
Goodwill....................................................      180,843         203,564
Other assets................................................      535,130         548,967
                                                               ----------      ----------
          Total assets......................................   $7,029,061      $6,463,958
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  352,886      $  341,394
Amounts due to Textron Inc. ................................       42,881          29,985
Deferred income taxes.......................................      405,521         357,324
Note payable to Textron Inc. ...............................           --         510,000
Other debt..................................................    5,212,232       4,188,420
                                                               ----------      ----------
          Total liabilities.................................    6,013,520       5,427,123
                                                               ----------      ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................       27,083          27,480
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................          250             250
Capital surplus.............................................      573,676         573,676
Investment in parent company preferred stock................      (25,000)        (25,000)
Accumulated other comprehensive loss........................      (16,308)        (18,793)
Retained earnings...........................................      455,840         479,222
                                                               ----------      ----------
          Total shareholder's equity........................      988,458       1,009,355
                                                               ----------      ----------
          Total liabilities and shareholder's equity........   $7,029,061      $6,463,958
                                                               ==========      ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                 2002          2001
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    29,618   $    82,771
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of change in accounting principle, net
     of tax benefit.........................................       15,372            --
  Provision for losses......................................       99,766        43,387
  Deferred income tax provision.............................       46,776        21,767
  Depreciation..............................................       21,061        14,061
  Amortization..............................................        7,349        15,829
  (Decrease) increase in accrued interest and other
     liabilities............................................      (29,748)       36,859
  Gains on securitizations..................................      (32,734)      (31,669)
  Other.....................................................       (2,447)      (23,004)
                                                              -----------   -----------
          Net cash provided by operating activities.........      155,013       160,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (6,678,683)   (5,676,749)
Finance receivables repaid..................................    5,653,361     4,344,874
Proceeds from receivable sales, including securitizations...      440,613     1,230,292
Acquisitions, net of cash acquired..........................           --      (387,524)
Proceeds from disposition of operating leases and other
  assets....................................................       35,712         9,794
Purchase of assets for operating leases.....................      (47,243)       (9,390)
Proceeds from real estate owned.............................        6,188            --
Other capital expenditures..................................      (13,322)      (10,520)
Other investments...........................................       27,159        (5,052)
                                                              -----------   -----------
          Net cash used in investing activities.............     (576,215)     (504,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    1,379,829       847,275
Principal payments on long-term debt........................     (937,900)     (619,434)
Net increase (decrease) in commercial paper.................      606,703       (60,064)
Net (decrease) increase in other short-term debt............     (536,944)       51,284
Proceeds from issuance of nonrecourse debt..................           --       233,879
Principal payments on nonrecourse debt......................      (52,181)      (85,866)
Net increase in amounts due to Textron Inc. ................       12,896         2,682
Capital contributions from Textron Inc. ....................        6,758        46,756
Dividends paid to Textron Inc. .............................      (57,505)      (40,456)
                                                              -----------   -----------
          Net cash provided by financing activities.........      421,656       376,056
Effect of exchange rate changes on cash.....................         (444)           --
                                                              -----------   -----------
NET INCREASE IN CASH........................................           10        31,782
Cash and equivalents at beginning of period.................       18,489         6,498
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    18,499   $    38,280
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                    INVESTMENT    ACCUMULATED
                                                     IN PARENT       OTHER
                                COMMON   CAPITAL      COMPANY       COMPRE-      RETAINED
                                STOCK    SURPLUS    PREF. STOCK   HENSIVE LOSS   EARNINGS     TOTAL
                                ------   --------   -----------   ------------   --------   ----------
BALANCE DECEMBER 30, 2000.....   $250    $533,676    $(25,000)            --     $400,751   $  909,677
Comprehensive income:
  Net income..................     --          --          --             --      120,571      120,571
  Other comprehensive income
     (loss), net of income
     taxes:
     Unrealized net losses on
       hedge contracts........     --          --          --       $(19,359)          --      (19,359)
     Unrealized net gains on
       interest-only
       securities.............     --          --          --            566           --          566
                                                                    --------                ----------
  Other comprehensive loss....     --          --          --        (18,793)          --      (18,793)
                                                                                            ----------
Comprehensive income..........     --          --          --             --           --      101,778
Capital contributions from
  Textron Inc.................     --      49,010          --             --           --       49,010
Dividends to Textron Inc......     --      (9,010)         --             --      (42,100)     (51,110)
                                 ----    --------    --------       --------     --------   ----------
BALANCE DECEMBER 29, 2001.....    250     573,676     (25,000)       (18,793)     479,222    1,009,355
Comprehensive income:
  Net income..................     --          --          --             --       29,618       29,618
  Other comprehensive income
     (loss), net of income
     taxes:
     Foreign currency
       translation
       adjustments............     --          --          --         (2,552)          --       (2,552)
     Unrealized net losses on
       hedge contracts........     --          --          --           (171)          --         (171)
     Unrealized net gains on
       interest-only
       securities.............     --          --          --          5,208           --        5,208
                                                                    --------                ----------
  Other comprehensive
     income...................     --          --          --          2,485           --        2,485
                                                                                            ----------
Comprehensive income..........     --          --          --             --           --       32,103
Capital contributions to
  Textron Inc.................     --       6,758          --             --           --        6,758
Dividends to Textron Inc......     --      (6,758)         --             --      (53,000)     (59,758)
                                 ----    --------    --------       --------     --------   ----------
BALANCE SEPTEMBER 30, 2002....   $250    $573,676    $(25,000)      $(16,308)    $455,840   $  988,458
                                 ====    ========    ========       ========     ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 29, 2001. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at September 30, 2002 and December 29, 2001, and its consolidated results of operations and cash flows for each of the respective three- and nine-month periods ended September 30, 2002 and 2001. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                     ----------------------    ----------------------
                                     SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                       2002         2001         2002         2001
                                     ---------    ---------    ---------    ---------
Securitization gains.............     $13,496      $18,108     $ 32,734      $31,669
Servicing fees...................       7,182        4,443       19,680       11,484
Investment income................       4,214        4,635       14,599       12,092
Prepayment gains.................       3,397        3,924        8,265        9,015
Late charges.....................       2,320        2,665        7,338        7,548
Syndication income...............       1,541        2,666        5,459        9,060
Other............................       6,880        3,901       19,215       16,014
                                      -------      -------     --------      -------
          Total other income.....     $39,030      $40,342     $107,290      $96,882
                                      =======      =======     ========      =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

     Cash collections on current and prior period securitization gains were $9.7 million and $11.7 million for the three-month periods ended September 30, 2002 and September 30, 2001, respectively, and $25.6 million and $17.5 million for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                     NINE MONTHS   TWELVE MONTHS
                                                        ENDED          ENDED
                                                      SEPT. 30,      DEC. 29,
                                                        2002           2001
                                                     -----------   -------------
                                                           (IN THOUSANDS)
Balance at beginning of period.....................   $ 143,756      $115,953
Provision for losses...............................      99,766        81,679
Receivable charge-offs.............................    (100,941)      (82,272)
Recoveries.........................................       7,071         7,823
Acquisitions and other.............................       2,427        20,573
                                                      ---------      --------
Balance at end of period...........................   $ 152,079      $143,756
                                                      =========      ========

NOTE 4. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                       SEPT. 30,     DEC. 29,
                                                          2002         2001
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Owned receivables....................................  $6,244,183   $5,635,634
Securitized receivables..............................   2,184,025    2,332,025
                                                       ----------   ----------
  Total managed finance receivables..................   8,428,208    7,967,659
Nonrecourse participations...........................     433,988      591,853
Third-party portfolio servicing......................     533,683      740,246
SBA sales agreements.................................      58,528       49,338
                                                       ----------   ----------
  Total managed and serviced finance receivables.....  $9,454,407   $9,349,096
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

     Owned receivables include approximately $50 million of noncash finance receivables which were unfunded at September 30, 2002, as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on the Condensed Consolidated Balance Sheets.

NOTE 5. LOAN IMPAIRMENT

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by comparing the fair value of a loan to its carrying cost. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collaterally dependent, at the fair value of the collateral. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $165.1 million of nonaccrual finance receivables at September 30, 2002, compared to $113.8 million at December 29, 2001. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $12.5 million and $7.0 million for the first nine months of 2002 and 2001, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $108.7 million and $53.9 million at September 30, 2002 and December 29, 2001, respectively. Impaired loans with identified reserve requirements were $89.0 million and $53.9 million at September 30, 2002 and December 29, 2001, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $20.0 million and $10.9 million at September 30, 2002 and December 29, 2001, respectively. The average recorded investment in impaired loans during the first nine months of 2002 was $90.3 million, compared to $56.7 million in the corresponding period in 2001.

NOTE 6. GOODWILL

     On December 30, 2001, Textron Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron Financial discontinued the amortization of goodwill. Goodwill amortization expense for the three- and nine-month periods ended September 30, 2001, was $2.8 million and $8.4 million, respectively, net of income taxes.

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

     As a result of this impairment review of goodwill, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million ($23.7 million, pre-tax), which is reported in the caption "Cumulative effect of change in accounting principle." This charge relates to the Franchise Finance division within the Other segment and is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for this reporting unit under the previous goodwill impairment accounting standard, which was based on undiscounted cash flows.

     Textron Financial also adopted the remaining provisions of SFAS No. 141, "Business Combinations," on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as workforce, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $0.9 million were reclassified into goodwill within the Resort Finance segment.

     Goodwill totaled $110.0 million in the Resort Finance segment, $40.6 million in the Asset-based Lending segment, $16.6 million in the Aircraft Finance segment and $13.6 million in the Other segment at September 30, 2002.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The impact of discontinuing the amortization of goodwill is presented below:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                         ---------------------   ---------------------
                                         SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                           2002        2001        2002        2001
                                         ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS)
Reported net income....................   $12,278     $29,911     $29,618     $82,771
Add back: amortization, net of taxes...        --       2,808          --       8,401
                                          -------     -------     -------     -------
Adjusted net income....................   $12,278     $32,719     $29,618     $91,172
                                          =======     =======     =======     =======

NOTE 7. OTHER ASSETS

                                                          SEPT. 30,   DEC. 29,
                                                            2002        2001
                                                          ---------   --------
                                                             (IN THOUSANDS)
Retained interests in securitizations...................  $214,393    $178,599
Investment in equipment residuals.......................   101,078     112,804
Interest-only securities................................    74,847      78,939
Fixed assets -- net.....................................    47,046      44,680
Repossessed assets and properties.......................    42,260      23,235
Other long-term investments.............................    29,358      24,723
Short-term investments..................................        --      63,819
Other...................................................    26,148      22,168
                                                          --------    --------
          Total other assets............................  $535,130    $548,967
                                                          ========    ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized in 2002, 2001 and 2000.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8. DEBT AND CREDIT FACILITIES

                                                       SEPT. 30,     DEC. 29,
                                                          2002         2001
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper...................................  $1,229,955   $  623,252
  Other short-term debt..............................      37,511       64,455
  Note payable to Textron Inc........................          --      510,000
                                                       ----------   ----------
          Total short-term debt......................   1,267,466    1,197,707
Long-term debt:
  5.65% -- 5.95% notes; due 2003 to 2007.............   1,151,373      399,503
  6.13% -- 6.84% notes; due 2003 to 2007.............      97,657       31,637
  7.13% -- 7.67% notes; due 2002 to 2007.............   1,107,085    1,081,223
  Variable rate notes; due 2002 to 2007..............   1,588,651    1,988,350
                                                       ----------   ----------
          Total long-term debt.......................   3,944,766    3,500,713
                                                       ----------   ----------
          Total debt.................................  $5,212,232   $4,698,420
                                                       ==========   ==========

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 2.15% during the nine months ended September 30, 2002, and 2.01% at September 30, 2002.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.39% at September 30, 2002.

     Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2003 and $1.0 billion expires in 2006. Textron Financial's lines of credit, including a $100 million line of credit with Textron, not used or reserved as support for commercial paper at September 30, 2002, were $370 million. The Company also maintains a C$50 million committed facility, under which it can borrow an additional C$50 million on an uncommitted basis. At September 30, 2002, the Company had used C$40 million of the committed portion of the facility. Textron Financial also has a $25 million UK facility, of which $14 million remains unused at September 30, 2002. Both the Canadian and UK facilities expire in 2003. Textron Financial generally pays fees in support of these lines.

     Through its subsidiary, Textron Financial Canada Funding Corp. (Textron Canada Funding), the Company periodically issues debt securities. Textron Financial owns 100% of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with no operations, revenues or cash flows other than those related to the issuance, administration and repayment of debt securities that are fully and unconditionally guaranteed by Textron Financial.

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to securitization trusts. At September 30, 2002 and December 29, 2001, the amount of debt related to these securitization trusts was $1.9 billion and $2.1 billion, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $356.8 million at September 30, 2002. In the first nine months of 2002, Textron Financial declared and paid dividends of $59.8 million and $57.5 million, respectively.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial has entered into interest rate exchange agreements to mitigate its exposure to interest rate changes by converting certain of its fixed rate receivables and debt issues to floating rates. The agreements require the Company to make periodic fixed rate payments in exchange for floating rate receipts and vice versa based on specified notional amounts. In the first nine months of 2002, the Company also entered into a foreign currency exchange agreement to convert a Y6.0 billion fixed rate note to a $44.8 million variable rate note. The agreement requires the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Yen at specified notional amounts. The Company has designated these agreements fair value hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure on interest-only securities resulting from securitizations. The exchange agreements require the Company to make periodic variable rate payments in exchange for periodic fixed rate receipts and vice versa based on specified notional amounts. The interest rate cap and floor agreements require the Company to make periodic variable rate payments based on specified notional amounts if interest rates exceed or fall below specified rates. The Company has designated these agreements cash flow hedges.

     In the first nine months of 2002, the Company also entered into foreign currency exchange agreements to convert $107.0 million of variable rate notes receivable to C$170.0 million of fixed rate notes receivable to manage foreign currency exposure by matching these notes receivable to Canadian denominated debt. The agreements require the Company to make U.S. dollar payments based on LIBOR in exchange for fixed receipts of Canadian dollars at specified notional amounts. The Company has designated these agreements cash flow hedges.

     As of September 30, 2002, Textron Financial has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its fair value or cash flow hedges.

NOTE 10. TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                            NINE MONTHS ENDED
                                                          ---------------------
                                                          SEPT. 30,   SEPT. 30,
                                                            2002        2001
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Beginning of period.....................................  $(18,793)         --
Foreign currency translation adjustments................    (2,552)         --
Transition adjustment due to change in accounting for
  derivative instruments and hedging activities, net of
  income tax benefit of $6,948..........................        --    $(11,580)
Net deferred loss on hedge contracts, net of income tax
  benefits of $1,206 and $4,905, respectively...........    (2,010)     (8,175)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $1,103 and $1,139,
  respectively..........................................     1,839       1,898
Net deferred gain on interest-only securities, net of
  income taxes of $3,125 and $5,025, respectively.......     5,208       8,375
                                                          --------    --------
End of period...........................................  $(16,308)   $ (9,482)
                                                          ========    ========

     Comprehensive income is summarized below:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                         ---------------------   ---------------------
                                         SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                           2002        2001        2002        2001
                                         ---------   ---------   ---------   ---------
                                                        (IN THOUSANDS)
Net income.............................   $12,278     $29,911     $29,618     $82,771
Other comprehensive income (loss)......     5,144       5,106       2,485      (9,482)
                                          -------     -------     -------     -------
Comprehensive income...................   $17,422     $35,017     $32,103     $73,289
                                          =======     =======     =======     =======

NOTE 12. CONTINGENCIES

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

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the third quarter of 2002, the Company made a strategic decision to realign its business units into seven operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-based Lending, Distribution Finance, Golf Finance, Resort Finance, Structured Capital and Other.

     Aircraft Finance provides financing to commercial users of new and used Cessna business jets and piston-engine aircraft, Bell helicopters and other general aviation aircraft. Asset-based Lending provides working capital lines of credit secured by trade accounts receivable and inventory to middle-market companies and companies in select niche markets. Distribution Finance provides inventory finance programs for dealers and distributors of Textron manufactured products and other manufacturer programs in the music, marine, portable spa, wood stove, lawn and garden, specialty trailer, agricultural equipment, motor home, manufactured housing and telecommunications industries. Golf Finance provides first mortgage loans for the acquisition, refinancing and construction of golf courses and golf resort properties. The segment also includes term financing and leasing services for Textron products including E-Z-GO golf cars and Textron Turf Care equipment. Resort Finance provides inventory and notes receivable financing to developers of vacation interval resorts and recreational and residential land lots, and to a lesser extent, acquisition and construction loans to developers. Structured Capital includes leveraged leases and single investor leases. The Other segment includes franchise finance (loans primarily to operators of restaurants and convenience stores), media finance (working capital, acquisition and debt refinancing of broadcast publishing and other media operators) and small business finance (unsecured lines of credit and term financing) in addition to liquidating portfolios.

     As a result of these segment changes, the financial information for the three- and nine-month periods ended September 30, 2001, has been restated reflecting the realignment of the segments.

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                             ---------------------   ---------------------
                                             SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                               2002        2001        2002        2001
                                             ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Revenues
  Resort Finance...........................  $ 26,998    $ 23,313    $ 71,317    $ 75,537
  Distribution Finance.....................    26,849      17,959      70,661      65,607
  Aircraft Finance.........................    20,600      40,162      63,886     100,104
  Golf Finance.............................    17,556      15,934      51,335      53,320
  Asset-based Lending......................    16,287      19,248      47,580      59,139
  Structured Capital.......................     8,842       7,186      25,752      17,615
  Other....................................    39,211      54,084     118,910     141,252
                                             --------    --------    --------    --------
Total revenues.............................  $156,343    $177,886    $449,441    $512,574
                                             ========    ========    ========    ========

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                             ---------------------   ---------------------
                                             SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                               2002        2001        2002        2001
                                             ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Income (loss) before special charges,
  income taxes, distributions on preferred
  securities and cumulative effect of
  change in accounting principle (1)(2)
  Resort Finance...........................  $ 15,533    $  7,804    $ 35,901    $ 25,111
  Distribution Finance.....................    10,265       6,514      25,518      24,014
  Aircraft Finance.........................    (5,280)     16,058      (2,535)     31,029
  Golf Finance.............................     6,253       4,846      14,164      17,613
  Asset-based Lending......................     7,298       7,923      13,259      18,346
  Structured Capital.......................     5,524       7,237      12,395       9,602
  Other....................................   (19,827)     (2,282)    (26,869)      9,887
                                             --------    --------    --------    --------
Total income before special charges, income
  taxes, distributions on preferred
  securities and cumulative effect of
  change in accounting principle...........  $ 19,766    $ 48,100    $ 71,833    $135,602
  Special charges..........................        --        (833)         --      (2,686)
                                             --------    --------    --------    --------
Total income before income taxes,
  distributions on preferred securities and
  cumulative effect of change in accounting
  principle................................  $ 19,766    $ 47,267    $ 71,833    $132,916
                                             ========    ========    ========    ========

                                                              SEPT. 30,     DEC. 29,
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Finance assets (3)
  Aircraft Finance..........................................  $1,410,371   $1,248,305
  Resort Finance............................................   1,012,721    1,019,842
  Golf Finance..............................................     995,327      837,613
  Distribution Finance......................................     803,583      495,809
  Structured Capital........................................     583,988      565,047
  Asset-based Lending.......................................     525,586      548,093
  Other.....................................................   1,575,784    1,593,524
                                                              ----------   ----------
Total finance assets........................................  $6,907,360   $6,308,233
                                                              ==========   ==========

---------------

(1) Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and other short-term debt, sales of medium and long-term debt in U.S. and foreign public and private markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2003 and $1.0 billion expires in 2006. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2004. None of these lines of credit were used at September 30, 2002 or December 29, 2001. Textron Financial also maintains a C$50 million committed facility, under which it can borrow an additional C$50 million on an uncommitted basis. At September 30, 2002, Textron Financial had used C$40 million of the committed portion of the facility. Textron Financial also has a $25 million UK facility, of which $14 million remains unused at September 30, 2002. Both the Canadian and UK facilities expire in 2003. Unused lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper, were $370 million at September 30, 2002, compared to $975 million at December 29, 2001. The decrease in the unreserved portion of the unused lines of credit is mostly attributable to the pay down and termination of a short-term revolving note agreement with Textron.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Financial issued $1.2 billion of term notes in the first nine months of 2002, primarily in the U.S. and Canadian markets, that mature in 2003 through 2007. The proceeds from the issuances were used to refinance maturing commercial paper and long-term debt. At September 30, 2002, Textron Financial had $1.8 billion available under this facility.

     During the first nine months of 2002, Textron Financial received net proceeds from the securitizations of $185 million of small business finance receivables (on a revolving basis), $112 million of Resort Finance receivables, $75 million of Distribution Finance receivables (on a revolving basis) and $38 million of golf equipment receivables. These securitizations provided Textron Financial with an alternate source of liquidity. Textron Financial used the proceeds from the securitizations to retire commercial paper. In connection with the outstanding $238 million revolving securitization of small business finance receivables, Textron Financial is obligated to repurchase a certain class of loans if the Company's credit rating drops below BBB. Such loans amounted to $43 million at September 30, 2002. Textron Financial has no other repurchase obligations in connection with any other securitization transactions. The Company anticipates that it will enter into additional securitization transactions during the remainder of 2002.

     During the fourth quarter of 2001, certain of Textron Financial's commercial paper and long-term debt credit ratings were lowered. Although Textron Financial's borrowing spreads have increased as a result of the downgrades, Textron Financial continues to have access to the commercial paper, long-term debt and securitization markets. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to these markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants with which Textron Financial must comply in order to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at September 30, 2002. Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its financing needs.

     Cash flows provided by operations were $155 million during the first nine months of 2002, compared to $160 million in the corresponding period last year. The decrease was due principally to the timing of payments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

of accrued interest and other liabilities and a 1% decrease in net income before depreciation, amortization, provision for losses and the cumulative effect of change in accounting principle, partially offset by an increase due to the timing of income tax payments. Cash flows used in investing activities were funded primarily from the collection of receivables, the syndication and securitization of receivables and through the issuance of debt.

     Textron Financial declared dividends of $59.8 million and paid dividends of $57.5 million to Textron during the first nine months of 2002, compared to $40.5 million of dividends declared and paid during the corresponding period of 2001. The increase in 2002 was due to excess capital that resulted from slower than anticipated receivable growth in the first nine months of 2002 and the return of capital to Textron associated with the sale of a finance receivable portfolio.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at September 30, 2002 and 82% at December 29, 2001. Textron Financial's ratio of earnings to fixed charges was 1.49x for the nine months ended September 30, 2002, compared to 1.62x for the corresponding nine months in 2001. Total short-term debt as a percentage of total debt was 24% at September 30, 2002, compared to 25% at December 29, 2001. Changes in short and long-term debt are directly related to the duration of the Company's assets and liabilities.

Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral and among borrowers.

     Total finance assets were $6.9 billion at September 30, 2002, up from $6.3 billion at December 29, 2001. The increase in finance assets was mostly due to Distribution Finance receivables ($308 million), net of a revolving securitization conduit, Aircraft Finance receivables ($162 million), including operating lease assets, Golf Finance receivables ($158 million) and franchise finance receivables ($119 million, primarily reflecting the voluntary termination of a securitization conduit) within the Other segment, partially offset by a decrease in small business finance receivables due to a revolving securitization conduit and the continued liquidation of the portfolios all within the Other segment.

     Finance receivable additions for the first nine months of 2002 were $6.7 billion, compared to $5.7 billion in the corresponding period last year. Distribution Finance receivable additions increased $1.4 billion, including portfolio purchases of $257 million. This increase was partially offset by decreases in other portfolios due to a weaker economic environment.

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets, increased to 2.98% ($206 million) at September 30, 2002, compared to 2.13% ($134 million) at December 29, 2001. The $72 million increase in nonperforming assets at September 30, 2002, compared to December 29, 2001, was largely due to increases in the Aircraft Finance ($37 million), Other ($25 million), Resort Finance ($17 million), Distribution Finance ($12 million) and Golf Finance ($3 million) segments, partially offset by a decrease in the Asset-based Lending segment ($22 million). The increases in the Other segment primarily include media finance ($17 million) and syndicated bank loans ($14 million), offset by other liquidating portfolios. The increase in nonperforming assets in syndicated bank loans is primarily related to loans to the telecommunications industry, which has experienced economic weakness. Current economic conditions will likely put continued pressure on Textron Financial's overall portfolio quality. The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 92% at September 30, 2002, compared to 126% at December 29, 2001. The decrease in the percentage reflects management's assessment of the adequacy of collateral values supporting the increase in nonaccrual finance receivables at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Interest Rate Sensitivity

     The Company's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates and includes entering into interest rate exchange agreements. At September 30, 2002, interest-sensitive assets in excess of interest-sensitive liabilities were $467 million, net of $1.2 billion of variable rate interest rate exchange agreements relating to debt and $222 million of variable rate interest rate exchange agreements on finance receivables, compared to interest-sensitive assets in excess of interest-sensitive liabilities of $410 million, net of $370 million of interest rate exchange agreements relating to debt and $97 million of interest rate exchange agreements on finance receivables at December 29, 2001. The increase in interest rate exchange agreements was directly related to the conversion of fixed rate debt to variable rate debt at the time of issuance. The Company's net position does not reflect a change in management's match funding strategy, which is consistent with year-end.

     Management believes that its asset management policy provides adequate protection against interest rate risks. Increases or decreases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at September 30, 2002, indicated no material effect on Textron Financial's net income and cash flows for the following twelve-month period.

Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective in entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve a prudent balance between floating and fixed rate debt. These agreements do not involve a high degree of complexity or risk. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts are nominal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

REVENUES

Three months ended September 30, 2002 vs. September 30, 2001

     Third quarter 2002 revenues decreased by $21.5 million, or 12.1%, compared to the corresponding period in 2001. The decrease in revenues reflects lower finance charges and discounts of $22.1 million from a lower average yield (7.59% versus 9.13% in 2001), primarily due to a lower interest rate environment.

Nine months ended September 30, 2002 vs. September 30, 2001

     Revenues for the first nine months of 2002 decreased by $63.1 million, or 12.3%, compared to the corresponding period in 2001. The decrease in revenues reflects lower finance charges and discounts of $80.2 million from a lower average yield (7.64% versus 9.60% in 2001), primarily due to a lower interest rate environment, partially offset by higher fee income of $10.4 million, principally servicing income and investment income, and higher operating lease rental revenue of $6.6 million. Operating lease rental revenue increased due to a higher level of average operating lease assets, primarily in the Aircraft Finance segment.

INTEREST EXPENSE

Three months ended September 30, 2002 vs. September 30, 2001

     Third quarter 2002 interest expense decreased by $16.7 million, or 25.0%, on approximately the same level of average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.89% from 5.16%, attributable to a lower interest rate environment.

Nine months ended September 30, 2002 vs. September 30, 2001

     Interest expense for the first nine months of 2002 decreased by $69.3 million, or 32.1%, on 2.1% higher average debt outstanding. The lower interest expense largely reflects a decrease in the average borrowing rate to 3.88% from 5.84%, attributable to a lower interest rate environment.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., the excess of revenues over interest expense on borrowings and distributions on preferred securities).

Three months ended September 30, 2002 vs. September 30, 2001

     Interest margin for the third quarter of 2002 decreased $4.9 million and 44 basis points (7.03% versus 7.47%), compared to the corresponding period in 2001. The decrease in interest margin primarily is a result of higher relative borrowing costs ($3.3 million) and to a lesser extent, lower fee income ($1.3 million).

Nine months ended September 30, 2002 vs. September 30, 2001

     Interest margin increased $6.2 million and 2 basis points (6.95% versus 6.93%), for the first nine months of 2002, compared to the corresponding period in 2001. The increase in interest margin primarily reflects higher fee income ($10.4 million) and the interest margin on higher average finance receivables ($3.5 million), offset by higher relative borrowing costs ($6.6 million), and lower pricing on finance receivables principally in the Aircraft Finance segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

SELLING AND ADMINISTRATIVE EXPENSES

Three months ended September 30, 2002 vs. September 30, 2001

     Selling and administrative expenses of $39.3 million decreased $1.9 million in the third quarter of 2002, compared to the corresponding period in 2001. The decrease in 2002 principally reflects a reduction in goodwill amortization of $3.1 million (reflecting the change in accounting principle) offset by an increase of $1.2 million due to growth in managed finance receivables. Selling and administrative expenses as a percentage of average managed and serviced receivables were 1.64% (on an annualized basis) in the third quarter of 2002, compared to 1.83% in 2001.

Nine months ended September 30, 2002 vs. September 30, 2001

     Selling and administrative expenses of $122.8 million increased $8.8 million in the first nine months of 2002, compared to the corresponding period in 2001. The increase in 2002 principally reflects $10.3 million of higher legal and collection expenses and $7.8 million due to growth in managed finance receivables, partially offset by a reduction in goodwill amortization of $9.3 million (reflecting the change in accounting principle). Selling and administrative expenses as a percentage of average managed and serviced receivables were 1.76% (on an annualized basis) in the first nine months of 2002, compared to 1.78% in 2001.

PROVISION FOR LOSSES

Three months ended September 30, 2002 vs. September 30, 2001

     The provision for losses of $44.4 million for the third quarter of 2002 increased from $20.5 million for the corresponding period in 2001. The increase reflects higher net charge-offs of $44.1 million in the third quarter 2002, compared to $18.3 million in the corresponding period of 2001. The increase in net charge-offs was primarily in the Other ($22.5 million) and Aircraft Finance segments ($2.7 million). The increase in the Other segment included syndicated bank loans ($16.5 million), franchise finance ($3.2 million) and other liquidating portfolios.

Nine months ended September 30, 2002 vs. September 30, 2001

     The provision for losses of $99.8 million in the first nine months of 2002 increased from $43.4 million for the corresponding period in 2001. The increase reflects higher net charge-offs and a strengthening of the allowance for losses on receivables. Net charge-offs were $93.9 million in the first nine months of 2002, compared to $45.5 million in the corresponding period of 2001. The increase in net charge-offs was primarily in the Other ($45.0 million) and Aircraft Finance ($5.9 million) segments, partially offset by a decrease in Asset-based Lending segment ($6.7 million). The increase in the Other segment included syndicated bank loans ($17.0 million), small business finance ($10.7 million) and other liquidating portfolios.

     Although management believes it has made adequate provision for anticipated losses, realization of finance assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

     Effective December 30, 2001, Textron Financial adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under this Statement, goodwill and certain assets with indefinite lives are no longer amortized and must be tested for impairment annually. Textron Financial also adopted the remaining provisions of SFAS No. 141 "Business Combinations" on December 30, 2001, which requires intangible assets that do not meet the new criteria set by this statement to be classified as goodwill upon adoption. Amortization will continue to be recorded on other intangible assets not classified as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

goodwill. Pro forma net income excluding amortization of goodwill was $32.7 million and $91.2 million for the three- and nine-month periods ended September 30, 2001, respectively.

     During the second quarter 2002, Textron Financial recorded an after-tax transitional goodwill impairment charge of $15.4 million, which is reported in the caption "Cumulative effect of change in accounting principle, net of income taxes" retroactive to the beginning of fiscal year 2002. This after-tax charge relates to the Franchise Finance division within the Other segment. The impairment charge in the Franchise Finance division is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for this reporting unit under the previous goodwill impairment accounting standard, which was based on undiscounted cash flows.

Nine months ended September 30, 2002 vs. September 30, 2001

     Segment income below represents income before special charges, income taxes, distributions on preferred securities and cumulative effect of change in accounting principle.

     Resort Finance income increased $10.8 million reflecting higher interest margin ($9.0 million) and lower operating expenses ($3.1 million), partially offset by higher provision for losses ($1.3 million). The increase in interest margin reflects higher average finance assets ($76 million) and higher fee income ($2.7 million, largely securitization related income).

     Distribution Finance income increased $1.5 million on higher interest margin ($15.5 million), despite lower average finance assets ($45 million). The higher interest margin was principally due to increases in revolving securitization income ($12.2 million) and higher yields offset by lower average finance assets. This increase in interest margin was offset by higher operating expenses ($8.6 million) and higher provision for losses ($5.4 million).

     Aircraft Finance income decreased by $33.6 million largely reflecting lower interest margin ($22.2 million) despite $38 million of higher average finance assets, a write-down of retained interests in securitized assets ($7.1 million) reflecting lower expected realization on defaulted assets, higher provision for losses ($8.5 million), partially offset by lower operating expenses ($4.3 million). The lower interest margin is due to competitive pressures inhibiting the ability to pass on higher borrowing costs related to an increase in interest rate spreads to benchmark borrowing rates (such as U.S. Treasury rates and LIBOR).

     Golf Finance income decreased $3.4 million reflecting higher expenses ($3.3 million) and higher provision for losses ($1.6 million), partially offset by higher interest margin ($1.4 million) due to higher average finance assets ($158 million).

     Asset-based Lending income decreased $5.1 million reflecting lower interest margin ($2.5 million) due to lower finance receivable pricing on lower average finance assets ($14 million) and higher provision for losses ($4.4 million), partially offset by lower operating expenses ($1.8 million).

     Structured Capital income increased $2.8 million principally due to lower provision for losses ($2.7 million).

     Other segment income decreased $36.8 million. The decrease largely reflects higher provision for losses ($37.8 million), principally due to higher net charge-offs in syndicated bank loans ($17.0 million), other liquidating portfolios ($11.1 million) and small business finance ($10.7 million), and higher operating expenses ($7.4 million), partially offset by higher interest margin ($8.4 million) largely resulting from the timing of the Small Business Division acquisition in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Three months ended September 30, 2002 vs. September 30, 2001

     Third quarter 2002 income before cumulative effect of change in accounting principle was $12.3 million, $17.6 million or 59.0% lower than the corresponding period in 2001. The decrease principally reflects a higher provision for losses ($23.9 million) and lower interest margin ($4.9 million), partially offset by lower operating expenses ($1.9 million).

Nine months ended September 30, 2002 vs. September 30, 2001

     Income before cumulative effect of change in accounting principle for the first nine months of 2002 was $45.0 million, $37.8 million or 45.7% lower than the corresponding period in 2001. The decrease principally reflects a higher provision for losses ($56.4 million) and higher operating expenses ($8.8 million), partially offset by higher interest margin ($6.2 million).

SELECTED FINANCIAL RATIOS

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   ---------------------   ---------------------
                                                   SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                     2002        2001        2002        2001
                                                   ---------   ---------   ---------   ---------
Net interest margin as a percentage of average
  net
  investment (1).................................    7.03%        7.47%      6.95%        6.93%
Return on average equity (2).....................    4.94%       12.33%      6.06%       11.77%
Return on average assets (3).....................    0.71%        1.78%      0.89%        1.72%
Ratio of earnings to fixed charges...............    1.39x        1.71x      1.49x        1.62x
Selling and administrative expenses as a
  percentage of
  average managed and serviced receivables (4)...    1.64%        1.83%      1.76%        1.78%
Operating efficiency ratio (5)...................    37.0%        37.1%      40.5%        38.4%
Net charge-offs as a percentage of average
  finance
  receivables....................................    2.89%        1.21%      2.13%        1.04%

                                                              SEPT. 30,   DEC. 29,
                                                                2002        2001
                                                              ---------   --------
60+ days contractual delinquency as a percentage of finance
  receivables (6)...........................................    2.78%       2.24%
Nonperforming assets as a percentage of finance assets
  (7).......................................................    2.98%       2.13%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................    2.44%       2.55%
Total debt to tangible shareholder's equity (8).............    6.33x       5.70x

---------------

(1) Represents revenues earned less interest expense on borrowings and distributions on preferred securities as a percentage of average net investment. Average net investment includes finance receivables plus operating leases less deferred taxes on leveraged leases.

(2) Return on average equity excludes the cumulative effect of change in accounting principle.

(3) Return on average assets excludes the cumulative effect of change in accounting principle. Average assets include finance receivables, less allowance for loan losses, operating leases and other assets. Investments in leveraged leases are not net of deferred taxes.

(4) Average managed and serviced receivables include owned receivables plus receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

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

(8) Tangible shareholder's equity equals Shareholder's equity, excluding Accumulated other comprehensive income or loss, less Goodwill.

Forward-looking Statements

     Certain statements in this Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to successfully integrate acquisitions; (b) changes in worldwide economic and political conditions and associated impact on interest and foreign exchange rates; (c) the level of sales of Textron products for which Textron Financial offers financing; (d) the ability to maintain credit quality and control costs when entering new markets; (e) the actions of our competitors and our ability to respond; (f) our ability to attract and retain qualified and experienced personnel; (g) Textron Financial's access to debt financing at competitive rates; and (h) access to equity in the form of retained earnings and capital contributions from Textron.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosures About Market Risk, see "Interest Rate Sensitivity" and "Financial Risk Management" in Item 2 of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, Textron Financial carried out an evaluation, under the supervision and with the participation of Textron Financial's management, including its Chairman and Chief Executive Officer (the "CEO") and its Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of Textron Financial's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, the CEO and CFO concluded that the Textron Financial's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by Textron Financial in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to Textron Financial's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have been no significant changes in Textron Financial's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002                    TEXTRON FINANCIAL CORPORATION

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

                                 CERTIFICATIONS

I, Stephen A. Giliotti, Chairman and Chief Executive Officer of Textron Financial Corporation (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Textron Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                            /s/ STEPHEN A. GILIOTTI
                                          --------------------------------------
                                            Stephen A. Giliotti
                                            Chairman and Chief Executive Officer

I, Thomas J. Cullen, Executive Vice President and Chief Financial Officer of Textron Financial Corporation (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Textron Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                            /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                            Thomas J. Cullen
                                            Executive Vice President and Chief
                                            Financial Officer