Form 10-K
period 2002-12-28
TEXTRON FINANCIAL CORP
filed 2003-02-27
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
               TITLE OF CLASS                                 WHICH REGISTERED
               --------------                             ------------------------
         $600,000,000 7 1/8% NOTES                        NEW YORK STOCK EXCHANGE
            DUE DECEMBER 9, 2004

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
               TITLE OF CLASS                                 WHICH REGISTERED
               --------------                             ------------------------
 10% SERIES A TRUST PREFERRED SECURITIES OF                        NASDAQ
 SUBSIDIARY TRUST (AND SUBSIDIARY GUARANTEE
           WITH RESPECT THERETO)
      COMMON STOCK, $100.00 PAR VALUE

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [ ] No [X]

     All of the shares of common stock of the registrant are owned by Textron
Inc.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I.
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   15
PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   15
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   17
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   26
Item 8.    Financial Statements and Supplementary Data.................   27
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   53
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   53
Item 11.   Executive Compensation......................................   53
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   53
Item 13.   Certain Relationships and Related Transactions..............   53
Item 14.   Controls and Procedures.....................................   53
PART IV.
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   54

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters and other general aviation aircraft. Asset-Based Lending pursues two types of lending primarily secured by accounts receivable and inventory: general purpose asset-based lending, which provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and specialty asset-based lending, which factors freight bills and utility service receivables, and extends asset-based loans to small niche-oriented finance companies. Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Textron Turf Care equipment. Resort Finance extends loans to developers of vacation interval resorts and recreational and residential land lots, secured primarily by notes receivable and interval and land lot inventory. Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial's other financial services and products include transaction syndication, equipment appraisal and disposition, insurance brokerage and portfolio servicing. Some of these ancillary services are offered through Asset Control LLC and TBS Business Services, Inc.

     All of Textron Financial's stock is owned by Textron Inc. (Textron), an $11 billion global multi-industry company with operations in five business segments:
Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. At December 28, 2002, 23% of Textron Financial's total managed finance receivables were related to Textron or Textron's products (Textron-related receivables). For further information on Textron Financial's relationship with Textron, see "Relationship with Textron" below.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft.

DESCRIPTION OF BUSINESS SEGMENTS AND OPERATING UNITS

     Textron Financial provides a wide range of financing, leasing and related services through the following six business segments:

     - Aircraft Finance

     - Asset-Based Lending

     - Distribution Finance

     - Golf Finance

     - Resort Finance

     - Structured Capital

     For additional information regarding Textron Financial's business segments, see below and Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.

 Aircraft Finance

     Textron Financial provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters and other general aviation aircraft.

     The following table sets forth certain financial information regarding the Aircraft Finance segment for the periods indicated:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (Dollars in thousands)
AIRCRAFT FINANCE
New business volume......................................  $  600,472   $  813,822   $  771,833
Total finance assets.....................................   1,216,144    1,248,305    1,088,811
Total managed finance receivables........................   1,738,861    1,852,014    1,689,701
Revenues.................................................      93,469      124,643      161,172
Nonperforming assets.....................................      34,454       13,123       26,525
Revenues as a percentage of total revenues...............       14.83%       17.57%       23.34%
Ratio of net charge-offs to average finance
  receivables............................................        1.35%        0.86%        0.16%
Ratio of net charge-offs to average managed finance
  receivables............................................        0.80%        0.48%        0.13%

 Asset-Based Lending

     Textron Financial provides two types of lending primarily secured by accounts receivable and inventory: general purpose asset-based lending, which provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and specialty asset-based lending, which factors freight bills and utility service receivables, and extends asset-based loans to small niche-oriented finance companies.

     The following table sets forth certain financial information regarding the Asset-Based Lending segment for the periods indicated:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (Dollars in thousands)
ASSET-BASED LENDING
New business volume......................................  $1,933,036   $1,755,138   $2,030,256
Total finance assets.....................................     521,067      548,093      630,537
Total managed finance receivables........................     520,567      548,093      630,338
Revenues.................................................      62,408       75,798       75,744
Nonperforming assets.....................................      19,896       21,403       29,046
Revenues as a percentage of total revenues...............        9.90%       10.69%       10.97%
Ratio of net charge-offs to average finance
  receivables............................................        1.19%        2.36%        1.27%
Ratio of net charge-offs to average managed finance
  receivables............................................        1.19%        2.36%        1.27%

  Distribution Finance

     Textron Financial offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products.

     The following table sets forth certain financial information regarding the Distribution Finance segment for the periods indicated:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (Dollars in thousands)
DISTRIBUTION FINANCE
New business volume......................................  $4,075,742   $2,216,568   $1,647,985
Total finance assets.....................................     841,118      495,809      860,253
Total managed finance receivables........................   1,606,921    1,116,674      860,230
Revenues.................................................     103,470       89,807       84,862
Nonperforming assets.....................................      20,572       13,798        8,241
Revenues as a percentage of total revenues...............       16.42%       12.66%       12.29%
Ratio of net charge-offs to average finance
  receivables............................................        1.37%        0.66%        0.36%
Ratio of net charge-offs to average managed finance
  receivables............................................        0.62%        0.37%        0.36%

  Golf Finance

     Textron Financial makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Textron Turf Care equipment.

     The following table sets forth certain financial information regarding the Golf Finance segment for the periods indicated:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                  (Dollars in thousands)
GOLF FINANCE
New business volume......................................  $  418,956   $  434,252   $  510,501
Total finance assets.....................................     964,271      836,421      741,142
Total managed finance receivables........................   1,217,665    1,134,813    1,016,871
Revenues.................................................      72,387       67,751       82,797
Nonperforming assets.....................................      15,138        6,947        3,694
Revenues as a percentage of total revenues...............       11.49%        9.55%       11.99%
Ratio of net charge-offs to average finance
  receivables............................................        0.13%          --           --
Ratio of net charge-offs to average managed finance
  receivables............................................        0.09%          --           --

  Resort Finance

     Textron Financial extends loans to developers of vacation interval resorts and recreational and residential land lots, secured primarily by notes receivable and interval and land lot inventory.

     The following table sets forth certain financial information regarding the Resort Finance segment for the periods indicated:

                                                             2002          2001         2000
                                                          ----------    ----------    --------
                                                                 (Dollars in thousands)
RESORT FINANCE
New business volume.....................................  $  767,114    $  821,091    $739,146
Total finance assets....................................   1,052,734     1,021,034     855,855
Total managed finance receivables.......................   1,246,531     1,120,733     879,369
Revenues................................................      95,760       106,072     117,884
Nonperforming assets....................................      44,929         9,996       8,225
Revenues as a percentage of total revenues..............       15.19%        14.96%      17.07%
Ratio of net charge-offs to average finance
  receivables...........................................        0.25%         0.09%       0.36%
Ratio of net charge-offs to average managed finance
  receivables...........................................        0.21%         0.08%       0.34%

  Structured Capital

     Textron Financial engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

     The following table sets forth certain financial information regarding the Structured Capital segment for the periods indicated:

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
STRUCTURED CAPITAL
New business volume........................................  $274,179    $394,222    $ 96,652
Total finance assets.......................................   581,207     565,047     371,022
Total managed finance receivables..........................   571,397     490,291     358,761
Revenues...................................................    38,195      42,519      24,015
Nonperforming assets.......................................        --          --          --
Revenues as a percentage of total revenues.................      6.06%       6.00%       3.48%
Ratio of net charge-offs to average finance receivables....      0.05%         --        0.02%
Ratio of net charge-offs to average managed finance
  receivables..............................................      0.05%         --        0.02%

  Other

     The Other segment includes franchise finance (loans primarily to operators of restaurants and convenience store/gas outlets), media finance (working capital, acquisition and debt refinancing of broadcast, publishing and other media operators) and small business finance (unsecured lines of credit and term financing). This segment also includes liquidating portfolios related to a strategic realignment of the Company's businesses and product lines in 2001.

     The following table sets forth certain financial information regarding the various businesses included in the Other segment for the periods indicated:

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
FRANCHISE FINANCE
New business volume........................................  $213,564    $186,164    $236,062
Total finance assets.......................................   453,393     416,833     352,968
Total managed finance receivables..........................   451,648     545,192     412,183
Revenues...................................................    39,594      36,464      28,238
Nonperforming assets.......................................    15,101       3,249          --
Revenues as a percentage of total revenues.................      6.28%       5.14%       4.09%
Ratio of net charge-offs to average finance receivables....      1.65%       0.98%       0.09%
Ratio of net charge-offs to average managed finance
  receivables..............................................      1.35%       0.76%       0.08%

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
MEDIA FINANCE
New business volume........................................  $145,782    $ 63,541    $107,759
Total finance assets.......................................   131,323     154,298     113,538
Total managed finance receivables..........................   131,323     154,298     113,538
Revenues...................................................    14,343      14,396       9,625
Nonperforming assets.......................................    16,589          --          --
Revenues as a percentage of total revenues.................      2.28%       2.03%       1.39%
Ratio of net charge-offs to average finance receivables....        --          --          --
Ratio of net charge-offs to average managed finance
  receivables..............................................        --          --          --

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
SMALL BUSINESS FINANCE
New business volume........................................  $388,285    $157,812          --
Total finance assets.......................................   279,502     383,686          --
Total managed finance receivables..........................   425,920     383,662          --
Revenues...................................................    46,104      28,308          --
Nonperforming assets.......................................     4,343       3,753          --
Revenues as a percentage of total revenues.................      7.32%       3.99%         --
Ratio of net charge-offs to average finance receivables....     10.10%       5.95%         --
Ratio of net charge-offs to average managed finance
  receivables..............................................      6.09%       5.95%         --

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                  (Dollars in thousands)
OTHER
New business volume........................................  $445,486    $771,616    $892,198
Total finance assets.......................................   495,623     638,707     953,500
Total managed finance receivables..........................   478,093     621,889     952,510
Revenues...................................................    64,506     123,478     106,184
Nonperforming assets.......................................    46,826      62,108      35,462
Revenues as a percentage of total revenues.................     10.24%      17.41%      15.38%
Ratio of net charge-offs to average finance receivables....     10.90%       3.08%       2.54%
Ratio of net charge-offs to average managed finance
  receivables..............................................     10.90%       3.08%       2.54%

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

RELATIONSHIP WITH TEXTRON

  General

     Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. In 2002, 2001 and 2000, Textron Financial paid Textron $1.1 billion, $1.3 billion and $1.4 billion, respectively, for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $104.3 million in 2002, $62.1 million in 2001 and $50.3 million in 2000 for the purchase of operating lease equipment. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $9.4 million in 2002, $4.0 million in 2001 and $11.6 million in 2000, and operating lease revenues of $21.0 million in 2002, $10.9 million in 2001 and $10.9 million in 2000.

     Textron Financial and Textron utilize an intercompany account for the allocation of Textron overhead charges and for the settlement of Textron manufactured product sales to third parties that were financed by Textron Financial. For additional information regarding the relationship between Textron Financial and Textron, see Notes 4, 5 and 10 to the consolidated financial statements in Item 8 of this Form 10-K.

  Agreements with Textron

     Textron Financial and Textron are parties to several agreements which govern various aspects of the Textron Financial-Textron relationship. They are described below:

  Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $526.7 million at December 28, 2002, and $648.1 million at December 29, 2001, and operating leases of $122.3 million at December 28, 2002, and $90.6 million at December 29, 2001, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on subordinated certificates of $59.2 million and $55.8 million at year-end 2002 and 2001, respectively, and on cash reserve accounts of $10.4 million and $13.9 million at year-end 2002 and 2001, respectively. Both the subordinated certificates and the cash reserve accounts are retained interests related to receivable securitizations. Under the Receivables Purchase Agreement, Textron also makes available to Textron Financial a line of credit of up to $100 million for junior subordinated borrowings at the prime interest rate.

  Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount "fixed charges"), will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 2002, 2001, or 2000, when Textron Financial's fixed-charge coverage ratios (as defined) were 161%, 171%, and 158%, respectively. Textron also has agreed to maintain Textron Financial's consolidated shareholder's equity at an amount no less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial's common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial's lenders to enforce its provisions against Textron.

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

EMPLOYEES

     As of December 28, 2002, Textron Financial had 1,194 employees. The Company is not subject to any collective bargaining agreements.

RISK MANAGEMENT

     Textron Financial's business activities involve various elements of risk. The Company considers the principal types of risk to be:

     - Credit risk;

     - Asset/liability risk (including interest rate and foreign exchange risk); and

     - Liquidity risk.

     Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company's management of these risks and levels of compliance with its policies and limits, is continuously monitored by means of administrative and information systems.

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

     - Performing financing sensitivity analyses; and

     - Assessing potential exit strategies.

     Textron Financial has developed a tiered credit approval system, which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. Annually, Textron Financial's operating units are also subject to internal audits by the Company.

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer. Transactions exceeding group authority require one or more of the President and Chief Operating Officer, the Executive Vice President and Chief Credit Officer, the Chairman and Chief Executive Officer or Textron Financial's Credit Committee, depending on the size of the transaction. Textron Financial's Credit Committee is comprised of its Chairman and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer and Executive Vice President, General Counsel and Secretary.

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

  Geographic Concentration

     Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 27% of Textron Financial's total managed finance receivable portfolio at December 28, 2002. International receivables are generated mostly in support of Textron product sales. At December 28, 2002, international receivables represented 13% of Textron Financial's managed finance receivable portfolio, with no single country representing more than 4%.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies interest rate risk, foreign exchange risk and liquidity risk, in each case taking into account the effect of derivatives hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program in order to reduce:

     - Interest rate exposure arising from changes in interest rates; and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron Financial executes a transaction, it designates the derivative to a specific asset or liability, and as either a fair value or cash flow hedge. After the inception of a hedge transaction, Textron Financial monitors the effectiveness of derivatives, on a quarterly basis, through a review of the amounts and maturities of assets, liabilities and derivative positions. This information is reviewed by the Company's Senior Vice President and Treasurer and Executive Vice President and Chief Financial Officer so that appropriate remedial action can be taken, as necessary.

     Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor's Rating Service or A2 by Moody's Investors Service. Total notional counterparty exposure is limited to $500 million. At December 28, 2002, the Company's largest single counterparty credit exposure was $10 million.

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

     From a quantitative perspective, Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). The Company also assumes in its analysis that prospective receivable additions will be perfectly match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at December 28, 2002 and December 29, 2001, indicates that an increase in interest rates of 100 basis points would have a beneficial impact on Textron Financial's net income and cash flows for the following twelve-month periods, whereas a decrease in interest rates of 100 basis points reduces Textron Financial's net income and cash flow by $3.6 million and $2.1 million, respectively, for the following twelve-month periods.

  Foreign Exchange Risk Management

     A small portion of finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial presently has foreign currency receivables principally denominated in Canadian Dollars and Australian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company's financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts, on a monthly basis, in amounts sufficient to hedge its remaining asset exposures.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial's primary sources of funds are:

     - Cash from operations;

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

PORTFOLIO QUALITY

     The following table presents information about the credit quality of the Company's portfolio:

                                                  2002      2001      2000      1999     1998
                                                 ------    ------    ------    ------    -----
                                                             (Dollars in millions)
NONPERFORMING ASSETS
  Nonaccrual finance receivables...............  $181.6    $113.8    $101.9    $ 83.6    $69.9
  Real estate owned............................    25.3       7.5       1.7       8.5     11.6
  Repossessed assets...........................    10.9      13.1       7.6       8.8      5.2
                                                 ------    ------    ------    ------    -----
     Total nonperforming assets................  $217.8    $134.4    $111.2    $100.9    $86.7
                                                 ======    ======    ======    ======    =====
Ratio of nonperforming assets to total finance
  assets.......................................     3.3%      2.1%      1.9%      1.7%     2.3%

DELINQUENCY
60+ days contractual delinquency as a
  percentage of finance receivables............     2.9%      2.2%      1.2%      1.0%     0.9%

ALLOWANCE FOR LOSSES
Allowance for losses on receivables............  $166.5    $143.8    $116.0    $112.8    $83.9
Ratio of allowance for losses on receivables to
  receivables..................................     2.9%      2.6%      2.1%      2.0%     2.3%
Ratio of allowance for losses on receivables to
  nonaccrual loans.............................    91.7%    126.4%    113.8%    135.0%   120.0%
Ratio of allowance for losses on receivables to
  net charge-offs..............................     1.3x      1.9x      3.1x      4.8x     5.1x

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

     The table below shows nonperforming assets by business segment:

                                                                     YEARS ENDED
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
                                                                    (In millions)
NONPERFORMING ASSETS BY SEGMENT
  Aircraft Finance..........................................  $ 34.4    $ 13.1    $ 26.5
  Asset-Based Lending.......................................    19.9      21.4      29.1
  Distribution Finance......................................    20.6      13.8       8.2
  Golf Finance..............................................    15.1       7.0       3.7
  Resort Finance............................................    44.9      10.0       8.2
  Structured Capital........................................      --        --        --
  Other.....................................................    82.9      69.1      35.5
                                                              ------    ------    ------
          Total nonperforming assets........................  $217.8    $134.4    $111.2
                                                              ======    ======    ======

     The above table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to 19.3%, 16.0% and 12.6% of captive finance receivables with recourse for the years ended 2002, 2001 and 2000, respectively. Revenues recognized on these delinquent accounts were approximately $7.4 million, $9.5 million, and $10.1 million for the years ended 2002, 2001 and 2000, respectively.

 Delinquent Earning Accounts and Loan Modifications

     Textron Financial does not have any earning accounts that are contractually delinquent by more than three months with the exception of the captive receivables described above. Loans that are modified are not returned to accruing status until six months of timely payments have been received or Textron Financial otherwise deems that full collection of principal and interest is not doubtful.

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

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on receivables at a level considered adequate to cover losses in the existing finance receivable portfolio, based on management's evaluation and analysis of this portfolio.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

 Loan Impairment

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collateral dependent, at the fair value of the collateral. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

ITEM 2.  PROPERTIES

     Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout the United States. Primary operations centers are located in Little Rock, AR; East Hartford, CT; Alpharetta, GA; Wichita, KS; Williamstown, MA; Golden Valley, MN; Columbus, OH; Lake Oswego, OR; and King of Prussia, PA. For additional information regarding Textron Financial's lease obligations, see Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding Textron Financial's legal proceedings, see Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial's stock. Dividends of $62.0 million and $51.1 million were declared and paid in 2002 and 2001, respectively, and dividends of $84.3 million were declared and $82.0 million were paid in 2000. For additional information regarding restrictions as to dividend availability, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The following data should be read in conjunction with Textron Financial's consolidated financial statements:

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
RESULTS OF OPERATIONS
Finance charges and discounts........  $  439,668   $  526,897   $  587,444   $  391,091   $  297,091
Rental revenues on operating
  leases.............................      27,147       18,884       18,904       15,503       17,181
Other income.........................     163,421      163,455       84,173       56,309       52,890
Cumulative effect of change in
  accounting principle, net of tax...      15,372           --           --           --           --
Net income...........................      60,306      120,571      118,016       78,904       69,576

BALANCE SHEET DATA
Total finance receivables............  $5,755,650   $5,635,634   $5,589,412   $5,577,374   $3,611,397
Allowance for losses on
  receivables........................     166,510      143,756      115,953      112,769       83,887
Equipment on operating
  leases -- net......................     255,055      201,060      135,356      133,171      118,590
Total assets.........................   6,654,328    6,463,958    6,130,796    5,989,483    3,784,538
Total short-term debt................     916,352    1,197,707      965,802    1,339,021    1,424,872
Long-term debt.......................   3,923,269    3,500,713    3,701,067    3,211,737    1,403,958
Deferred income taxes................     398,199      357,324      315,322      307,035      321,521
Textron Financial and Litchfield
  obligated mandatory redeemable
  preferred securities of trust
  subsidiary holding solely
  Litchfield junior subordinated
  debentures.........................      26,950       27,480       28,009       28,539           --
Shareholder's equity.................   1,020,817    1,009,355      909,677      869,161      472,452
Debt to tangible shareholder's
  equity(2)..........................        5.66X        5.70x        6.72x        6.92x        6.35x

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2002         2001         2000         1999         1998
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
SELECTED DATA AND RATIOS

PROFITABILITY
Net interest margin as a percentage
  of average net investment(3).......        7.18%        7.55%        6.17%        6.11%        6.64%
Return on average equity(4)..........         7.6%        12.7%        13.1%        14.1%        16.2%
Return on average assets(5)..........        1.11%        1.87%        1.88%        1.74%        2.06%
Ratio of earnings to fixed charges...        1.61X        1.71x        1.58x        1.63x        1.72x
Selling and administrative expenses
  as a percentage of average managed
  and serviced finance
  receivables(6).....................        1.78%        1.79%        1.67%        1.75%        1.73%
Operating efficiency ratio(7)........        39.1%        35.6%        34.1%        35.4%        33.8%

CREDIT QUALITY
60+ days contractual delinquency as a
  percentage of finance
  receivables(8).....................        2.88%        2.24%        1.16%        0.96%        0.87%
Nonperforming assets as a percentage
  of finance assets(9)...............        3.33%        2.13%        1.86%        1.74%        2.29%
Allowance for losses on receivables
  as a percentage of finance
  receivables........................        2.89%        2.55%        2.07%        2.02%        2.32%
Net charge-offs as a percentage of
  average finance receivables(10)....        2.17%        1.27%        0.65%        0.54%        0.45%

---------------
 (1) Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

 (2) Tangible shareholder's equity equals Shareholder's equity, excluding Accumulated other comprehensive income or loss, less Goodwill.

 (3) Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

 (4) Return on average equity excludes the cumulative effect of change in accounting principle.

 (5) Return on average assets excludes the cumulative effect of change in accounting principle.

 (6) Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

 (7) Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

 (8) Delinquency excludes captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

 (9) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; ADC arrangements; and short and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(10) Excludes net charge-offs recorded against the real estate owned valuation allowance of $8.0 million in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and other short-term debt, sales of medium and long-term debt in the U.S. and foreign public and private markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2003 and $1.0 billion expires in 2006. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2004. None of these lines of credit were used at December 28, 2002, or December 29, 2001. Textron Financial also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$50 million on an uncommitted basis. At December 28, 2002, Textron Financial has fully used the committed portion of the facility in addition to borrowing C$1 million under the uncommitted portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $14 million remains unused at year-end 2002. Both the Canadian and multi-currency facilities expire in 2003. Lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper or utilized for letters of credit were $716 million at December 28, 2002, compared to $977 million at December 29, 2001. The decrease in the unreserved portion of the lines of credit is mostly attributable to the pay down and termination of a short-term revolving note agreement with Textron.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Financial issued $1.9 billion of term notes during 2002, primarily in U.S. and Canadian markets, that mature in 2003 through 2009. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt at par. At December 28, 2002, Textron Financial had $1.1 billion available under this facility.

     Through private issuances in 2002, Textron Financial also entered into $170 million of variable rate notes maturing in 2004.

     At December 28, 2002, Textron Financial had principal payments due on long-term debt of $1,069 million in 2003, $1,407 million in 2004, $199 million in 2005, $25 million in 2006, $726 million in 2007 and $497 million in 2009.

     At December 28, 2002, Textron Financial had unused commitments to fund new and existing customers under $1.5 billion of committed revolving lines of credit and $1.0 billion of uncommitted revolving lines of credit. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

     As a result of a sale of an equipment portfolio in 2001, Textron Financial retained a contingent recourse liability that had a balance of $17 million at December 28, 2002. In the event Textron Financial's credit rating drops below a low BBB, it is required to pledge related equipment residuals of $9 million with a letter of credit up to $8 million.

     Securitizations are an important source of funding ($892 million in 2002), and represent a significant portion of Textron Financial's revenues and income before income taxes and distributions on preferred securities (3.8% and 20.0%, respectively, in 2002, excluding the revolving conduits). During the year, Textron Financial received net proceeds from the securitization of $299 million of Aircraft Finance receivables, $185 million of small business finance receivables (on a revolving basis), $150 million of Distribution Finance receivables (on a revolving basis), $131 million of Resort Finance receivables and $127 million of golf equipment receivables. These securitizations provided Textron Financial with an alternate source of liquidity. Textron Financial used the proceeds from the securitizations to retire commercial paper. Cash collections on current and prior period securitization gains were $43 million in 2002, $27 million in 2001 and $3 million in 2000.

     In connection with the outstanding $229 million revolving securitization of small business finance receivables, Textron Financial is obligated to repurchase a certain class of loans if Textron Financial's credit rating drops below BBB. Such loans amounted to $41 million at December 28, 2002. Textron Financial has no other repurchase obligations in connection with any other securitization transactions. Textron Financial anticipates that it will enter into additional securitization transactions in 2003.

     At December 28, 2002, Textron Financial's credit ratings were as follows:
Standard & Poor's (A- long-term, A2 short-term), Moody's Investors Service (A3 long-term, P2 short-term) and Fitch (A long-term, F1 short-term).

     During the second half of 2001, Textron Financial's commercial paper and long-term debt credit ratings were downgraded from a P1 to P2 and from an A-2 to A-3, respectively, by Moody's Investors Service and the Company was placed on Negative Outlook by all three ratings agencies. The economic environment and its potential impact on the financial performance of the Company's finance receivable portfolios were listed as contributing factors. While the actions of the rating agencies caused the Company's cost of capital to increase, it did not result in any loss of access to capital. Textron Financial did not experience any commercial paper or long-term debt credit rating downgrades in 2002. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and long-term debt markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants that Textron Financial needs to comply with to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at December 28, 2002.

     Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

     Cash flows provided by operations were $233 million in 2002, compared to $282 million in 2001. The decrease was primarily due to the timing of payments of accrued interest and other liabilities, partially offset by a decrease in noncash gains on securitizations. Cash flows from operations were $282 million in 2001, compared to $163 million in 2000. The 2001 increase was primarily due to a 31% increase in net income before depreciation and amortization and provision for losses, as well as increases due to the timing of payments of income taxes and accrued interest and other liabilities, partially offset by increases in noncash gains on securitizations and other assets.

     Cash flows used in investing activities in 2002 and 2001 were funded from the collection of receivables, the syndication and securitization of receivables and through the issuance of debt. The decrease in proceeds from receivable sales, including securitizations, reflects lower aggregate sales from small-ticket equipment finance and lower securitization activity in Distribution Finance as well as the franchise, golf equipment and aircraft portfolios. This decrease was partially offset by proceeds from the sale of certain media and franchise portfolios of $120 million and $106 million, respectively.

     In 2002, the $417 million increase in long-term debt was mostly offset by the $281 million decrease in short-term debt. The $136 million net increase in short and long-term debt as well as the $111 million increase in nonrecourse debt also provided a portion of the cash used in investing activities. In 2001, the $232 million increase in short-term debt was mostly offset by the $200 million decrease in long-term debt. The $32 million net increase in short and long-term debt combined with the $75 million increase in nonrecourse debt provided a portion of the cash used in investing activities.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at December 28, 2002, compared to 82% at the end of 2001. Textron Financial's ratio of earnings to fixed charges was 1.61x in 2002 (1.71x in 2001 and 1.58x in 2000). Commercial paper and Other short-term debt as a percentage of total debt was 19% at December 28, 2002, compared to 25% at the end of 2001. Textron Financial has a policy of matching the duration of its assets with its debt. Changes in short and long-term debt are directly related to the duration of Textron Financial's assets and liabilities.

     In 2002, Textron Financial declared and paid dividends to Textron of $62.0 million, compared to dividends declared and paid of $51.1 million in 2001. The increase in 2002 was due to excess capital that resulted from slower than anticipated receivable growth and the return to Textron of capital associated with the sale of a finance receivable portfolio. Textron contributed capital of $9.0 million to Textron Financial in 2002, which consisted of Textron's dividend on the preferred stock of Textron Funding Corporation. The 2001 capital contribution of $49.0 million was primarily to support the acquisition of a small business lending portfolio in June of 2001.

 Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral, and among borrowers.

     Total finance assets, which includes finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals, ADC arrangements, and short and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets), were $6.5 billion at December 28, 2002, up 3.6% from $6.3 billion at December 29, 2001. The increase in finance assets was mostly due to Distribution Finance ($345 million), net of a revolving securitization conduit, and Golf Finance ($128 million), partially offset by a decrease in small business finance ($117 million), primarily reflecting the establishment of a revolving securitization conduit, and the continued liquidation of portfolios within the Other segment ($117 million). The finance assets of the Aircraft Finance and Resort Finance segments grew $272 million and $136 million before consideration of the net change in finance assets from securitizations of $304 million and $104 million, respectively. The growth in the Distribution Finance segment was largely the result of portfolio acquisitions of $338 million along with moderate organic growth. The increase in the Golf Finance segment was mostly due to organic growth in the golf equipment portfolio.

  Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets increased to 3.33% ($218 million) at December 28, 2002, from 2.13% ($134 million) at December 29, 2001. The $84 million increase in nonperforming assets at December 28, 2002, compared to December 29, 2001, was due to increases in the Resort Finance ($35 million), Aircraft Finance ($21 million), Golf Finance ($8 million), Distribution Finance ($7 million) and Other ($14 million) segments, partially offset by a decrease in the Asset-Based Lending segment ($1 million). The increase in the Other segment primarily includes media finance ($17 million) and franchise finance ($12 million), offset by decreases in other liquidating portfolios ($15 million). The Other segment represents 22% of owned receivables and 38% of nonperforming assets. The Company believes that nonperforming assets will generally be in the range of 2-4% of finance assets depending on economic conditions. The Company expects modest improvements in portfolio quality as it liquidates portfolios included in the Other segment. However, a prolonged economic downturn could have a negative effect on the Company's overall portfolio quality.

  Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates, and includes entering into interest rate exchange agreements. At December 28, 2002, interest-sensitive assets in excess of interest-sensitive liabilities were $629 million, net of $1.4 billion of interest rate exchange agreements on long-term debt and $219 million of interest rate exchange agreements on finance receivables. Interest-sensitive assets in excess of interest-sensitive liabilities were $410 million at December 29, 2001, net of $370 million of interest rate exchange agreements on long-term debt and $97 million of interest rate exchange agreements on finance receivables.

The increase in interest rate exchange agreements was directly related to the conversion of fixed rate debt to variable rate debt at the time of issuance. Textron Financial's net position does not reflect a change in management's match funding strategy.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at December 28, 2002 and December 29, 2001, indicates that an increase in interest rates of 100 basis points would have a beneficial impact on Textron Financial's net income and cash flows for the following twelve-month periods, whereas a decrease in interest rates of 100 basis points reduces Textron Financial's net income and cash flow by $3.6 million and $2.1 million, respectively, for the following twelve-month periods.

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

     The net effect of these interest rate exchange agreements decreased interest expense by $19.6 million and $1.2 million in 2002 and 2001, respectively, and was insignificant in 2000.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts in 2002 and 2001 were nominal.

CRITICAL ACCOUNTING POLICIES

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

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on receivables at a level considered adequate to cover losses in the existing finance receivable portfolio, based on management's evaluation and analysis of this portfolio.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Goodwill and Other Intangible Assets

     Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on December 30, 2001, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million as discussed in Note 8 to the consolidated financial statements. This new accounting standard requires companies to evaluate goodwill and other intangible assets for impairment on an annual basis. Textron Financial evaluates the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Textron Financial completed its annual impairment test in the fourth quarter of 2002 using the estimates from its long-term strategic plan. No adjustment was required to the carrying value of goodwill or other intangible assets based on the analysis performed.

     Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses' strategic plans and long-range planning forecasts. The assumptions relative to interest margin, operating expenses and provision for losses included in the plans are management's best estimates based on current and forecasted market conditions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different potentially resulting in an impairment charge.

  Securitized Transactions

     Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, subordinated certificates, cash reserve accounts and servicing rights and obligations. The Company's retained interests are subordinate to other investors' interests in the securitizations. Gain or loss on the sale of the loans or leases depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of Other assets on Textron Financial's Consolidated Balance Sheets. The Company estimates fair values based on the present value of future cash flows expected under management's best estimates of key assumptions -- credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.

     Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the Company's retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. Based on the sensitivity analysis, as described in Note 6 to the consolidated financial statements, a 20% adverse change in either the prepayment speed, expected credit losses or the residual cash flows discount rate would not result in a material charge to income.

     Textron Financial does not provide legal recourse to third-party investors that purchase interests in Textron Financial's securitizations beyond the credit enhancement inherent in the retained interest-only securities, subordinated certificates and cash reserve accounts.

RESULTS OF OPERATIONS
2002 VS. 2001

  Revenues

     Revenues for the twelve months ended December 28, 2002, decreased by $79.0 million or 11.1% reflecting lower yields on finance receivables, partially offset by higher operating lease revenue. Finance charges and discounts decreased by $87.2 million or 16.6% reflecting a decrease in portfolio yield ($95.3 million) to 7.73% from 9.40% in 2001, slightly offset by higher finance charges and discounts ($8.1 million) due to a higher level of average finance receivables. The lower yields in 2002, as compared to the corresponding period in 2001, reflect a decrease in the interest rate environment primarily due to reductions in the prime rate. Operating lease revenue increased due to higher average operating lease assets. Other income of $163.4 million was unchanged from the prior year, with higher securitization gains ($11.4 million), reflecting higher revolving conduit activity, and higher servicing income ($9.5 million) and investment income ($4.0 million), primarily offset by lower prepayment gains ($14.9 million) and syndication income ($7.8 million).

  Interest Expense

     Interest expense for the twelve months ended December 28, 2002, decreased by $75.0 million or 28.0%, primarily as the result of a decrease in the average borrowing rate for the period from 5.48% to 3.82%, attributable to a lower interest rate environment, partially offset by 3.5% higher average debt outstanding.

  Interest Margin

     Interest margin decreased $9.9 million or 37 basis points (7.18% versus 7.55%) for the twelve months ended December 28, 2002, as compared to the corresponding period in 2001. The decrease was primarily due to higher relative borrowing costs ($12.8 million), partially offset by higher average finance receivables. Despite a lower interest rate environment, corporate borrowing rates increased as compared to major borrowing indices, such as three-month LIBOR and U.S. Treasury rates. This increase had a negative effect on interest margin, net of receivable pricing increases.

  Operating Expenses

     Selling and administrative expenses for the twelve months of 2002 increased by $9.2 million, compared to the corresponding period in 2001. The increase primarily reflects higher legal and collection expense ($15.6 million) and growth in managed and serviced finance receivables ($5.7 million), offset by a reduction in goodwill amortization of $12.1 million (reflecting the change in accounting). Selling and administrative expenses as a percentage of average managed and serviced finance receivables decreased slightly as compared to the prior year (1.78% versus 1.79% for the twelve months of 2002 and 2001, respectively).

  Provision for Losses

     The provision for losses of $138.5 million was $56.9 million higher than the corresponding period in 2001 due to higher net charge-offs and the strengthening of the allowance for losses on receivables. Net charge-offs were $127.9 million during 2002, compared to $74.4 million in 2001. The higher net charge-offs reflect increases primarily in the Other segment ($47.1 million), including syndicated bank loans ($23.1 million), principally related to the telecommunications industry, small business finance ($12.9 million) and other liquidating portfolios ($11.1 million), primarily small-ticket equipment finance. Other changes include increases in the Aircraft Finance ($5.8 million) and Distribution Finance ($4.5 million) segments, offset by a decrease in the Asset-Based Lending segment ($6.8 million).

     The allowance for losses on receivables increased to $167 million at December 28, 2002, compared to $144 million at December 29, 2001. The allowance for losses on receivables as a percentage of total finance receivables was 2.9% at December 28, 2002, compared to 2.6% at December 29, 2001 (3.1% in 2002 and 2.8% in 2001, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonaccrual loans was 92% at December 28, 2002, compared to 126% at December 29, 2001. The decrease in the percentage represents an increase in nonaccrual finance receivables at December 28, 2002, supported by strong collateral values.

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

     Distribution Finance income increased $6.9 million reflecting higher interest margin ($23.0 million), offset by higher operating expenses ($13.5 million) and higher provision for losses ($2.6 million). The higher interest margin was principally due to higher fee income ($14.2 million, principally revolving securitization income), higher pricing and higher average finance assets ($40 million).

     Resort Finance income increased $1.4 million reflecting higher interest margin ($5.1 million) and lower operating expenses ($3.7 million), partially offset by higher provision for losses ($7.4 million). The increase in interest margin reflects pricing increases and higher average finance assets ($55 million).

     Aircraft Finance income decreased by $27.0 million largely reflecting lower interest margin ($14.4 million), despite $168 million of higher average finance assets, in addition to a write-down of retained interests in securitized assets ($11.0 million) reflecting lower expected realization on defaulted assets. Also contributing to lower income was higher provision for losses ($6.4 million), partially offset by lower operating expenses ($4.8 million). The lower interest margin is due to competitive pressures inhibiting the ability to pass on higher borrowing costs related to an increase in interest rate spreads to benchmark borrowing rates (such as U.S. Treasury rates and LIBOR).

     Golf Finance income increased $0.9 million reflecting higher interest margin ($6.2 million) principally due to higher average finance assets ($155 million). This increase in interest margin was partially offset by higher operating expenses ($3.6 million) and higher provision for losses ($1.7 million).

     Asset-Based Lending income decreased $10.2 million reflecting higher provision for loan losses ($9.0 million) and lower interest margin ($3.5 million) due to lower finance receivable pricing on lower average finance assets ($18 million), partially offset by a decrease in operating expenses ($2.3 million).

     Structured Capital income decreased $9.2 million, reflecting lower interest margin ($13.5 million), largely due to a nonrecurring prepayment gain of $14.3 million in 2001, partially offset by lower provision for losses ($4.4 million).

     Other segment income decreased $38.8 million reflecting higher provision for losses ($34.2 million), primarily due to higher net charge-offs in syndicated bank loans ($23.1 million), principally related to the telecommunication industry, small business finance ($12.9 million) and other liquidating portfolios ($11.1 million), primarily small-ticket equipment finance. The decrease also reflects higher operating expenses ($2.8 million) and lower interest margin ($1.8 million).

  Income Before Cumulative Effect of Change in Accounting Principle

     Income before cumulative effect of change in accounting principle of $75.7 million was $44.9 million or 37.2% lower than the corresponding period in 2001. The decrease principally reflects a higher provision for losses ($56.9 million), lower interest margin ($9.9 million) and higher operating expenses ($9.2 million), offset by lower special charges ($2.7 million) and a lower effective tax rate. Income before cumulative effect of change in accounting principle excluding amortization of goodwill was $75.7 million and $131.8 million for 2002 and 2001, respectively.

RESULTS OF OPERATIONS
2001 VS. 2000

  Revenues

     Revenues for the twelve months ended December 29, 2001, increased by $18.7 million or 2.7% reflecting increased other income, partially offset by lower yields on finance receivables. Finance charges and discounts decreased by $60.5 million or 10.3% reflecting a decrease in portfolio yield ($65.9 million) to 9.40% from 10.59% in 2000, partially offset by higher finance charges and discounts ($5.4 million) due to a higher level of average finance receivables. The lower yields reflect a decrease in the interest rate environment in 2001, compared to the corresponding period in 2000. The increase in other income ($79.3 million) is due mostly to higher securitization gains ($20.7 million), prepayment gains ($16.3 million), servicing fees ($11.7 million), syndication income ($11.0 million) and investment income ($10.5 million). The increase in prepayment gains was principally due to a nonrecurring prepayment gain of $14.3 million in 2001. Operating lease revenue decreased slightly despite a small increase in average operating lease assets.

  Interest Expense

     Interest expense for the twelve months ended December 29, 2001, decreased by $63.5 million or 19.1%, primarily as the result of a decrease in the average borrowing rate for the period from 6.89% to 5.48%, attributable to a lower interest rate environment, partially offset by slightly higher average debt outstanding.

  Interest Margin

     Interest margin increased $82.8 million or 138 basis points (7.55% versus 6.17%) for the twelve months ended December 29, 2001, as compared to the corresponding period in 2000. The increase was primarily due to higher securitization gains, prepayment gains, servicing income, syndication income and investment income.

  Operating Expenses

     Selling and administrative expenses for the twelve months of 2001 increased by $34.7 million, compared to the corresponding period in 2000. Selling and administrative expenses as a percentage of average managed and serviced finance receivables increased to 1.79% for the twelve months of 2001 from 1.67% for the corresponding period in 2000, principally reflecting higher expenses related to new business initiatives ($16.2 million), growth in managed and serviced finance receivables ($14.0 million) and higher legal and collection expenses ($4.5 million).

  Provision for Losses

     The provision for losses of $81.7 million was $45.0 million higher than the corresponding period in 2000. Net charge-offs were $74.4 million during 2001, compared to $45.8 million in 2000, which included an $8.0 million charge-off to the real estate owned valuation allowance. The increase in the provision for losses primarily reflects the softening of the economy and the resulting increase in net charge-offs, primarily in the small business finance ($13.2 million) and other liquidating portfolios ($16.9 million), primarily small-ticket equipment finance.

     The allowance for losses on receivables increased to $144 million at December 29, 2001, compared to $116 million at December 30, 2000. The allowance for losses on receivables as a percentage of total finance receivables was 2.6% at December 29, 2001, compared to 2.1% at December 30, 2000 (2.8% in 2001 and 2.4% in 2000, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonaccrual loans was 126% at December 29, 2001, compared to 114% at December 30, 2000.

  Operating Results by Segment

     Segment income below represents income before special charges, income taxes, distributions on preferred securities and cumulative effect of change in accounting principle.

     Distribution Finance income increased $3.9 million reflecting higher interest margin ($22.5 million), primarily due to higher other income of $27.8 million, principally revolving securitization income, partially offset by higher operating expenses ($11.5 million) and higher provision for losses ($7.1 million). The increase in operating expenses reflects the 30% growth in managed and serviced finance receivables.

     Resort Finance income decreased $5.1 million principally reflecting higher operating expenses ($3.9 million) and higher provision for losses ($0.9 million). Interest margin largely remained unchanged from prior year. The increase in operating expenses reflects the 23% growth in managed and serviced finance receivables.

     Aircraft Finance income decreased by $15.6 million reflecting lower interest margin ($9.0 million), mostly due to lower average finance assets ($192 million), higher provision for losses ($6.1 million) and slightly higher operating expenses ($0.5 million).

     Golf Finance income decreased $7.7 million reflecting lower interest margin ($3.7 million), higher provision for loan losses ($2.2 million) and higher operating expenses ($1.8 million). The lower interest margin primarily reflects lower finance receivable pricing and lower average finance assets of $21 million.

     Asset-Based Lending income increased $20.4 million due to lower provision for losses ($11.8 million), higher interest margin ($10.4 million), partially offset by higher operating expenses ($1.8 million). The increase in interest margin is primarily due to higher finance receivable pricing ($5.9 million) and higher other income ($5.4 million), partially offset by lower volume.

     Structured Capital income increased $13.6 million reflecting higher interest margin ($16.3 million), primarily due to a nonrecurring prepayment gain of $14.3 million, partially offset by higher provision for losses ($2.1 million).

     Other segment income decreased $6.4 million reflecting higher provision for losses ($38.4 million), higher operating expenses ($14.7 million), offset by higher interest margin ($46.7 million). These increases were largely due to the acquisition of a small business portfolio in the second quarter of 2001. The increase in loss provision was also due to increases in net charge-offs in other liquidating portfolios ($16.9 million), primarily small-ticket equipment finance.

  Special Charges

     To enhance its competitiveness and profitability, Textron Financial committed to a plan to restructure its vendor finance and existing small business finance operations, in the second quarter and its aircraft finance and machine tool finance operations in the third quarter. As a result, Textron Financial recognized charges of $2.7 million for the year ended December 29, 2001, terminated 155 employees and closed two facilities. The restructuring charges related to employee terminations include the cost of severance related benefits based on established policies and practices. As of December 29, 2001, Textron Financial paid severance related benefits and other expenses of $1.8 million that were charged against the restructuring reserve, leaving a balance in the reserve of $0.9 million. Textron Financial paid the remaining restructuring costs in 2002.

  Income Before Cumulative Effect of Change in Accounting Principle

     Income before cumulative effect of change in accounting principle for the twelve months of 2001 of $120.6 million was $2.6 million or 2.2% higher than the corresponding period in 2000. The favorable results were due to higher average finance assets, higher fee income ($79.3 million) and a lower effective tax rate, partially offset by higher selling and administrative expenses ($34.7 million), a higher loss provision ($45.0 million) and special charges ($2.7 million). Income before cumulative effect of change in accounting principle excluding amortization of goodwill was $131.8 million and $129.0 million for 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on Textron Financial's results of operations or financial position. Textron Financial has adopted the disclosure provisions as of December 28, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

FORWARD-LOOKING INFORMATION

     Certain statements in this Annual Report and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of further downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (c) the ability to control costs and successful implementation of various cost reduction programs; (d) the ability to maintain portfolio credit quality; (e) Textron Financial's access to debt financing at competitive rates;
(f) access to equity in the form of retained earnings and capital contributions from Textron; and (g) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Risk Management" in Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Textron Financial Corporation

     We have audited the accompanying consolidated balance sheets of Textron Financial Corporation as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, cash flows, and changes in shareholder's equity for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

     As discussed in Note 8 to the consolidated financial statements, in 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and the remaining provisions of SFAS No. 141, "Business Combinations."

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
January 23, 2003

                       CONSOLIDATED STATEMENTS OF INCOME

     For each of the three years in the period ended December 28, 2002

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (In thousands)
REVENUES
Finance charges and discounts..............................  $439,668    $526,897    $587,444
Rental revenues on operating leases........................    27,147      18,884      18,904
Other income...............................................   163,421     163,455      84,173
                                                             --------    --------    --------
                                                              630,236     709,236     690,521
EXPENSES
Interest...................................................   193,325     268,358     331,865
Selling and administrative.................................   165,414     156,207     121,534
Provision for losses.......................................   138,542      81,679      36,704
Depreciation of equipment on operating leases..............    13,802       7,861       8,422
Special charges............................................        --       2,686          --
                                                             --------    --------    --------
                                                              511,083     516,791     498,525
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON PREFERRED
  SECURITIES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE................................................   119,153     192,445     191,996
Income taxes...............................................    41,997      70,439      72,585
Distributions on preferred securities (net of tax benefits
  of $762, $810 and $837, respectively)....................     1,478       1,435       1,395
                                                             --------    --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE................................................    75,678     120,571     118,016
Cumulative effect of change in accounting principle (net of
  tax benefit of $8,278)...................................    15,372          --          --
                                                             --------    --------    --------
NET INCOME.................................................  $ 60,306    $120,571    $118,016
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 28,    DECEMBER 29,
                                                                  2002            2001
                                                              ------------    ------------
                                                                 (Dollars in thousands)
ASSETS
Cash and equivalents........................................   $   21,287      $   18,489
Finance receivables, net of unearned income:
  Installment contracts.....................................    1,827,797       2,047,088
  Revolving loans...........................................    1,366,064       1,578,922
  Golf course and resort mortgages..........................      962,459         811,951
  Distribution finance receivables..........................      792,323         474,391
  Leveraged leases..........................................      460,163         404,423
  Finance leases............................................      346,844         318,859
                                                               ----------      ----------
          Total finance receivables.........................    5,755,650       5,635,634
  Allowance for losses on receivables.......................     (166,510)       (143,756)
                                                               ----------      ----------
          Finance receivables -- net........................    5,589,140       5,491,878
Equipment on operating leases -- net........................      255,055         201,060
Goodwill....................................................      180,843         203,564
Other assets................................................      608,003         548,967
                                                               ----------      ----------
          Total assets......................................   $6,654,328      $6,463,958
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  345,270      $  341,394
Amounts due to Textron Inc..................................       23,471          29,985
Deferred income taxes.......................................      398,199         357,324
Note payable to Textron Inc.................................           --         510,000
Other debt..................................................    4,839,621       4,188,420
                                                               ----------      ----------
          Total liabilities.................................    5,606,561       5,427,123
                                                               ----------      ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................       26,950          27,480
SHAREHOLDER'S EQUITY
Common stock, $100 par value (4,000 shares authorized; 2,500
  shares issued and outstanding)............................          250             250
Capital surplus.............................................      573,676         573,676
Investment in parent company preferred stock................      (25,000)        (25,000)
Accumulated other comprehensive loss........................      (14,637)        (18,793)
Retained earnings...........................................      486,528         479,222
                                                               ----------      ----------
          Total shareholder's equity........................    1,020,817       1,009,355
                                                               ----------      ----------
          Total liabilities and shareholder's equity........   $6,654,328      $6,463,958
                                                               ==========      ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the three years in the period ended December 28, 2002

                                                         2002           2001           2000
                                                      -----------    -----------    -----------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before cumulative effect of change in
  accounting principle..............................  $    75,678    $   120,571    $   118,016

Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for losses..............................      138,542         81,679         36,704
  Deferred income tax provision.....................       57,533         46,335         16,109
  Depreciation......................................       27,790         19,326         16,507
  Amortization......................................       10,190         21,828         15,265
  Leveraged lease noncash earnings..................       (3,178)            --             --
  Noncash gains on securitizations..................      (28,150)       (42,799)       (22,053)
  (Decrease) increase in accrued interest and other
     liabilities....................................      (33,665)        46,752        (23,799)
  Gain on sale of real estate owned.................           --             --         (1,875)
  Other.............................................      (11,806)       (11,301)         7,845
                                                      -----------    -----------    -----------
          Net cash provided by operating
            activities..............................      232,934        282,391        162,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.........   (9,262,616)    (7,614,226)    (7,032,392)
Finance receivables repaid..........................    7,739,093      5,750,364      5,233,584
Proceeds from receivable sales, including
  securitizations...................................    1,150,884      2,018,689      1,555,790
Acquisitions, net of cash acquired..................           --       (387,594)            --
Purchase of assets for operating leases.............     (105,873)       (85,444)       (50,326)
Proceeds from disposition of operating leases and
  other assets......................................       53,848         13,014         40,519
Other capital expenditures..........................      (17,115)       (17,506)       (14,406)
Proceeds from real estate owned.....................        7,325            183          8,593
Other investments...................................       17,131        (62,581)        (3,356)
                                                      -----------    -----------    -----------
          Net cash used in investing activities.....     (417,323)      (385,101)      (261,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt............    2,022,384        896,872      1,287,450
Principal payments on long-term debt................   (1,605,000)    (1,097,226)      (798,120)
Net increase (decrease) in commercial paper.........      249,145       (332,560)       (48,388)
Net (decrease) increase in other short-term debt....     (530,500)       564,465       (324,831)
Proceeds from issuance of nonrecourse debt..........      169,692        276,118        200,989
Principal payments on nonrecourse debt..............      (58,362)      (200,855)      (153,139)
Net (decrease) increase in amounts due to Textron
  Inc...............................................       (6,514)         9,987          1,933
Capital contributions from Textron Inc..............        9,010         49,010          4,504
Dividends paid to Textron Inc.......................      (62,010)       (51,110)       (82,004)
                                                      -----------    -----------    -----------
          Net cash provided by financing
            activities..............................      187,845        114,701         88,394
Effect of exchange rate changes on cash.............         (658)            --             --
                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH.....................        2,798         11,991        (10,881)
Cash and equivalents at beginning of year...........       18,489          6,498         17,379
                                                      -----------    -----------    -----------
Cash and equivalents at end of year.................  $    21,287    $    18,489    $     6,498
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

     For each of the three years in the period ended December 28, 2002

                                                                   ACCUMULATED
                                                 INVESTMENT IN        OTHER
                            COMMON   CAPITAL    PARENT COMPANY    COMPREHENSIVE   RETAINED
                            STOCK    SURPLUS    PREFERRED STOCK       LOSS        EARNINGS     TOTAL
                            ------   --------   ---------------   -------------   --------   ----------
                                                        (In thousands)
BALANCE JANUARY 1, 2000...   $250    $508,676            --               --      $360,235   $  869,161
Net income................     --          --            --               --       118,016      118,016
Capital contributions from
  Textron Inc.............     --      31,757      $(25,000)              --            --        6,757
Dividends to Textron
  Inc.....................     --      (6,757)           --               --       (77,500)     (84,257)
                             ----    --------      --------         --------      --------   ----------
BALANCE DECEMBER 30,
  2000....................    250     533,676       (25,000)              --       400,751      909,677
Comprehensive income:
  Net income..............     --          --            --               --       120,571      120,571
  Other comprehensive
     income (loss), net of
     income taxes:
     Unrealized net losses
       on hedge
       contracts..........     --          --            --         $(19,359)           --      (19,359)
     Unrealized net gains
       on interest-only
       securities.........     --          --            --              566            --          566
                                                                    --------                 ----------
  Other comprehensive
     loss.................     --          --            --          (18,793)           --      (18,793)
                                                                                             ----------
Comprehensive income......     --          --            --               --            --      101,778
Capital contributions from
  Textron Inc.............     --      49,010            --               --            --       49,010
Dividends to Textron
  Inc.....................     --      (9,010)           --               --       (42,100)     (51,110)
                             ----    --------      --------         --------      --------   ----------
BALANCE DECEMBER 29,
  2001....................    250     573,676       (25,000)         (18,793)      479,222    1,009,355
COMPREHENSIVE INCOME:
  NET INCOME..............     --          --            --               --        60,306       60,306
  OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF
     INCOME TAXES:
     UNREALIZED NET GAINS
       ON INTEREST-ONLY
       SECURITIES.........     --          --            --            9,601            --        9,601
     UNREALIZED NET LOSSES
       ON HEDGE
       CONTRACTS..........     --          --            --           (1,893)           --       (1,893)
     FOREIGN CURRENCY
       TRANSLATION
       ADJUSTMENTS........     --          --            --           (3,552)           --       (3,552)
                                                                    --------                 ----------
  OTHER COMPREHENSIVE
     INCOME...............     --          --            --            4,156            --        4,156
                                                                                             ----------
COMPREHENSIVE INCOME......     --          --            --               --            --       64,462
CAPITAL CONTRIBUTIONS FROM
  TEXTRON INC.............     --       9,010            --               --            --        9,010
DIVIDENDS TO TEXTRON
  INC.....................     --      (9,010)           --               --       (53,000)     (62,010)
                             ----    --------      --------         --------      --------   ----------
BALANCE DECEMBER 28,
  2002....................   $250    $573,676      $(25,000)        $(14,637)     $486,528   $1,020,817
                             ====    ========      ========         ========      ========   ==========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters and other general aviation aircraft. Asset-Based Lending pursues two types of lending secured by accounts receivable and inventory: general purpose asset-based lending, which provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and specialty asset-based lending, which factors freight bills and utility service receivables, and extends asset-based loans to small niche-oriented finance companies. Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Textron Turf Care equipment. Resort Finance extends loans to developers of vacation interval resorts and recreational and residential land lots, secured primarily by notes receivable and interval and land lot inventory. Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial's other financial services and products include transaction syndication, equipment appraisal and disposition, insurance brokerage and portfolio servicing.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft.

     Textron Financial is a subsidiary of Textron Inc. (Textron), an $11 billion multi-industry company with businesses in Aircraft, Fastening Systems, Industrial Products, Industrial Components and Finance. At December 28, 2002, 23% of Textron Financial's total managed finance receivables were related to Textron or Textron's products, compared to 26% at December 29, 2001. Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

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

  Other Income

     Other income includes securitization and syndication gains on the sale of loans and leases, late charges, prepayment gains, residual gains, servicing fees and other miscellaneous fees, which are primarily recognized as income when received. It also includes earnings on retained interests in securitizations including interest on subordinated certificates and cash reserve accounts as well as the accretable yield on interest-only securities.

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

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on receivables at a level considered adequate to cover losses in the existing finance receivable portfolio, based on management's evaluation and analysis of this portfolio.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collateral dependent, at the fair value of the collateral. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

  Equipment on Operating Leases

     Income from operating leases is recognized in equal amounts over the lease terms. The costs of such assets are capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful life of the asset or the lease term.

  Goodwill and Other Intangible Assets

     Management evaluates the recoverability of goodwill and other intangibles annually, or more frequently if events or changes in circumstances, such as declines in interest margin, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flow is based on the businesses' strategic plans and long-range planning forecasts.

  Pension Benefits and Postretirement Benefits Other than Pensions

     Textron Financial participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $2.1 million, $1.9 million and $1.5 million in 2002, 2001 and 2000, respectively. The cost of the defined benefit pension plan amounted to approximately $4.7 million, $3.4 million and $2.7 million in 2002, 2001 and 2000, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

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

  Securitized Transactions

     Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, subordinated certificates, cash reserve accounts and servicing rights and obligations. The Company's retained interests are subordinate to other investors' interests in the securitizations. Gain or loss on the sale of the loans or leases depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of Other assets on Textron Financial's Consolidated Balance Sheets. The Company estimates fair values based on the present value of future cash flows expected under management's best estimates of key assumptions -- credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved.

     Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the Company's retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses.

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

     While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of no less than middle A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2002.

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

  New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on Textron Financial's results of operations or financial position. Textron Financial has adopted the disclosure provisions as of December 28, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

NOTE 2 OTHER INCOME

                                                                2002        2001       2000
                                                              --------    --------    -------
                                                                      (In thousands)
Securitization gains........................................  $ 54,203    $ 42,799    $22,053
Servicing fees..............................................    26,338      16,798      5,080
Investment income...........................................    20,097      16,119      5,650
Syndication income..........................................    17,699      25,500     14,533
Prepayment gains............................................    10,747      25,665      9,324
Late charges................................................     9,316      10,069      7,681
Other.......................................................    25,021      26,505     19,852
                                                              --------    --------    -------
Total other income..........................................  $163,421    $163,455    $84,173
                                                              ========    ========    =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3 SPECIAL CHARGES

     To enhance its competitiveness and profitability, the Company committed to a plan to restructure its vendor finance, existing small business finance, aircraft finance and machine tool finance operations during 2001. As a result, the Company recognized charges of $2.7 million for the year ended December 29, 2001.

     As a result of the restructuring program, the Company terminated 155 employees and closed two facilities. The restructuring charges related to employee terminations included the cost of severance related benefits based on established policies and practices. As of December 29, 2001, the Company had paid severance related benefits and other expenses of $1.8 million, which were charged against the restructuring reserve, leaving a balance in the reserve of $0.9 million. The Company paid the remaining restructuring costs in 2002.

NOTE 4 RELATIONSHIP WITH TEXTRON INC.

     Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $9.4 million in 2002, $4.0 million in 2001 and $11.6 million in 2000, and operating lease revenues of $21.0 million in 2002, $10.9 million in 2001 and $10.9 million in 2000. In 2002, 2001 and 2000, Textron Financial paid Textron $1.1 billion, $1.3 billion and $1.4 billion, respectively, relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $104.3 million, $62.1 million and $50.3 million, respectively, for the purchase of operating lease equipment.

     Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $526.7 million at December 28, 2002, and $648.1 million at December 29, 2001, and operating leases of $122.3 million at December 28, 2002, and $90.6 million at December 29, 2001, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on subordinated certificates of $59.2 million and $55.8 million at year-end 2002 and 2001, respectively, and on cash reserve accounts of $10.4 million and $13.9 million at year-end 2002 and 2001, respectively. Both the subordinated certificates and the cash reserve accounts are retained interests related to receivable securitizations.

     Under the operating agreements between Textron and Textron Financial, Textron has made available to Textron Financial a $100 million line of credit for junior subordinated borrowings at the prime interest rate (4.25% at December 28, 2002). Textron Financial had no borrowings under this line at December 28, 2002. In addition, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $23.7 million at December 28, 2002 ($20.9 million at December 29,
2001) under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial's Consolidated Balance Sheets.

     Textron has also agreed to cause Textron Financial's pretax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder's equity to be no less than $200 million. No related payments were required for 2002, 2001 or 2000.

     The Company had an income tax payable of $9.1 million at December 28, 2002, and an income tax receivable of $3.8 million at December 29, 2001. These accounts are settled as Textron manages its consolidated federal tax position.

NOTE 5 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at December 28, 2002, were as follows:

                           2003        2004       2005       2006       2007     THEREAFTER     TOTAL
                        ----------   --------   --------   --------   --------   ----------   ----------
                                                         (In thousands)
Installment
  contracts...........  $  274,660   $233,578   $187,137   $165,859   $213,218   $  753,345   $1,827,797
Revolving loans.......     446,989    207,758    114,589    233,338    172,067      191,323    1,366,064
Golf course and resort
  mortgages...........      55,196    117,173    231,825    144,381    243,547      170,337      962,459
Distribution finance
  receivables.........     491,178    188,109     51,095     27,693     28,581        5,667      792,323
Leveraged leases......     (16,181)   (18,794)    21,706      4,322      7,305      461,805      460,163
Finance leases........      29,534     54,431     39,575     16,500      3,540      203,264      346,844
                        ----------   --------   --------   --------   --------   ----------   ----------
Total finance
  receivables.........  $1,281,376   $782,255   $645,927   $592,093   $668,258   $1,785,741   $5,755,650
                        ==========   ========   ========   ========   ========   ==========   ==========

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. The ratio of cash collections (net of finance charges) to average net receivables, excluding distribution finance receivables and revolving loans, was approximately 54% in 2002 and 65% in 2001. During 2002 and 2001, cash collections of finance receivables (excluding proceeds from receivable sales or securitizations) were $7.7 billion and $5.8 billion, respectively.

     Installment contracts and finance leases have initial terms generally ranging from one to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Finance leases include residual values expected to be realized at contractual maturity.

     Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivable, pools of residential and recreational land loans and the underlying real property.

     Golf course mortgages have initial terms generally ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $639.1 million, consist of loans with an average balance of $4.9 million and an average remaining contractual maturity of four years. Resort mortgages, totaling $323.4 million, consist of loans with an average balance of $3.8 million and an average remaining contractual maturity of two years.

     Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and Distribution finance receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2002, such cash turnover was 6.7 times contractual maturities.

     Leveraged leases are secured by the ownership of the leased equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

     Textron Financial's finance receivables are diversified across geographic region, borrower industry and type of collateral. Textron Financial's geographic concentrations (as measured by managed finance receivables) at December 28, 2002, were as follows: Southeast 27%; Far West 15%; Southwest 13%; Mideast 10%; Great Lakes 9%; New England 4%; Rocky Mountains 4%; other domestic 5%; South America 4%; and other international 9%. Textron Financial's most significant collateral concentration was general aviation aircraft, which accounted for 21% of managed finance receivables (15% of owned receivables) at December 28, 2002. The Company has industry concentrations in the golf and vacation interval industries, which each account for 15% of managed finance receivables, respectively, at December 28, 2002.

 Leveraged Leases

                                                                 2002          2001
                                                              -----------   ----------
                                                                   (In thousands)
Rental receivable...........................................  $ 1,401,832   $1,180,292
Nonrecourse debt............................................   (1,017,290)    (905,960)
Estimated residual values of leased assets..................      398,773      401,745
Less unearned income........................................     (323,152)    (271,654)
                                                              -----------   ----------
Investment in leveraged leases..............................      460,163      404,423
Deferred income taxes.......................................     (327,523)    (258,385)
                                                              -----------   ----------
Net investment in leveraged leases..........................  $   132,640   $  146,038
                                                              ===========   ==========

     Approximately 42% of Textron Financial's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (In thousands)
Income recognized...........................................  $ 29,491   $25,586   $21,973
Income tax expense..........................................   (10,027)   (9,237)   (8,240)
                                                              --------   -------   -------
Income from leveraged leases................................  $ 19,464   $16,349   $13,733
                                                              ========   =======   =======

 Finance Leases

                                                                2002        2001
                                                              ---------   --------
                                                                 (In thousands)
Total minimum lease payments receivable.....................  $ 340,113   $215,526
Estimated residual values of leased equipment...............    190,074    187,626
                                                              ---------   --------
                                                                530,187    403,152
Unearned income.............................................   (183,343)   (84,293)
                                                              ---------   --------
Net investment in finance leases............................  $ 346,844   $318,859
                                                              =========   ========

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $60.4 million in 2003, $54.2 million in 2004, $30.3 million in 2005, $19.4 million in 2006, $10.5 million in 2007 and $165.3 million thereafter.

 Loan Impairment

     The Company had $181.6 million of nonaccrual finance receivables at December 28, 2002, compared to $113.8 million at December 29, 2001. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $15.9 million, $10.4 million and $8.6 million for 2002, 2001 and 2000, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $122.1 million and $53.9 million at December 28, 2002 and December 29, 2001, respectively. Impaired loans with identified reserve requirements were $109.9 million at December 28, 2002, compared to $53.9 million at December 29, 2001. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $32.7 million and $10.9 million at December 28, 2002 and December 29, 2001, respectively. The average recorded investment in impaired loans during 2002 was $96.7 million, compared to $51.1 million in 2001.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to 19.3%, 16.0% and 12.6% of captive finance receivables with recourse for the years ended 2002, 2001 and 2000, respectively. Revenues recognized on these delinquent accounts were approximately $7.4 million, $9.5 million and $10.1 million for the years ended 2002, 2001 and 2000, respectively.

 Allowance for Losses on Receivables

                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (In thousands)
Balance at beginning of year................................  $ 143,756   $115,953   $112,769
Provision for losses........................................    138,542     81,679     36,704
Receivable charge-offs......................................   (138,862)   (82,272)   (44,699)
Recoveries..................................................     10,971      7,823      6,871
Acquisitions and other......................................     12,103     20,573      4,308
                                                              ---------   --------   --------
Balance at end of year......................................  $ 166,510   $143,756   $115,953
                                                              =========   ========   ========

 Managed and Serviced Finance Receivables

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                                 2002          2001
                                                              -----------   -----------
                                                                   (In thousands)
Total managed and serviced finance receivables..............  $ 9,395,778   $ 9,349,096
Third-party portfolio servicing.............................     (515,546)     (740,246)
Nonrecourse participations..................................     (435,393)     (591,853)
SBA sales agreements........................................      (55,913)      (49,338)
                                                              -----------   -----------
Total managed finance receivables...........................    8,388,926     7,967,659
Securitized receivables.....................................   (2,633,276)   (2,332,025)
                                                              -----------   -----------
Owned receivables...........................................  $ 5,755,650   $ 5,635,634
                                                              ===========   ===========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

     Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers, third-party securitization servicing as well as private label bank and leasing company portfolio servicing.

     Owned receivables include approximately $17 million of finance receivables that were unfunded at December 28, 2002, as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

NOTE 6 RECEIVABLE SECURITIZATIONS

     During 2002, the Company securitized general aviation loans, small business finance loans, finance receivables for the lease or purchase of E-Z-GO golf cars and Textron Turf Care equipment (equipment loans and leases), distribution finance receivables (dealer financing arrangements), vacation interval loans (timeshare notes receivable) and loans for residential and recreational land lots (land loan receivables). The Company recognized pretax gains as follows:

                                                              2002    2001
                                                              -----   -----
                                                              (In millions)
General aviation loans......................................  $ 9.5   $12.3
Small business finance loans................................    8.8      --
Equipment loans and leases..................................    2.9     2.4
Distribution finance receivables............................   23.3    16.5
Vacation interval loans.....................................    6.9     1.9
Land loan receivables.......................................    2.8     6.3
Franchise loans.............................................     --     3.4
                                                              -----   -----
Total pretax gains on securitizations.......................  $54.2   $42.8
                                                              =====   =====

     The Company receives annual servicing fees approximating 0.70% (for general aviation loans and equipment loans and leases), 2.0% (for small business finance loans), 1.50% (for distribution finance receivables), 1.0% (for vacation interval loans) and 0.50% (for land loan receivables), of the outstanding balance, and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they have contracted. The investors and the securitization trusts have no recourse to the Company's other assets and liabilities for failure of debtors to pay when due.

     Textron Financial has entered into certain interest rate exchange agreements to mitigate its exposure to decreases in interest rates on its interest-only securities. For more information regarding Textron Financial's interest rate exchange agreements, see Note 11 to the consolidated financial statements.

     Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2002 were as follows:

                                                        SMALL                        DISTRIBUTION   VACATION
                                    GENERAL AVIATION   BUSINESS      EQUIPMENT         FINANCE      INTERVAL    LAND LOAN
                                     AIRCRAFT LOANS     LOANS     LOANS AND LEASES   RECEIVABLES     LOANS     RECEIVABLES
                                    ----------------   --------   ----------------   ------------   --------   -----------
Prepayment speed (annual rate)....        23.0%           6.6%          7.5%              --          20.7%       20.0%
Weighted average life (in
  years)..........................         4.1            1.6           2.2              0.3           3.5         5.0
Expected credit losses (annual
  rate)...........................         0.8%           4.5%          0.8%             0.3%          1.0%        1.5%
Residual cash flows discount
  rate............................         4.7%          11.5%          7.4%             5.8%          7.3%       11.2%

     At December 28, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                        SMALL                        DISTRIBUTION   VACATION
                                    GENERAL AVIATION   BUSINESS      EQUIPMENT         FINANCE      INTERVAL    LAND LOAN
                                     AIRCRAFT LOANS     LOANS     LOANS AND LEASES   RECEIVABLES     LOANS     RECEIVABLES
                                    ----------------   --------   ----------------   ------------   --------   -----------
                                                                    (Dollars in millions)
Carrying amount of retained
  interests in
  securitizations -- net..........       $89.0          $58.0          $46.5            $89.2        $12.9        $27.1
Weighted average life (in
  years)..........................         3.2            1.6            1.8              0.3          5.1          5.3
PREPAYMENT SPEED (ANNUAL RATE)....        21.8%           6.6%           7.0%              --         15.0%        20.0%
10% adverse change................       $(2.5)         $(0.1)         $(0.2)              --        $(0.8)       $(1.9)
20% adverse change................        (4.4)          (0.3)          (0.4)              --         (1.5)        (3.3)
EXPECTED CREDIT LOSSES (ANNUAL
  RATE)...........................         0.4%           4.5%           0.2%             0.3%         0.5%         1.5%
10% adverse change................       $(0.1)         $(0.2)            --               --           --        $(0.2)
20% adverse change................        (0.3)          (0.4)            --               --        $(0.1)        (0.5)
RESIDUAL CASH FLOWS DISCOUNT
  RATE............................         6.6%          11.5%           7.4%             5.8%        10.0%         9.2%
10% adverse change................       $(1.3)         $(1.3)         $(0.7)           $(0.3)       $(0.3)       $(0.9)
20% adverse change................        (2.5)          (2.4)          (1.3)            (0.6)        (0.5)        (1.7)

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

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. At December 28, 2002, total expected losses for securitizations occurring in 2002 were 1.07% for general aviation loans, 6.16% for small business finance loans, 0.16% for equipment loans and leases, 0.16% for distribution finance receivables, 1.20% for vacation interval loans and 3.17% for land loan receivables. Total expected losses for securitizations occurring in 2001 were 0.47% for general aviation aircraft loans, 0.20% for equipment loans and leases, 1.30% for franchise loans, 0.25% for distribution finance receivables, 2.18% for vacation interval loans and 4.17% for land loan receivables.

     The table below summarizes certain cash flows received from and (paid to) securitization trusts during the years ended December 28, 2002 and December 29, 2001, respectively.

                                                               2002      2001
                                                              ------   --------
                                                                (In millions)
Proceeds from securitizations...............................  $892.2   $1,296.8
Servicing fees received.....................................    23.9       14.9
Cash flows received on retained interests...................   112.0       38.2

     Historical loss and delinquency amounts for Textron Financial's loans held and securitized for the year ended December 28, 2002, were as follows:

                                     TOTAL       AGGREGATE                                        NET
                                   PRINCIPAL      CONTRACT                                       CREDIT
                                     AMOUNT       VALUE 60                               NET     LOSSES
                                    OF LOANS    DAYS OR MORE    60+ DAYS     AVERAGE    CREDIT   ANNUAL
TYPE OF FINANCE RECEIVABLE         AND LEASES     PAST DUE     DELINQUENCY   BALANCES   LOSSES    RATE
--------------------------         ----------   ------------   -----------   --------   ------   ------
                                                                                     YEAR-ENDED
                                            AT DECEMBER 28, 2002                 DECEMBER 28, 2002
                                   ---------------------------------------   --------------------------
                                                              (In millions)
General aviation aircraft
  loans..........................   $1,738.8       $ 47.5          2.7%      $1,771.7   $25.0     1.4%
Small business finance loans.....      440.6         10.6          2.4%         424.4    26.1     6.1%
Equipment loans and leases.......      587.8         29.9          5.1%         593.3     1.8     0.3%
Distribution finance
  receivables....................    1,500.5         32.5          2.2%       1,277.4     8.2     0.6%
Vacation interval loans..........      961.4          3.0          0.3%         905.8     1.0     0.1%
Land loan receivables............      285.2          9.5          3.3%         249.4     1.4     0.6%
                                    --------       ------                    --------   -----
Total loans held and
  securitized....................   $5,514.3       $133.0                    $5,222.0   $63.5
                                    ========       ======                    ========   =====
CONSISTING OF:
Loans held in portfolio..........   $2,881.0       $ 54.7
Loans securitized................    2,633.3         78.3
                                    --------       ------
Total loans held and
  securitized....................   $5,514.3       $133.0
                                    ========       ======

NOTE 7 EQUIPMENT ON OPERATING LEASES

                                                                2002       2001
                                                              --------   --------
                                                                (In thousands)
Equipment on operating leases, at cost:
  Aircraft..................................................  $258,337   $201,250
  Golf cars.................................................    34,563     30,864
Accumulated depreciation:
  Aircraft and golf cars....................................   (37,845)   (31,054)
                                                              --------   --------
Equipment on operating leases -- net........................  $255,055   $201,060
                                                              ========   ========

     Initial lease terms of equipment on operating leases range from one to ten years. Future minimum rentals at December 28, 2002, are $25.8 million in 2003, $17.0 million in 2004, $15.2 million in 2005, $13.2 million in 2006, $9.4 million in 2007 and $18.3 million thereafter.

NOTE 8 GOODWILL

     On December 30, 2001, Textron Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives, and requires an annual review for impairment. Upon adoption, Textron Financial discontinued the amortization of goodwill. Goodwill amortization expense was $11.2 million and $11.0 million for 2001 and 2000, respectively, net of income taxes.

     Under SFAS No. 142, Textron Financial was required to test all existing goodwill for impairment as of December 30, 2001, on a "reporting unit" basis. The reporting unit represents the operating segment unless, at businesses one level below that operating segment (a "component"), discrete financial information is prepared that is reviewed by segment management, in which case such component is the reporting unit. In certain instances, components of an operating segment have been aggregated and deemed a single reporting unit based on similar economic characteristics of the components. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were established using a discounted cash flow methodology.

     As a result of this impairment review of goodwill, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million ($23.7 million, pre-tax), which is reported in the caption "Cumulative effect of change in accounting principle." The charge relates to the Franchise Finance division within the Other segment and is primarily the result of decreasing loan volumes and an unfavorable securitization market. No impairment charge was appropriate for this reporting unit under the previous goodwill impairment accounting standard, which was based on undiscounted cash flows.

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

     Goodwill totaled $110.0 million in the Resort Finance segment, $40.6 million in the Asset-Based Lending segment, $16.6 million in the Aircraft Finance segment and $13.6 million in the Other segment at December 28, 2002.

     The impact on net income of discontinuing the amortization of goodwill is presented below:

                                                               2002        2001        2000
                                                              -------    --------    --------
                                                                      (In thousands)
Income before cumulative effect of change in accounting
  principle.................................................  $75,678    $120,571    $118,016
Add back: amortization, net of taxes........................       --      11,217      11,012
                                                              -------    --------    --------
Adjusted net income before cumulative effect of change in
  accounting principle......................................   75,678     131,788     129,028
Cumulative effect of change in accounting principle, net of
  taxes.....................................................   15,372          --          --
                                                              -------    --------    --------
Adjusted net income.........................................  $60,306    $131,788    $129,028
                                                              =======    ========    ========

NOTE 9 OTHER ASSETS

                                                                2002        2001
                                                              --------    --------
                                                                 (In thousands)
Retained interests in securitizations.......................  $257,147    $178,599
Investment in equipment residuals...........................   115,394     112,804
Interest-only securities....................................    92,798      78,939
Fixed assets -- net.........................................    50,196      44,680
Repossessed assets and properties...........................    36,234      23,235
Other long-term investments.................................    24,104      24,723
Short-term investments......................................        --      63,819
Other.......................................................    32,130      22,168
                                                              --------    --------
Total other assets..........................................  $608,003    $548,967
                                                              ========    ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized in 2002, 2001 and 2000.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 10 DEBT AND CREDIT FACILITIES

                                                                 2002          2001
                                                              ----------    ----------
                                                                   (In thousands)
Short-term debt:
  Commercial paper..........................................  $  872,397    $  623,252
  Other short-term debt.....................................      43,955        64,455
  Note payable to Textron Inc...............................          --       510,000
                                                              ----------    ----------
          Total short-term debt.............................     916,352     1,197,707
Long-term debt:
  5.65% -- 5.95% notes; due 2003 to 2007....................   1,152,682       399,503
  6.00% -- 6.84% notes; due 2003 to 2009....................     595,836        31,637
  7.13% -- 7.37% notes; due 2003 to 2007....................     837,545     1,081,223
  Variable rate notes due 2003 to 2007......................   1,337,206     1,988,350
                                                              ----------    ----------
          Total long-term debt..............................   3,923,269     3,500,713
                                                              ----------    ----------
          Total debt........................................  $4,839,621    $4,698,420
                                                              ==========    ==========

     Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2003 and $1.0 billion expires in 2006. Textron Financial's lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper or utilized for letters of credit at December 28, 2002, were $716 million. The Company also maintains a C$50 million committed Canadian facility under which it can borrow an additional C$50 million on an uncommitted basis. At December 28, 2002, the Company has fully used the committed portion of the facility in addition to borrowing C$1 million under the uncommitted portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $14 million remains unused at year-end 2002. Both the Canadian and multi-currency facilities expire in 2003. Textron Financial generally pays fees in support of these lines.

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

     The weighted average interest rates on short-term borrowings, before consideration of the effect of interest rate exchange agreements at year-end were as follows:

                                                              2002    2001    2000
                                                              ----    ----    ----
Commercial paper............................................  1.68%   2.37%   6.66%
Other short-term debt.......................................  2.98%   2.41%   7.13%

     The corresponding weighted average interest rates on these borrowings during the last three years were 2.07% in 2002, 4.12% in 2001 and 6.44% in 2000. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. Dollar deposits. The weighted average interest rate on these notes was 2.16% at December 28, 2002, 2.41% at December 29, 2001, and 6.96% at December 30, 2000. The corresponding weighted average interest rates on these notes during the last three years were 2.58% in 2002, 4.89% in 2001 and 6.93% in 2000.

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At December 28, 2002, and December 29, 2001, the amount of debt related to these securitization trusts was $2.3 billion and $2.1 billion, respectively.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At December 28, 2002, $448.5 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

     Required principal payments on long-term debt outstanding at December 28, 2002, are $1,068.9 million in 2003, $1,407.3 million in 2004, $199.0 million in
2005, $25.0 million in 2006, $725.6 million in 2007 and $497.0 million in 2009.

     Cash payments made by Textron Financial for interest were $195.6 million in 2002, $281.5 million in 2001 and $324.7 million in 2000.

NOTE 11 DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial has entered into interest rate exchange agreements to mitigate its exposure to interest rate changes by converting certain of its fixed rate receivables and debt issues to floating rates. The agreements require the Company to make periodic fixed rate payments in exchange for floating rate receipts and vice versa based on specified notional amounts. During 2002, Textron Financial also entered into a foreign currency exchange agreement to convert a Y6.0 billion fixed rate note to a $44.8 million variable rate note. The agreement requires the Company to make U.S. Dollar payments based on LIBOR in exchange for fixed receipts of Yen at specified notional amounts. The Company has designated these agreements fair value hedges. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. At December 28, 2002, the Company had interest rate exchange agreements with a fair value of $43 million designated as fair value hedges, compared to a liability of $6 million at December 29, 2001.

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

     During 2002, the Company also entered into foreign currency exchange agreements to convert $107.0 million of variable rate notes receivable to C$170.0 million of fixed rate notes receivable to manage foreign currency exposure by matching these notes receivable to Canadian denominated debt. The agreements require the Company to make U.S. Dollar payments based on LIBOR in exchange for fixed receipts of Canadian Dollars at specified notional amounts. The Company has designated these agreements cash flow hedges.

     Textron Financial has not incurred or recognized any gains or losses in earnings as the result of the ineffectiveness or the exclusion from its assessment of hedge effectiveness of its fair value or cash flow hedges.

     Assuming no changes in interest rates, the Company expects $9.1 million of net deferred losses to be reclassified to earnings over the next year to offset interest payments made or received. In addition, the Company expects approximately $1.9 million, net of income taxes, to be reclassified to earnings as a result of the amortization of deferred losses related to discontinued hedges.

     The derivative financial instruments are summarized as follows:

                                                                 2002          2001
                                                              -----------   -----------
                                                               (Dollars in thousands)
FAIR VALUE HEDGES
INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED AGAINST FIXED
  RATE RECEIVABLES:
Notional principal..........................................     $219,357       $96,909
Weighted average remaining term.............................   12.1 YEARS    12.0 years
Fixed weighted average interest rate........................         5.87%         8.14%
Variable weighted average interest rate.....................         1.93%         3.10%
INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED AGAINST FIXED
  RATE DEBT:
Notional principal..........................................   $1,240,000      $370,000
Weighted average remaining term.............................    5.1 YEARS     0.6 years
Variable weighted average interest rate.....................         2.10%         1.88%
Fixed weighted average interest rate........................         5.09%         4.08%
FOREIGN CURRENCY AND INTEREST RATE EXCHANGE AGREEMENT
  DESIGNATED AGAINST FOREIGN DEBT:
Notional principal..........................................      $44,810            --
Weighted average remaining term.............................    0.2 YEARS            --
Fixed weighted average interest rate -- OID.................           --            --
Variable weighted average interest rate -- LIBOR............         2.40%           --
FOREIGN CURRENCY AND INTEREST RATE BASIS EXCHANGE AGREEMENT
  DESIGNATED AGAINST FOREIGN DEBT:
Notional principal..........................................      $32,500       $32,500
Weighted average remaining term.............................    0.9 YEARS     1.9 years
Variable weighted average interest rate -- BA-CDOR..........         3.60%         3.12%
Variable weighted average interest rate -- LIBOR............         2.05%         2.75%
CASH FLOW HEDGES
FOREIGN CURRENCY AND INTEREST RATE EXCHANGE AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE RECEIVABLES:
Notional principal..........................................     $106,979            --
Weighted average remaining term.............................    2.1 YEARS            --
Variable weighted average interest rate.....................         3.03%           --
Fixed weighted average interest rate........................         5.95%           --
INTEREST RATE BASIS EXCHANGE AGREEMENT:
Notional principal..........................................      $20,000            --
Weighted average remaining term.............................    4.9 YEARS            --
Variable weighted average interest rate -- Prime............         2.90%           --
Variable weighted average interest rate -- U.S. Treasury
  Bill......................................................         3.11%           --
LIBOR BASED INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED
  AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal..........................................     $406,644      $370,970
Weighted average remaining term.............................    5.1 YEARS     6.5 years
Variable weighted average interest rate.....................         2.09%         2.57%
Fixed weighted average interest rate........................         4.79%         5.71%
PRIME BASED INTEREST RATE EXCHANGE AGREEMENTS DESIGNATED
  AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal..........................................      $76,577      $111,735
Weighted average remaining term.............................   15.9 YEARS    16.7 years
Variable weighted average interest rate.....................         4.43%         5.16%
Fixed weighted average interest rate........................         9.07%         9.00%
ONE-MONTH LIBOR BASED INTEREST RATE CAP AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the one-month LIBOR..............     $389,167      $337,274
Weighted average cap rate...................................         5.43%         6.35%
PRIME RATE BASED INTEREST RATE FLOOR AGREEMENTS DESIGNATED
  AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the prime rate...................     $129,124      $148,420
Weighted average floor rate.................................         8.75%         8.73%
SIX-MONTH LIBOR BASED INTEREST RATE FLOOR AGREEMENTS
  DESIGNATED AGAINST VARIABLE RATE INTEREST-ONLY SECURITIES:
Notional principal tied to the six-month LIBOR..............           --       $11,767
Weighted average floor rate.................................           --          5.34%

NOTE 12 TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

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

NOTE 13 INVESTMENT IN PARENT COMPANY PREFERRED STOCK

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

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                2002        2001
                                                              --------    --------
                                                                 (In thousands)
Beginning of year...........................................  $(18,793)         --
Transition adjustment due to change in accounting for
  derivative instruments and hedging activities, net of
  income tax benefit of $6,948..............................        --    $(11,580)
Net deferred loss on hedge contracts, net of income tax
  benefits of $2,519 and $6,395, respectively...............    (4,198)    (10,659)
Foreign currency translation adjustments....................    (3,552)         --
Amortization of deferred loss on terminated hedge contracts,
  net of income taxes of $1,383 and $1,728, respectively....     2,305       2,880
Net deferred gain on interest-only securities, net of income
  taxes of $5,761 and $340, respectively....................     9,601         566
                                                              --------    --------
End of year.................................................  $(14,637)   $(18,793)
                                                              ========    ========

     There were no items of Other comprehensive income during 2000.

NOTE 15 INCOME TAXES

     Income before income taxes, distributions on preferred securities and cumulative effect of change in accounting principle is as follows:

                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                      (In thousands)
  United States............................................  $121,248    $191,556    $189,705
  Foreign..................................................    (2,095)        889       2,291
                                                             --------    --------    --------
          Total............................................  $119,153    $192,445    $191,996
                                                             ========    ========    ========

     The components of income taxes were as follows:

                                                                2002       2001       2000
                                                              --------    -------    -------
                                                                      (In thousands)
Current:
  Federal...................................................  $(26,177)   $26,752    $51,666
  State.....................................................    10,005      2,321      3,732
  Foreign...................................................       636        702      1,078
                                                              --------    -------    -------
          Total current income taxes........................   (15,536)    29,775     56,476
Deferred:
  Federal...................................................    64,957     37,423     16,152
  State.....................................................    (5,848)     3,241        (43)
  Foreign...................................................    (1,576)        --         --
                                                              --------    -------    -------
          Total deferred income taxes.......................    57,533     40,664     16,109
                                                              --------    -------    -------
          Total income taxes................................  $ 41,997    $70,439    $72,585
                                                              ========    =======    =======

     Cash (received) paid for income taxes was ($30.8) million in 2002, $15.8 million in 2001 and $77.2 million in 2000.

     The federal statutory income tax rate was reconciled to the effective income tax rate as follows:

                                                              2002    2001    2000
                                                              ----    ----    ----
Federal statutory income tax rate...........................  35.0%   35.0%   35.0%
State income taxes..........................................   3.0     1.6     2.1
Tax exempt interest.........................................  (0.7)   (0.3)   (0.3)
Foreign tax rate differential...............................  (2.0)   (0.5)   (0.1)
Goodwill....................................................    --     1.7     1.7
Other, net..................................................    --    (0.9)   (0.6)
                                                              ----    ----    ----
Effective income tax rate...................................  35.3%   36.6%   37.8%
                                                              ====    ====    ====

     The components of Textron Financial's deferred tax assets and liabilities were as follows:

                                                                2002        2001
                                                              --------    --------
                                                                 (In thousands)
Deferred tax assets:
  Allowance for losses......................................  $ 40,344    $ 34,755
  State net operating losses................................    12,448      10,294
  Deferred origination fees.................................     5,154       6,308
  Nonaccrual loans..........................................     5,455       3,383
  Other.....................................................    43,856      30,589
                                                              --------    --------
Total deferred tax assets...................................   107,257      85,329
Less: valuation allowance...................................    (5,071)     (4,626)
                                                              --------    --------
Net deferred tax assets.....................................   102,186      80,703
Deferred tax liabilities:
  Leveraged leases..........................................   318,880     279,979
  Finance leases............................................   114,645      86,167
  Equipment on operating leases.............................    32,871      34,957
  Other.....................................................    33,989      36,924
                                                              --------    --------
Total deferred tax liabilities..............................   500,385     438,027
                                                              --------    --------
Net deferred tax liabilities................................  $398,199    $357,324
                                                              ========    ========

     At December 28, 2002, Textron Financial had state net operating loss carryforwards of approximately $383 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2003 through 2021. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of Textron Financial's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. The fair values, net of carrying amounts of Textron Financial's leveraged leases, finance leases and operating leases ($460.2 million, $346.8 million and $255.1 million, respectively, at December 28, 2002, and $404.4 million, $318.9 million and $201.1 million, respectively, at December 29, 2001), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreements

     The estimated fair value of fixed rate debt and variable rate long-term notes was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of short-term borrowings supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and foreign currency exchange agreements were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third party to assume Textron Financial's obligations under the agreements.

     The carrying values and estimated fair values of Textron Financial's financial instruments for which it is practicable to calculate a fair value are as follows:

                                               2002          2002          2001          2001
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (In thousands)
ASSETS:
Installment contracts.....................  $1,849,071    $1,837,206    $2,055,407    $2,025,030
Interest rate exchange agreements on
  installment contracts...................     (21,274)      (21,274)       (8,319)       (8,319)
Revolving loans...........................   1,366,064     1,350,646     1,578,922     1,576,250
Golf course and resort mortgages..........     962,459       968,580       811,951       811,834
Distribution finance receivables..........     792,323       786,835       474,391       470,531
Retained interests in securitizations.....     349,945       349,945       257,538       257,538
Short-term investments....................          --            --        63,819        63,819
Investments in equity partnerships........       9,810         9,810        10,937        10,937
Allowance for losses on receivables.......    (161,067)           --      (125,261)           --
                                            ----------    ----------    ----------    ----------
                                            $5,147,331    $5,281,748    $5,119,385    $5,207,620
                                            ==========    ==========    ==========    ==========
LIABILITIES:
Total short-term debt.....................  $  916,352    $  916,352    $1,197,707    $1,197,707
Variable rate long-term notes.............   1,337,206     1,309,401     1,992,113     1,958,005
Variable rate long-term notes related
  derivatives.............................     (67,039)      (67,039)       (3,763)       (3,763)
Fixed rate long-term debt.................   2,586,063     2,709,483     1,512,363     1,566,268
Amounts due to Textron Inc................      23,471        21,157        20,928        17,679
Retained interests in securitizations.....      23,108        23,108        22,739        22,739
Foreign currency forward exchange
  contracts...............................         (24)          (24)          258           258
                                            ----------    ----------    ----------    ----------
                                            $4,819,137    $4,912,438    $4,742,345    $4,758,893
                                            ==========    ==========    ==========    ==========

NOTE 17 COMMITMENTS

     Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. The revolving lines of credit include both committed and uncommitted facilities. Included in the committed facilities are $501 million of commitments where funding is dependent on compliance with customary financial covenants. Advances under the remaining $969 million of committed facilities are dependent on both compliance with customary financial covenants and the availability of eligible collateral. Advances under the uncommitted facilities of $998 million are generally at Textron Financial's discretion and the Company has the right to reduce or cancel these lines at any time. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

     The contractual amounts of the Company's outstanding commitments to extend credit at December 28, 2002, are shown below:

                                                              (In millions)
Commitments to extend credit:
Committed revolving lines of credit.........................     $1,470
Uncommitted revolving lines of credit.......................        998
Loans.......................................................         64
Other letters of credit.....................................         45
Standby letters of credit...................................         12

     Textron Financial's offices are occupied under noncancelable operating leases expiring on various dates through 2009. Rental expense was $7.6 million in 2002 ($6.4 million in 2001 and $5.4 million in 2000). Future minimum rental commitments for all noncancelable operating leases in effect at December 28, 2002, approximated $6.2 million for 2003, $4.5 million for 2004, $3.1 million for 2005, $2.0 million for 2006 and $1.4 million for 2007. Of these amounts, $1.7 million in 2003 and $0.5 million in 2004 are payable to Textron and its subsidiaries.

NOTE 18 CONTINGENCIES

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

NOTE 19 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the third quarter of 2002, the Company made a strategic decision to realign its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment that includes franchise finance (loans primarily to operators of restaurants and convenience store/gas outlets), media finance (working capital, acquisition and debt refinancing of broadcast, publishing and other media operators) and small business finance (unsecured lines of credit and term financing). This segment also includes liquidating portfolios related to a strategic realignment of the Company's businesses and product lines in 2001.

     As a result of these segment changes, the financial information for the years 2001 and 2000 have been recast reflecting the realignment of the segments.

                                          2002                 2001                 2000
                                    -----------------    -----------------    -----------------
                                                          (In thousands)
Revenues
  Distribution Finance............  $  103,470     16%   $   89,807     13%   $   84,862     12%
  Resort Finance..................      95,760     15%      106,072     15%      117,884     17%
  Aircraft Finance................      93,469     15%      124,643     18%      161,172     23%
  Golf Finance....................      72,387     12%       67,751      9%       82,797     12%
  Asset-Based Lending.............      62,408     10%       75,798     11%       75,744     11%
  Structured Capital..............      38,195      6%       42,519      6%       24,015      4%
  Other...........................     164,547     26%      202,646     28%      144,047     21%
                                    ----------    ---    ----------    ---    ----------    ---
TOTAL REVENUES....................  $  630,236    100%   $  709,236    100%   $  690,521    100%
                                    ==========    ===    ==========    ===    ==========    ===
Income (loss) before special
  charges, income taxes,
  distributions on preferred
  securities and cumulative effect
  of change in accounting
  principle(1)(2)
  Distribution Finance............  $   39,734           $   32,849           $   28,995
  Resort Finance..................      42,783               41,378               46,454
  Aircraft Finance................       7,772               34,821               50,386
  Golf Finance....................      22,161               21,214               28,873
  Asset-Based Lending.............      13,811               24,019                3,633
  Structured Capital..............      19,869               29,029               15,385
  Other...........................     (26,977)              11,821               18,270
                                    ----------           ----------           ----------
TOTAL INCOME BEFORE SPECIAL
  CHARGES, INCOME TAXES,
  DISTRIBUTIONS ON PREFERRED
  SECURITIES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................  $  119,153           $  195,131           $  191,996
                                    ----------           ----------           ----------
Special charges...................          --               (2,686)                  --
                                    ----------           ----------           ----------
TOTAL INCOME BEFORE INCOME TAXES,
  DISTRIBUTIONS ON PREFERRED
  SECURITIES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE.......................  $  119,153           $  192,445           $  191,996
                                    ==========           ==========           ==========
Finance assets(3)
  Aircraft Finance................  $1,216,144           $1,248,305           $1,088,811
  Resort Finance..................   1,052,734            1,021,034              855,855
  Golf Finance....................     964,271              836,421              741,142
  Distribution Finance............     841,118              495,809              860,253
  Structured Capital..............     581,207              565,047              371,022
  Asset-Based Lending.............     521,067              548,093              630,537
  Other...........................   1,359,841            1,593,524            1,420,006
                                    ----------           ----------           ----------
TOTAL FINANCE ASSETS..............  $6,536,382           $6,308,233           $5,967,626
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

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; ADC arrangements; and short and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets).

NOTE 20 QUARTERLY FINANCIAL DATA (UNAUDITED)

                               FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                            -------------------   -------------------   -------------------   -------------------
                              2002       2001       2002       2001       2002       2001       2002       2001
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                               (In thousands)
Revenues..................  $144,076   $170,702   $149,022   $163,986   $156,343   $177,886   $180,795   $196,662
Expenses..................   121,194    124,667    119,837    124,372    136,577    130,619    133,475    137,133
Cumulative effect of
  change in accounting
  principle, net of tax
  benefit.................    15,372         --         --         --         --         --         --         --
Net income................    (1,196)    28,426     18,536     24,434     12,278     29,911     30,688     37,800

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

ITEM 14.  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

     1. Consolidated statements of income -- Years ended December 28, 2002, December 29, 2001 and December 30, 2000

     2. Consolidated balance sheets -- December 28, 2002 and December 29, 2001

     3. Consolidated statements of cash flows -- Years ended December 28, 2002, December 29, 2001 and December 30, 2000

     4. Consolidated statements of changes in shareholder's equity -- Years ended December 28, 2002, December 29, 2001 and December 30, 2000

     5. Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

EXHIBITS

     The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

EXHIBIT
  NO.
--------
 3.1*      Restated Certificate of Incorporation of Textron Financial,
           dated July 19, 1993
 3.2**     By-Laws of Textron Financial as of May 2, 2000
 4.1***    Indenture dated as of December 9, 1999, between Textron
           Financial Corporation and SunTrust Bank (formerly known as
           Sun Trust Bank, Atlanta), (including form of debt
           securities)
 4.2****   Indenture dated as of November 30, 2001, between Textron
           Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation
10.1*      Support Agreement dated as of May 25, 1994, between Textron
           Financial and Textron
10.2*      Receivables Purchase Agreement between Textron Financial and
           Textron dated as of January 1, 1986
10.3*      Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
12         Computation of Ratios of Earnings to Fixed Charges
21         List of significant subsidiaries
23         Consent of Independent Auditors
24         Power of Attorney dated as of February 27, 2003
99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     * Incorporated by reference to the Exhibit with the same number of Textron Financial's Registration Statement on Form 10 (File No. 0-27559)

   ** Incorporated by reference to Exhibit 3.1 of Textron Financial's quarterly report on Form 10-Q dated August 11, 2000

  *** Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

 **** Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No. 333-72676)

(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on December 20, 2002, reporting under Item 5 of Form 8-K the Company's realignment of certain business segments.

Textron Financial, Textron, Bell Helicopter, Cessna, Cessna Finance Corporation,
  Asset Control, LLC, Textron Business Services, Inc., Textron Golf, Turf and
   Specialty Products, E-Z-GO, Textron Turf Care and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2003.

                                          Textron Financial Corporation
                                          Registrant

                                          By:                  *
                                            ------------------------------------
                                            Stephen A. Giliotti
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 27th day of February 2003, by the following persons on behalf of the registrant and in the capacities indicated:

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

                                          By: /s/ ERIC SALANDER
                                            ------------------------------------
                                            Eric Salander
                                            Senior Vice President, Finance
                                            (Principal Accounting Officer)

                                          *By: /s/ ELIZABETH C. PERKINS
                                             -----------------------------------
                                             Elizabeth C. Perkins
                                             Attorney-in-fact

                                 CERTIFICATIONS

I, Stephen A. Giliotti, Chairman and Chief Executive Officer of Textron Financial Corporation (the "Company") certify that:

          1. I have reviewed this annual report on Form 10-K of Textron Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ STEPHEN A. GILIOTTI
                                          --------------------------------------
                                          Stephen A. Giliotti
                                          Chairman and Chief Executive Officer

Date: February 27, 2003

I, Thomas J. Cullen, Executive Vice President and Chief Financial Officer of Textron Financial Corporation (the "Company") certify that:

          1. I have reviewed this annual report on Form 10-K of Textron Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                          Thomas J. Cullen
                                          Executive Vice President and
                                          Chief Financial Officer

Date: February 27, 2003