Form 10-Q
period 2003-03-31
TEXTRON FINANCIAL CORP
filed 2003-05-06
CIK 709255

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

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statements of Income for the three
     months ended March 31, 2003 and 2002 (unaudited).......     2

  Condensed Consolidated Balance Sheets at March 31, 2003
     and December 28, 2002 (unaudited)......................     3

  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2003 and 2002
     (unaudited)............................................     4

  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through March 31, 2003
     (unaudited)............................................     5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................     6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................    14

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................    19

Item 4. CONTROLS AND PROCEDURES.............................    20

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................    21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUES
  Finance charges and discounts.............................  $111,316   $105,145
  Rental revenues on operating leases.......................     7,713      7,064
  Other income..............................................    31,699     31,867
                                                              --------   --------
                                                               150,728    144,076
EXPENSES
  Interest..................................................    45,294     46,298
  Selling and administrative................................    47,284     40,976
  Provision for losses......................................    29,737     30,375
  Depreciation of equipment on operating leases.............     4,538      3,545
                                                              --------   --------
                                                               126,853    121,194
                                                              --------   --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON PREFERRED
  SECURITIES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    23,875     22,882
Income taxes................................................     7,964      8,349
Distributions on preferred securities (net of tax benefits
  of $184 and $201, respectively)...........................       364        357
                                                              --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    15,547     14,176
Cumulative effect of change in accounting principle (net of
  tax benefit of $8,278)....................................        --    (15,372)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $ 15,547   $ (1,196)
                                                              ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 28,
                                                                 2003          2002
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $    5,021    $   21,287
Finance receivables, net of unearned income:
  Installment contracts.....................................   1,870,700     1,827,797
  Revolving loans...........................................   1,697,631     1,366,064
  Distribution finance receivables..........................   1,071,859       792,323
  Golf course and resort mortgages..........................     946,361       962,459
  Leveraged leases..........................................     461,790       460,163
  Finance leases............................................     348,819       346,844
                                                              ----------    ----------
          Total finance receivables.........................   6,397,160     5,755,650
  Allowance for losses on receivables.......................    (168,829)     (166,510)
                                                              ----------    ----------
          Finance receivables -- net........................   6,228,331     5,589,140
Equipment on operating leases -- net........................     240,681       255,055
Goodwill....................................................     180,843       180,843
Other assets................................................     620,756       608,003
                                                              ----------    ----------
          Total assets......................................  $7,275,632    $6,654,328
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  425,757    $  345,270
Amounts due to Textron Inc..................................      22,927        23,471
Deferred income taxes.......................................     417,639       398,199
Debt........................................................   5,376,272     4,839,621
                                                              ----------    ----------
          Total liabilities.................................   6,242,595     5,606,561
                                                              ----------    ----------
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      26,818        26,950
SHAREHOLDER'S EQUITY
Common stock $100 par value (4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     573,676       573,676
Investment in parent company preferred stock................     (25,000)      (25,000)
Accumulated other comprehensive loss........................      (9,782)      (14,637)
Retained earnings...........................................     467,075       486,528
                                                              ----------    ----------
          Total shareholder's equity........................   1,006,219     1,020,817
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $7,275,632    $6,654,328
                                                              ==========    ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before cumulative effect of change in accounting
  principle.................................................  $    15,547   $    14,176
Adjustments to reconcile income to net cash provided by
  operating activities:
  Provision for losses......................................       29,737        30,375
  Deferred income tax provision.............................       17,630         3,526
  Depreciation..............................................        8,525         7,167
  Increase (decrease) in accrued interest and other
     liabilities............................................        7,359       (36,574)
  Amortization..............................................        2,346         2,792
  Noncash gains on securitizations..........................           --        (7,595)
  Other.....................................................       (1,696)       11,694
                                                              -----------   -----------
          Net cash provided by operating activities.........       79,448        25,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (2,118,266)   (1,889,968)
Finance receivables repaid..................................    1,586,295     1,536,477
Proceeds from receivable sales, including securitizations...        1,842       190,201
Proceeds from disposition of operating leases and other
  assets....................................................       17,666        16,041
Purchase of assets for operating leases.....................       (7,649)      (21,743)
Proceeds from real estate owned.............................          669         1,761
Other capital expenditures..................................       (4,886)       (6,686)
Other investments...........................................       32,377           265
                                                              -----------   -----------
          Net cash used in investing activities.............     (491,952)     (173,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      200,000       407,370
Principal payments on long-term debt........................      (75,180)     (402,692)
Net increase in commercial paper............................      348,652       787,995
Net decrease in other short-term debt.......................       (7,743)     (542,442)
Principal payments on nonrecourse debt......................      (33,831)      (34,091)
Net (decrease) increase in amounts due to Textron Inc. .....         (544)        3,444
Capital contributions from Textron Inc. ....................        2,252         2,252
Dividends paid to Textron Inc. .............................      (37,252)      (55,252)
                                                              -----------   -----------
          Net cash provided by financing activities.........      396,354       166,584
Effect of exchange rate changes on cash.....................         (116)           --
                                                              -----------   -----------
NET (DECREASE) INCREASE IN CASH.............................      (16,266)       18,493
Cash and equivalents at beginning of period.................       21,287        18,489
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $     5,021   $    36,982
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                  INVESTMENT    ACCUMULATED
                                                   IN PARENT       OTHER
                              COMMON   CAPITAL      COMPANY       COMPRE-      RETAINED
                              STOCK    SURPLUS    PREF. STOCK   HENSIVE LOSS   EARNINGS     TOTAL
                              ------   --------   -----------   ------------   --------   ----------
BALANCE DECEMBER 29, 2001...   $250    $573,676    $(25,000)      $(18,793)    $479,222   $1,009,355
Comprehensive income:
  Net income................     --          --          --             --       60,306       60,306
  Other comprehensive income
     (loss), net of income
     taxes:
     Unrealized net gains on
       interest-only
       securities...........     --          --          --          9,601           --        9,601
     Unrealized net losses
       on hedge contracts...     --          --          --         (1,893)          --       (1,893)
     Foreign currency
       translation
       adjustments..........     --          --          --         (3,552)          --       (3,552)
                                                                  --------                ----------
  Other comprehensive
     income.................     --          --          --          4,156           --        4,156
                                                                                          ----------
Comprehensive income........     --          --          --             --           --       64,462
Capital contributions from
  Textron Inc. .............     --       9,010          --             --           --        9,010
Dividends to Textron
  Inc. .....................     --      (9,010)         --             --      (53,000)     (62,010)
                               ----    --------    --------       --------     --------   ----------
BALANCE DECEMBER 28, 2002...    250     573,676     (25,000)       (14,637)     486,528    1,020,817
Comprehensive income:
  Net income................     --          --          --             --       15,547       15,547
  Other comprehensive income
     (loss), net of income
     taxes:
     Unrealized net gains on
       hedge contracts......     --          --          --          3,953           --        3,953
     Foreign currency
       translation
       adjustments..........     --          --          --          2,222           --        2,222
     Unrealized net losses
       on interest-only
       securities...........     --          --          --         (1,320)          --       (1,320)
                                                                  --------                ----------
  Other comprehensive
     income.................     --          --          --          4,855           --        4,855
                                                                                          ----------
Comprehensive income........     --          --          --             --           --       20,402
Capital contributions from
  Textron Inc. .............     --       2,252          --             --           --        2,252
Dividends to Textron
  Inc. .....................     --      (2,252)         --             --      (35,000)     (37,252)
                               ----    --------    --------       --------     --------   ----------
BALANCE MARCH 31, 2003......   $250    $573,676    $(25,000)      $ (9,782)    $467,075   $1,006,219
                               ====    ========    ========       ========     ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 28, 2002. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at March 31, 2003 and December 28, 2002, and its consolidated results of operations and cash flows for each of the respective three-month periods ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2003        2002
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Servicing fees..........................................   $ 7,424     $ 5,516
Securitization gains....................................     4,746       7,595
Investment income.......................................     4,738       4,465
Prepayment gains........................................     2,713       1,711
Late charges............................................     2,252       2,275
Syndication gains.......................................       920       1,495
Other...................................................     8,906       8,810
                                                           -------     -------
          Total other income............................   $31,699     $31,867
                                                           =======     =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                    THREE MONTHS    TWELVE MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,     DECEMBER 28,
                                                        2003            2002
                                                    -------------   -------------
                                                           (IN THOUSANDS)
Balance at beginning of period....................    $166,510        $143,756
Provision for losses..............................      29,737         138,542
Receivable charge-offs............................     (29,973)       (138,862)
Recoveries........................................       2,555          10,971
Acquisitions and other............................          --          12,103
                                                      --------        --------
Balance at end of period..........................    $168,829        $166,510
                                                      ========        ========

NOTE 4. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                      MARCH 31,    DECEMBER 28,
                                                        2003           2002
                                                     -----------   ------------
                                                           (IN THOUSANDS)
Total managed and serviced finance receivables.....  $ 9,575,268   $ 9,395,778
Nonrecourse participations.........................     (524,250)     (435,393)
Third-party portfolio servicing....................     (349,067)     (515,546)
SBA sales agreements...............................      (54,518)      (55,913)
                                                     -----------   -----------
  Total managed finance receivables................    8,647,433     8,388,926
Securitized receivables............................   (2,250,273)   (2,633,276)
                                                     -----------   -----------
  Owned finance receivables........................  $ 6,397,160   $ 5,755,650
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

     Owned receivables include approximately $38 million of finance receivables that were unfunded at March 31, 2003, as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Condensed Consolidated Balance Sheets.

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $180.4 million of nonaccrual finance receivables at March 31, 2003, compared to $181.6 million at December 28, 2002. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $4.7 million and $3.8 million for the first three months of 2003 and 2002, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $124.8 million and $122.1 million at March 31, 2003 and December 28, 2002, respectively. Impaired loans with identified reserve requirements were $116.8 million and $109.9 million at March 31, 2003 and December 28, 2002, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $39.3 million and $32.7 million at March 31, 2003 and December 28, 2002, respectively. The average recorded investment in impaired loans during the first three months of 2003 was $123.4 million compared to $61.6 million in the corresponding period in 2002.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 6. GOODWILL

     On December 30, 2001, Textron Financial adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which required companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives and requires an annual review for impairment. All existing goodwill as of December 30, 2001 was required to be tested for impairment on a reporting unit basis with the adoption of this standard. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values were established using a discounted cash flow methodology.

     Upon adoption, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million ($23.7 million, pre-tax) in the second quarter of 2002, which was retroactively recorded in the first quarter of 2002. This charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes" in Textron Financial's Condensed Consolidated Statements of Income. This after-tax charge related to the Franchise Finance division within the Other segment and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

NOTE 7. OTHER ASSETS

                                                        MARCH 31,   DECEMBER 28,
                                                          2003          2002
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Retained interests in securitizations.................  $207,256      $257,147
Investment in equipment residuals.....................   106,568       115,394
Interest-only securities..............................    77,453        92,798
Fixed assets -- net...................................    51,869        50,196
Repossessed assets and properties.....................    48,880        36,234
Other long-term investments...........................    23,706        24,104
Other.................................................   105,024        32,130
                                                        --------      --------
          Total other assets..........................  $620,756      $608,003
                                                        ========      ========

     The Investment in equipment residuals represents the remaining equipment residual values principally with Textron golf and turf equipment lease payments that were securitized in 2002, 2001 and 2000.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8. DEBT AND CREDIT FACILITIES

                                                      MARCH 31,    DECEMBER 28,
                                                         2003          2002
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................  $1,221,049    $  872,397
  Other short-term debt.............................      36,212        43,955
                                                      ----------    ----------
          Total short-term debt.....................   1,257,261       916,352
Long-term debt:
  5.65% -- 5.95% notes; due 2003 to 2007............   1,156,995     1,152,682
  6.00% -- 6.84% notes; due 2003 to 2009............     613,076       595,836
  7.13% -- 7.37% notes; due 2003 to 2007............     838,969       837,545
  Variable rate notes; due 2003 to 2007.............   1,509,971     1,337,206
                                                      ----------    ----------
          Total long-term debt......................   4,119,011     3,923,269
                                                      ----------    ----------
          Total debt................................  $5,376,272    $4,839,621
                                                      ==========    ==========

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.60% during the three months ended March 31, 2003, and 1.48% at March 31, 2003.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.12% at March 31, 2003.

     The fair value adjustment to designated fixed rate debt in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was $66 million and $67 million at March 31, 2003 and December 28, 2002, respectively.

     Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in the third quarter of 2003 and $1.0 billion expires in 2006. Textron Financial's lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper or utilized for letters of credit at March 31, 2003, were $358 million. The Company also maintains a C$50 million committed facility under which it can borrow an additional C$50 million on an uncommitted basis. At March 31, 2003, the Company had used C$35 million of the committed portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $12 million remains unused at March 31, 2003. Both the Canadian and multi-currency facilities expire in the third quarter of 2003. Textron Financial generally pays fees in support of these lines.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At March 31, 2003, and December 28, 2002, the

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

outstanding amount of debt issued by these qualified special purpose trusts was $2.0 billion and $2.3 billion, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $355.0 million at March 31, 2003. In the first quarter of 2003, Textron Financial declared and paid dividends of $37.3 million.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2003        2002
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Beginning of period.....................................  $(14,637)   $(18,793)
Foreign currency translation adjustments................     2,222          --
Net deferred gain on hedge contracts, net of income
  taxes of $2,092 and $1,183, respectively..............     3,487       1,972
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $280 and $545,
  respectively..........................................       466         907
Net deferred loss on interest-only securities, net of
  income tax benefits of $792 and $810, respectively....    (1,320)     (1,350)
                                                          --------    --------
End of period...........................................  $ (9,782)   $(17,264)
                                                          ========    ========

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Comprehensive income is summarized below:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2003        2002
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Net income (loss).......................................   $15,547     $(1,196)
Other comprehensive income..............................     4,855       1,529
                                                           -------     -------
Comprehensive income....................................   $20,402     $   333
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

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the third quarter of 2002, the Company made a strategic decision to realign its business units into seven operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance, and Structured Capital. In addition, the Company maintains an Other segment that includes franchise finance, media finance and small business finance in addition to liquidating portfolios related to a strategic realignment of the Company's business and product lines in 2001. As a result of these segment changes, the financial information for March 31, 2002, has been recast reflecting the realignment of the segments.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Revenues
  Distribution Finance......................................  $ 37,400    $ 19,461
  Golf Finance..............................................    19,588      15,928
  Resort Finance............................................    18,954      22,382
  Aircraft Finance..........................................    18,751      23,208
  Asset-Based Lending.......................................    14,370      14,924
  Structured Capital........................................     8,814       8,512
  Other.....................................................    32,851      39,661
                                                              --------    --------
Total revenues..............................................  $150,728    $144,076
                                                              ========    ========
Income (loss) before income taxes, distributions on
  preferred securities and cumulative effect of change in
  accounting principle (1) (2)
  Distribution Finance......................................  $ 13,259    $  6,648
  Golf Finance..............................................     6,049       4,082
  Resort Finance............................................     6,201      10,383
  Aircraft Finance..........................................    (1,498)      1,881
  Asset-Based Lending.......................................     3,605         894
  Structured Capital........................................     7,429       5,629
  Other.....................................................   (11,170)     (6,635)
                                                              --------    --------
Total income before income taxes, distributions on preferred securities and cumulative effect of change in accounting
  principle.................................................  $ 23,875    $ 22,882
                                                              ========    ========

                                                              MARCH 31,    DECEMBER 28,
                                                                 2003          2002
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Finance assets (3)
  Aircraft Finance..........................................  $1,304,172    $1,216,144
  Resort Finance............................................   1,144,096     1,052,734
  Distribution Finance......................................   1,053,793       841,118
  Golf Finance..............................................     964,544       964,271
  Structured Capital........................................     582,634       581,207
  Asset-Based Lending.......................................     460,780       521,067
  Other.....................................................   1,591,685     1,359,841
                                                              ----------    ----------
Total finance assets........................................  $7,101,704    $6,536,382
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and other short-term debt, sales of medium and long-term debt in the U.S. and foreign public and private markets and junior subordinated borrowings under a $100 million line of credit with Textron Inc. (Textron). For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in the third quarter of 2003 and $1.0 billion expires in 2006. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2004. None of these lines of credit were used at March 31, 2003, or December 28, 2002. Textron Financial also maintains a C$50 million committed facility, under which it can borrow an additional C$50 million on an uncommitted basis. At March 31, 2003, Textron Financial had used C$35 million of the committed portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $12 million remains unused at March 31, 2003. Both the Canadian and multi-currency facilities expire in the third quarter of 2003. Lines of credit, including the $100 million line of credit with Textron, not reserved as support for commercial paper or utilized for letters of credit were $358 million at March 31, 2003, compared to $716 million at December 28, 2002. The decrease in the unreserved portion of the lines of credit is principally attributable to growth in Distribution Finance and the liquidation of the small business finance receivable securitization conduit.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Financial issued $200 million of term notes during the first quarter of 2003 that mature in 2005. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt at par. At March 31, 2003, Textron Financial had $900 million available under this facility.

     Securitizations remain an important source of funding for the Company. During the first quarter of 2003, Textron Financial continued to utilize a revolving securitization conduit to fund a portfolio of Distribution Finance receivables. Textron Financial did not enter into any term securitization transactions during the quarter. Cash collections on prior period securitization gains were $10.2 million and $12.3 million, for the three-month periods ended March 31, 2003 and March 31, 2002. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2003.

     During the first quarter of 2003, Textron Financial's short and long-term debt credit ratings were downgraded from F1 to F2 and from A to A-, respectively, by Fitch, and the Company was placed on CreditWatch with negative implications by Standard & Poor's. The economic environment and its potential impact on the financial performance of the Company's finance receivable portfolios were listed as contributing factors. While the actions of the rating agencies caused the Company's cost of capital to increase, it did not result in any loss of access to capital. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and long-term debt markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants that Textron Financial needs to comply with to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at March 31, 2003.

     Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Cash flows provided by operations were $79 million during the first quarter of 2003, compared to $26 million in the corresponding period last year. The increase was due principally to the timing of payments of accrued interest and other liabilities and an increase in the deferred income tax provision.

     Cash flows used in investing activities were funded primarily from the collection of receivables and through the issuance of debt. The decrease in proceeds from receivable sales largely reflects the decline in securitization activity during the first quarter of 2003.

     Textron Financial declared and paid dividends to Textron of $37.3 million during the first quarter of 2003, compared to $55.3 million of dividends declared and paid during the corresponding period of 2002. The decrease in 2003 was due to the retention of capital to support finance receivable growth.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at March 31, 2003, up from 83% at December 28, 2002. Textron Financial's ratio of earnings to fixed charges was 1.52x for the three months ended March 31, 2003, compared to 1.49x for the corresponding three months in 2002. Commercial paper and Other short-term debt as a percentage of total debt was 23% at March 31, 2003, compared to 19% at December 28, 2002. Textron Financial has a policy of matching the duration of its assets with its debt. Changes in short and long-term debt are directly related to the duration of Textron Financial's assets and liabilities.

Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral, and among borrowers.

     Total finance assets, which includes finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals and other long-term investments (some of which are classified in Other assets on Textron Financial's Condensed Consolidated Balance Sheets), were $7.1 billion at March 31, 2003, up 9% from $6.5 billion at December 28, 2002. The increase in finance assets was mostly due to Distribution Finance ($213 million), net of a revolving securitization conduit, small business finance within the Other segment ($164 million), which was the result of a voluntary termination and liquidation of a revolving securitization conduit through a receivables repurchase, Resort Finance ($91 million), and Aircraft Finance ($88 million).

     Finance receivable additions for the first quarter of 2003 were $2.1 billion, compared to $1.9 billion in the corresponding period last year. The majority of the growth in finance receivable additions was from Distribution Finance ($188 million).

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets decreased to 3.23% ($229 million) at March 31, 2003, from 3.33% ($218 million) at December 28, 2002. The $11 million increase in nonperforming assets at March 31, 2003, compared to December 28, 2002, was due to increases in Resort Finance ($15 million) and the Other segment ($20 million), partially offset by a decrease in Golf Finance ($8 million), Asset-Based Lending ($13 million) and Distribution Finance ($2 million). The Other segment represents 25% of owned receivables and 45% of nonperforming assets at March 31, 2003. The Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. The Company expects modest improvements in portfolio quality as it liquidates portfolios included in the Other segment. However, a prolonged economic downturn could have a negative effect on the Company's overall portfolio quality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates, and includes entering into interest rate exchange agreements. At March 31, 2003, interest-sensitive assets in excess of interest-sensitive liabilities were $734 million, net of $1.3 billion of interest rate exchange agreements on long-term debt and $322 million of interest rate exchange agreements on finance receivables. However, classified within interest-sensitive assets are approximately $715 million of floating rate loans with rate floors that are generally 162 basis points above the rate that would otherwise be applicable with reference to the benchmark index (predominately the prime rate). As a consequence, these assets have become interest-insensitive, and will remain so until the prime rate increases by more than 162 basis points. The Company's match-funded position at March 31, 2003, inclusive of the effects of the rate floors was consistent with year-end 2002.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at March 31, 2003, indicates that an increase in interest rates of 100 basis points would have a beneficial impact on Textron Financial's net income and cash flows for the following twelve-month period, whereas, a decrease in interest rates of 100 basis points reduces Textron Financial's net income and cash flow by $3.2 million for the following twelve-month period, excluding the effects of the rate floors that mitigate this exposure.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining exposure to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were nominal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 VS. MARCH 31, 2002

REVENUES

     First quarter 2003 revenues increased by $6.7 million, or 4.6%, compared to the corresponding period in 2002. The increase in revenues principally reflects higher finance charges and discounts ($6.2 million) due to a higher level of average finance receivables ($5.6 million). The higher level of average finance receivables ($348 million) was primarily due to growth in Distribution Finance.

INTEREST EXPENSE

     First quarter 2003 interest expense decreased by $1.0 million, or 2.2% on 1.7% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.65% from 3.79%, primarily attributable to a lower interest rate environment and the maturity of higher cost debt.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., revenues earned less interest expense on borrowings and operating lease depreciation).

     Interest margin increased $6.7 million, or 8 basis points (6.87% versus 6.79%) for the first quarter of 2003 compared to the corresponding period in 2002. The increase in interest margin was primarily due to higher finance charges and discounts from higher average finance receivables and higher receivable pricing, and a lower borrowing cost.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses of $47.3 million increased $6.3 million in the first quarter of 2003 compared to the corresponding period in 2002. The increase in 2003 principally reflects higher legal and collection expenses ($4.0 million) and higher telecommunication expense ($0.9 million). Selling and administrative expenses as a percentage of average managed and serviced finance receivables were 2.05% (on an annualized basis) in the first quarter of 2003, compared to 1.79% in 2002.

PROVISION FOR LOSSES

     The provision for losses of $29.7 million for the first quarter of 2003 decreased from $30.4 million for the corresponding period in 2002. The decrease reflects slightly lower net charge-offs.

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

     Distribution Finance income increased $6.6 million reflecting higher interest margin ($15.2 million), offset by higher operating expenses ($4.6 million) and higher provision for losses ($4.0 million). The higher interest margin was principally due to higher average finance assets ($405 million).

     Golf Finance income increased $2.0 million reflecting higher interest margin ($3.2 million) due to higher fee income ($2.0 million) and higher average finance assets ($81 million). This increase in interest margin was partially offset by higher operating expenses ($1.1 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Resort Finance income decreased $4.2 million primarily reflecting lower interest margin ($3.7 million) and higher operating expenses ($0.6 million). The decrease in interest margin largely reflects lower pricing despite higher average finance assets ($92 million).

     Aircraft Finance income decreased by $3.4 million largely reflecting lower interest margin ($3.8 million). The decrease in interest margin is primarily due to a write-down of retained interests in securitized assets ($2.2 million) reflecting lower expected realization on defaulted assets within the trust, the inability to pass on higher relative borrowing costs related to an increase in interest rate spreads to benchmark borrowing rates (such as U.S. Treasury rates and LIBOR) and a decrease in average finance assets ($43 million).

     Asset-Based Lending income increased $2.7 million primarily reflecting lower provision for loan losses ($3.2 million).

     Structured Capital income increased $1.8 million primarily reflecting lower provision for loan losses ($1.4 million).

     Other segment income decreased $4.5 million reflecting lower interest margin ($4.3 million) on lower average finance assets ($139 million), and higher operating expenses ($0.8 million), partially offset by lower provision for losses ($0.6 million).

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     First quarter 2003 income before cumulative effect of change in accounting principle was $15.5 million, $1.4 million or 9.7% higher than the corresponding period in 2002. The increase reflects higher interest margin ($6.7 million), a lower provision for losses ($0.6 million) and a lower effective tax rate, offset by higher selling and administrative expenses ($6.3 million).

SELECTED FINANCIAL RATIOS

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net interest margin as a percentage of average net
  investment (1)............................................    6.87%        6.79%
Return on average equity (2)................................    6.20%        5.75%
Return on average assets (3)................................    0.91%        0.86%
Ratio of earnings to fixed charges..........................    1.52x        1.49x
Selling and administrative expenses as a percentage of
  average managed and serviced finance receivables (4)......    2.05%        1.79%
Operating efficiency ratio (5)..............................    46.8%        43.5%
Net charge-offs as a percentage of average finance
  receivables...............................................    1.84%        1.98%

                                                              MARCH 31,   DEC. 28,
                                                                2003        2002
                                                              ---------   --------
60+ days contractual delinquency as a percentage of finance
  receivables (6)...........................................    2.90%       2.88%
Nonperforming assets as a percentage of finance assets
  (7).......................................................    3.23%       3.33%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................    2.64%       2.89%
Allowance for losses as a percentage of nonaccrual finance
  receivables...............................................    93.6%       91.7%
Total debt to tangible shareholder's equity (8).............    6.44x       5.66x

---------------

(1) Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2) Return on average equity excludes the cumulative effect of change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(3) Return on average assets excludes the cumulative effect of change in accounting principle.

(4) Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the impact of the adoption of FIN 46 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, Textron Financial carried out an evaluation, under the supervision and with the participation of Textron Financial's management, including its Chairman and Chief Executive Officer (the "CEO") and its Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of Textron Financial's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")). Based upon that evaluation, the CEO and CFO concluded that Textron Financial's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by Textron Financial in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to Textron Financial's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in Textron Financial's internal controls or in other factors that could significantly affect these controls subsequent to the date the CEO and CFO completed their evaluation.

                          PART II.  OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

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

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2003                         TEXTRON FINANCIAL CORPORATION

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

Date: May 6, 2003

                                            /s/ STEPHEN A. GILIOTTI
                                          --------------------------------------
                                            Stephen A. Giliotti
                                            Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Textron Financial and will be retained by Textron Financial and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 6, 2003

                                            /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                            Thomas J. Cullen
                                            Executive Vice President and Chief
                                            Financial Officer

A signed original of this written statement required by Section 906 has been provided to Textron Financial and will be retained by Textron Financial and furnished to the Securities and Exchange Commission or its staff upon request.
                                        24