Form 10-Q
period 2003-06-30
TEXTRON FINANCIAL CORP
filed 2003-08-05
CIK 709255

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

  Condensed Consolidated Statements of Income for the three
     and six months ended June 30, 2003 and 2002
     (unaudited)............................................    2

  Condensed Consolidated Balance Sheets at June 30, 2003 and
     December 28, 2002 (unaudited)..........................    3

  Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2003 and 2002 (unaudited)....    4

  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through June 30, 2003
     (unaudited)............................................    5

  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   23

Item 4. CONTROLS AND PROCEDURES.............................   23

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
REVENUES
  Finance charges and discounts....................  $116,851   $105,488   $228,167   $210,633
  Rental revenues on operating leases..............     6,306      7,141     14,019     14,205
  Other income.....................................    31,976     36,393     63,675     68,260
                                                     --------   --------   --------   --------
                                                      155,133    149,022    305,861    293,098
EXPENSES
  Interest.........................................    47,205     48,858     92,499     95,156
  Selling and administrative.......................    46,472     42,549     93,756     83,525
  Provision for losses.............................    31,184     25,011     60,921     55,386
  Depreciation of equipment on operating leases....     3,757      3,419      8,295      6,964
                                                     --------   --------   --------   --------
                                                      128,618    119,837    255,471    241,031
                                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON
  PREFERRED SECURITIES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................    26,515     29,185     50,390     52,067
Income taxes.......................................     9,082     10,281     17,046     18,630
Distributions on preferred securities (net of tax
  benefits of $184, $190, $368 and $391,
  respectively)....................................       384        368        748        725
                                                     --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................    17,049     18,536     32,596     32,712
Cumulative effect of change in accounting principle
  (net of tax benefit of $8,278)...................        --         --         --     15,372
                                                     --------   --------   --------   --------
NET INCOME.........................................  $ 17,049   $ 18,536   $ 32,596   $ 17,340
                                                     ========   ========   ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 28,
                                                                 2003          2002
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   45,635    $   21,287
Finance receivables, net of unearned income:
  Installment contracts.....................................   1,745,573     1,827,797
  Revolving loans...........................................   1,700,865     1,366,064
  Golf course and resort mortgages..........................     951,552       962,459
  Distribution finance receivables..........................     843,757       792,323
  Leveraged leases..........................................     463,234       460,163
  Finance leases............................................     314,102       346,844
                                                              ----------    ----------
          Total finance receivables.........................   6,019,083     5,755,650
  Allowance for losses on receivables.......................    (165,072)     (166,510)
                                                              ----------    ----------
          Finance receivables -- net........................   5,854,011     5,589,140
Equipment on operating leases -- net........................     221,862       255,055
Goodwill....................................................     180,843       180,843
Other assets................................................     698,204       608,003
                                                              ----------    ----------
          Total assets......................................  $7,000,555    $6,654,328
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  478,731    $  345,270
Amounts due to Textron Inc..................................      22,793        23,471
Deferred income taxes.......................................     434,298       398,199
Debt........................................................   4,994,446     4,839,621
                                                              ----------    ----------
          Total liabilities.................................   5,930,268     5,606,561
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      26,685        26,950
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250           250
Capital surplus.............................................     573,676       573,676
Investment in parent company preferred stock................     (25,000)      (25,000)
Accumulated other comprehensive income (loss)...............      10,552       (14,637)
Retained earnings...........................................     484,124       486,528
                                                              ----------    ----------
          Total shareholder's equity........................   1,043,602     1,020,817
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $7,000,555    $6,654,328
                                                              ==========    ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before cumulative effect of change in accounting
  principle.................................................  $    32,596   $    32,712
Adjustments to reconcile income to net cash provided by
  operating activities:
  Provision for losses......................................       60,921        55,386
  Deferred income tax provision.............................       22,232        25,765
  Depreciation..............................................       16,436        14,338
  Increase (decrease) in accrued interest and other
     liabilities............................................        6,053       (44,431)
  Amortization..............................................        5,190         4,942
  Noncash gains on securitizations..........................       (5,381)      (19,238)
  Other.....................................................       (3,811)        5,324
                                                              -----------   -----------
          Net cash provided by operating activities.........      134,236        74,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (4,614,766)   (4,300,740)
Finance receivables repaid..................................    4,002,420     3,632,522
Proceeds from receivable sales, including securitizations...      449,788       355,633
Proceeds from disposition of operating leases and other
  assets....................................................       48,605        32,677
Purchase of assets for operating leases.....................      (28,324)      (31,294)
Proceeds from sale of repossessed assets and real estate
  owned.....................................................       21,788         3,594
Other capital expenditures..................................       (9,259)      (12,616)
Other investments...........................................       50,561        20,727
                                                              -----------   -----------
          Net cash used in investing activities.............      (79,187)     (299,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      814,393     1,294,829
Principal payments on long-term debt........................     (460,180)     (737,900)
Net (decrease) increase in commercial paper.................     (320,253)      319,863
Net increase (decrease) in other short-term debt............       14,826      (546,841)
Principal payments on nonrecourse debt......................      (44,481)      (43,624)
Net decrease in amounts due to Textron Inc..................          (66)       (5,065)
Capital contributions from Textron Inc......................        4,505         4,505
Dividends paid to Textron Inc. .............................      (39,505)      (57,505)
                                                              -----------   -----------
          Net cash (used in) provided by financing
            activities......................................      (30,761)      228,262
Effect of exchange rate changes on cash.....................           60        (1,477)
                                                              -----------   -----------
NET INCREASE IN CASH........................................       24,348         2,086
Cash and equivalents at beginning of period.................       21,287        18,489
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    45,635   $    20,575
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                INVESTMENT     ACCUMULATED
                                                 IN PARENT        OTHER
                            COMMON   CAPITAL      COMPANY     COMPREHENSIVE   RETAINED
                            STOCK    SURPLUS    PREF. STOCK   INCOME (LOSS)   EARNINGS     TOTAL
                            ------   --------   -----------   -------------   --------   ----------
BALANCE DECEMBER 29,
  2001....................   $250    $573,676    $(25,000)      $(18,793)     $479,222   $1,009,355
Comprehensive income:
  Net income..............     --          --          --             --        60,306       60,306
  Other comprehensive
     income, net of income
     taxes:
     Unrealized net gains
       on interest-only
       securities.........     --          --          --          9,601            --        9,601
     Unrealized net losses
       on hedge
       contracts..........     --          --          --         (1,893)           --       (1,893)
     Foreign currency
       translation
       adjustments........     --          --          --         (3,552)           --       (3,552)
                                                                --------                 ----------
  Other comprehensive
     income...............     --          --          --          4,156            --        4,156
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       64,462
Capital contributions from
  Textron Inc.............     --       9,010          --             --            --        9,010
Dividends to Textron
  Inc. ...................     --      (9,010)         --             --       (53,000)     (62,010)
                             ----    --------    --------       --------      --------   ----------
BALANCE DECEMBER 28,
  2002....................    250     573,676     (25,000)       (14,637)      486,528    1,020,817
Comprehensive income:
  Net income..............     --          --          --             --        32,596       32,596
  Other comprehensive
     income, net of income
     taxes:
     Unrealized net gains
       on interest-only
       securities.........     --          --          --         13,357            --       13,357
     Unrealized net gains
       on hedge
       contracts..........     --          --          --         11,166            --       11,166
     Foreign currency
       translation
       adjustments........     --          --          --            666            --          666
                                                                --------                 ----------
  Other comprehensive
     income...............     --          --          --         25,189            --       25,189
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       57,785
Capital contributions from
  Textron Inc.............     --       4,505          --             --            --        4,505
Dividends to Textron
  Inc. ...................     --      (4,505)         --             --       (35,000)     (39,505)
                             ----    --------    --------       --------      --------   ----------
BALANCE JUNE 30, 2003.....   $250    $573,676    $(25,000)      $ 10,552      $484,124   $1,043,602
                             ====    ========    ========       ========      ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 28, 2002. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at June 30, 2003 and December 28, 2002, and its consolidated results of operations and cash flows for each of the respective three- and six-month periods ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior balances have been reclassified to conform to the current presentation.

NOTE 2. OTHER INCOME

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2003       2002       2003       2002
                                         --------   --------   --------   --------
                                                      (IN THOUSANDS)
Securitization gains...................  $11,122    $11,643    $15,868    $19,238
Servicing fees.........................    8,047      6,982     15,471     12,498
Investment income......................    1,957      5,920      6,695     10,385
Prepayment gains.......................    3,312      3,157      6,025      4,868
Late charges...........................    2,231      2,743      4,483      5,018
Syndication gains......................    1,217      2,423      2,137      3,918
Other..................................    4,090      3,525     12,996     12,335
                                         -------    -------    -------    -------
          Total other income...........  $31,976    $36,393    $63,675    $68,260
                                         =======    =======    =======    =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                      SIX MONTHS   TWELVE MONTHS
                                                        ENDED          ENDED
                                                       JUNE 30,    DECEMBER 28,
                                                         2003          2002
                                                      ----------   -------------
                                                            (IN THOUSANDS)
Balance at beginning of period......................   $166,510      $143,756
Provision for losses................................     60,921       138,542
Receivable charge-offs..............................    (68,662)     (138,862)
Recoveries..........................................      6,303        10,971
Acquisitions and other..............................         --        12,103
                                                       --------      --------
Balance at end of period............................   $165,072      $166,510
                                                       ========      ========

NOTE 4. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                      JUNE 30,     DECEMBER 28,
                                                        2003           2002
                                                     -----------   ------------
                                                           (IN THOUSANDS)
Total managed and serviced finance receivables.....  $ 9,851,838   $ 9,395,778
Third-party portfolio servicing....................     (711,520)     (515,546)
Nonrecourse participations.........................     (582,425)     (435,393)
SBA sales agreements...............................      (51,961)      (55,913)
                                                     -----------   -----------
Total managed finance receivables..................    8,505,932     8,388,926
Securitized receivables............................   (2,486,849)   (2,633,276)
                                                     -----------   -----------
  Owned finance receivables........................  $ 6,019,083   $ 5,755,650
                                                     ===========   ===========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

     Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers, third-party securitization servicing, as well as private label bank and leasing company portfolio servicing.

     Owned receivables include approximately $85 million of finance receivables that were unfunded at June 30, 2003, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Condensed Consolidated Balance Sheets.

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $199.3 million of nonaccrual finance receivables at June 30, 2003, compared to $181.6 million at December 28, 2002. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $8.9 million and $7.4 million for the first six months of 2003 and 2002, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $145.1 million and $122.1 million at June 30, 2003 and December 28, 2002, respectively. Impaired loans with identified reserve requirements were $89.8 million and $109.9 million at June 30, 2003 and December 28, 2002, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $39.8 million and $32.7 million at June 30, 2003 and December 28, 2002, respectively. The average recorded investment in impaired loans during the first six months of 2003 was $130.6 million, compared to $84.2 million in the corresponding period in 2002.

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

NOTE 7. OTHER ASSETS

                                                        JUNE 30,   DECEMBER 28,
                                                          2003         2002
                                                        --------   ------------
                                                            (IN THOUSANDS)
Retained interests in securitizations.................  $257,636     $257,147
Investment in equipment residuals.....................   115,778      115,394
Interest-only securities..............................    79,042       92,798
Fixed assets -- net...................................    49,041       50,196
Other long-term investments...........................    41,092       24,104
Repossessed assets and properties.....................    17,329       36,234
Other.................................................   138,286       32,130
                                                        --------     --------
          Total other assets..........................  $698,204     $608,003
                                                        ========     ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized in years 2000 through 2003.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8. DEBT AND CREDIT FACILITIES

                                                       JUNE 30,    DECEMBER 28,
                                                         2003          2002
                                                      ----------   ------------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................  $  552,144    $  872,397
  Other short-term debt.............................      58,781        43,955
                                                      ----------    ----------
          Total short-term debt.....................     610,925       916,352
Long-term debt:
  2.75% -- 5.95% notes; due 2004 to 2007............   1,464,801     1,152,682
  6.00% -- 6.84% notes; due 2003 to 2009............     630,214       595,836
  7.13% note; due 2004..............................     599,130       598,827
  7.25% note; due 2007..............................      29,685        25,718
  7.37% notes; due 2003.............................     213,000       213,000
  Variable rate notes; due 2003 to 2007.............   1,446,691     1,337,206
                                                      ----------    ----------
          Total long-term debt......................   4,383,521     3,923,269
                                                      ----------    ----------
          Total debt................................  $4,994,446    $4,839,621
                                                      ==========    ==========

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.56% during the six months ended June 30, 2003, and 1.55% at June 30, 2003.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.30% at June 30, 2003.

     The fair value adjustment to designated fixed rate debt in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was $86 million and $67 million at June 30, 2003 and December 28, 2002, respectively.

     Effective July 28, 2003, Textron Financial renewed and extended its bank lines of credit. The Company has bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. Textron Financial's lines of credit not reserved as support for commercial paper or utilized for letters of credit at June 30, 2003, were $925 million. The Company also maintains a CAD 50 million committed facility under which it can borrow an additional CAD 50 million on an uncommitted basis. At June 30, 2003, the Company has fully used the committed portion of the facility in addition to borrowing CAD 13 million under the uncommitted portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $13 million remains unused at June 30, 2003. Both the Canadian and multi-currency facilities expire in the third quarter of 2003. Textron Financial generally pays fees in support of these lines.

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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At June 30, 2003 and December 28, 2002, the outstanding amount of debt issued by these qualified special purpose trusts was $2.2 billion and $2.3 billion, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $442 million at June 30, 2003. In the first six months of 2003, Textron Financial declared and paid dividends of $39.5 million.

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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME

     Accumulated other comprehensive income (loss) is as follows:

                                                           SIX MONTHS ENDED
                                                          -------------------
                                                          JUNE 30,   JUNE 30,
                                                            2003       2002
                                                          --------   --------
                                                            (IN THOUSANDS)
Beginning of period.....................................  $(14,637)  $(18,793)
Net deferred gain (loss) on interest-only securities,
  net of income taxes of $8,014 and income tax benefit
  of $1,042, respectively...............................    13,357     (1,736)
Net deferred gain on hedge contracts, net of income
  taxes of $6,043 and $647, respectively................    10,071      1,079
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $657 and $824,
  respectively..........................................     1,095      1,373
Foreign currency translation adjustments................       666     (3,375)
                                                          --------   --------
End of period...........................................  $ 10,552   $(21,452)
                                                          ========   ========

Comprehensive income is summarized below:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2003       2002       2003       2002
                                         --------   --------   --------   --------
                                                      (IN THOUSANDS)
Net income.............................  $17,049    $18,536    $32,596    $17,340
Other comprehensive income (loss)......   20,334     (4,188)    25,189     (2,659)
                                         -------    -------    -------    -------
Comprehensive income...................  $37,383    $14,348    $57,785    $14,681
                                         =======    =======    =======    =======

NOTE 11. CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer. While the Company believes that it has good defenses to any Government or potential consumer litigation, it entered into settlement discussions with the DOJ during the second quarter of 2003 to resolve the entire matter. While the outcome of the settlement discussions with the DOJ is uncertain at this time, the Company believes that it is reasonably possible that this matter will be resolved for less than $5 million.

     Textron Financial and Litchfield, together with other third parties, are currently defending a class action arising from Litchfield's extension of credit facilities to a third party. The plaintiffs in the class action are seeking compensatory and punitive damages in excess of $20 million from all the defendants. On July 16, 2003, the Company's motion to dismiss certain counts within the class action was denied and the judge entered a preliminary ruling against the Company. The Company is aggressively defending this litigation and believes that a substantial part of any settlement or judgment would be covered by insurance. The Company is not able to predict the outcome of this action at this time.

     There are other pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended by, or contested on behalf of, Textron

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's financial position or results of operations.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the impact of the adoption of SFAS No. 149 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that an issuer classify certain financial instruments as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon implementation, Textron Financial will report its obligated mandatory redeemable preferred securities as a liability and all related expenses as a component of income before income taxes. See Note 9 for further discussion.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the third quarter of 2002, the Company made a strategic decision to realign its business units into seven operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance, and Structured Capital. In addition, the Company maintains an Other segment that includes franchise finance, media finance and small business finance in addition to liquidating portfolios related to a strategic realignment of the Company's business and product lines in 2001. As a result of these segment changes, the financial information for June 30, 2002, has been recast reflecting the realignment of the segments.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                             ---------------------   ---------------------
                                             JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                               2003        2002        2003        2002
                                             ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS)
Revenues
  Distribution Finance.....................  $ 38,248    $ 24,349    $ 75,648    $ 43,810
  Golf Finance.............................    21,716      17,495      41,304      33,423
  Resort Finance...........................    21,270      21,936      40,224      44,318
  Aircraft Finance.........................    19,051      20,078      37,802      43,286
  Asset-Based Lending......................    14,937      16,367      29,307      31,291
  Structured Capital.......................     8,363       8,397      17,177      16,909
  Other....................................    31,548      40,400      64,399      80,061
                                             --------    --------    --------    --------
Total revenues.............................  $155,133    $149,022    $305,861    $293,098
                                             ========    ========    ========    ========
Income (loss) before income taxes,
  distributions on preferred securities and
  cumulative effect of change in accounting
  principle (1) (2)
  Distribution Finance.....................  $ 15,694    $  8,637    $ 28,953    $ 15,285
  Golf Finance.............................     8,115       4,197      14,164       8,279
  Resort Finance...........................     5,230       8,968      11,431      19,351
  Aircraft Finance.........................     2,471         361         973       2,745
  Asset-Based Lending......................     5,141       5,099       8,746       5,993
  Structured Capital.......................     3,016       3,338       6,872       8,967
  Other....................................   (13,152)     (1,415)    (20,749)     (8,553)
                                             --------    --------    --------    --------
Total income before income taxes,
  distributions on preferred securities and
  cumulative effect of change in accounting
  principle................................  $ 26,515    $ 29,185    $ 50,390    $ 52,067
                                             ========    ========    ========    ========

                                                               JUNE 30,    DECEMBER 28,
                                                                 2003          2002
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Finance assets (3)
  Aircraft Finance..........................................  $1,299,740    $1,216,144
  Resort Finance............................................   1,135,704     1,052,734
  Golf Finance..............................................     942,416       964,271
  Distribution Finance......................................     851,131       841,118
  Structured Capital........................................     583,574       581,207
  Asset-Based Lending.......................................     484,699       521,067
  Other.....................................................   1,454,558     1,359,841
                                                              ----------    ----------
Total finance assets........................................  $6,751,822    $6,536,382
                                                              ==========    ==========

---------------

(1) Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTROM FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and other short-term debt, and sales of medium and long-term debt in the U.S. and foreign public and private markets. For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2005. In addition, on July 28, 2003, Textron Inc. (Textron) amended its credit facilities to permit Textron Financial to borrow under the facilities. None of these lines of credit were used at June 30, 2003, or December 28, 2002. Textron Financial also maintains a CAD 50 million committed facility, under which it can borrow an additional CAD 50 million on an uncommitted basis. At June 30, 2003, Textron Financial had fully used the committed portion of the facility in addition to borrowing CAD 13 million under the uncommitted portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $13 million remains unused at June 30, 2003. Both the Canadian and multi-currency facilities expire in the third quarter of 2003. The Company expects to renew these facilities prior to expiration. Lines of credit not reserved as support for commercial paper or utilized for letters of credit were $925 million at June 30, 2003, compared to $716 million at December 28, 2002. Further, Textron had unused and unreserved primary lines of credit of $1.5 billion at June 30, 2003. The increase in the unreserved portion of Textron Financial's lines of credit is principally attributable to the securitization of golf equipment receivables, the sale of franchise finance receivables and issuance of term notes, partially offset by the voluntary termination and liquidation of a revolving securitization conduit through a receivable repurchase and finance receivable growth.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $3.0 billion. Under this facility, Textron Financial issued $816 million of term notes during the first six months of 2003 that mature in 2005 and 2006. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt at par. At June 30, 2003, Textron Financial had $329 million available under this facility.

     Securitizations are an important source of funding for the Company. During the first six months of 2003, Textron Financial received net proceeds of $225 million, $79 million, $38 million and $9 million from the securitizations of Distribution Finance receivables (on a revolving basis), golf equipment receivables, Aircraft Finance receivables and Resort Finance receivables, respectively. These securitizations provided Textron Financial with an alternate source of liquidity. Textron used the proceeds from the securitizations to retire commercial paper. Cash collections on current and prior period securitization gains were $22.2 million and $26.0 million, for the six-month periods ended June 30, 2003 and June 30, 2002, respectively. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2003.

     During the first quarter of 2003, Textron Financial's short and long-term debt credit ratings were downgraded from F1 to F2 and from A to A-, respectively, by Fitch and the Company's long-term debt was placed on CreditWatch with negative implications by Standard & Poor's. The economic environment and its potential impact on the financial performance of the Company's finance receivable portfolios were listed as contributing factors. While the actions of the rating agencies caused the Company's cost of capital to increase, it did not result in any loss of access to capital. In the second quarter of 2003, Standard & Poor's affirmed the Company's short and long-term debt ratings at A2 and A-, respectively, with a stable outlook. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and long-term debt markets. In addition, Textron Financial's $1.5 billion

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

revolving bank line of credit agreements contain certain financial covenants that Textron Financial needs to comply with to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at June 30, 2003.

     Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

     Cash flows provided by operations were $134 million during the first six months of 2003, compared to $75 million in the corresponding period last year. The increase was principally due to the timing of payments of accrued interest and other liabilities.

     Cash flows used in investing activities were funded primarily from the collection of receivables and through the issuance of debt. The increase in proceeds from receivable sales primarily reflects the sale of a franchise portfolio ($95 million).

     Textron Financial declared and paid dividends to Textron of $39.5 million during the first six months of 2003, compared to $57.5 million of dividends declared and paid during the corresponding period of 2002. The decrease in 2003 was due to the retention of capital to support finance receivable growth.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at June 30, 2003 and December 28, 2002. Textron Financial's ratio of earnings to fixed charges was 1.54x for both the six months ended June 30, 2003 and the corresponding period in 2002. Commercial paper and Other short-term debt as a percentage of total debt was 12% at June 30, 2003, compared to 19% at December 28, 2002. Textron Financial has a policy of matching the duration of its assets with its debt. Changes in short and long-term debt are directly related to the duration of Textron Financial's assets and liabilities.

Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral, and among borrowers.

     Total finance assets, which includes finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals, ADC arrangements and other long-term investments (some of which are classified in Other assets on Textron Financial's Condensed Consolidated Balance Sheets), were $6.8 billion at June 30, 2003, up 3% from $6.5 billion at December 28, 2002. The increase in finance assets was mostly due to small business finance within the Other segment ($172 million), which was primarily the result of the liquidation of a revolving securitization conduit, Aircraft Finance ($84 million) and Resort Finance ($83 million).

     Finance receivable additions for the first six months of 2003 were $4.6 billion, compared to $4.3 billion in the corresponding period last year. The majority of the growth in finance receivable additions was from Distribution Finance ($419 million).

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets decreased to 3.21% ($217 million) at June 30, 2003, compared to 3.33% ($218 million) at December 28, 2002. The $1 million decrease in nonperforming assets at June 30, 2003, compared to December 28, 2002, was due to decreases in Aircraft Finance ($9 million), Asset-Based Lending ($8 million) and Distribution Finance ($5 million) segments, mostly offset by an increase in the Other segment ($12 million), Resort Finance ($8 million) and Golf Finance ($1 million) segments. The increases in the Other segment primarily include franchise finance ($6 million) and small business finance ($6 million).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Other segment represents 24% of owned receivables and 47% of nonperforming assets at June 30, 2003. The Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions.

     The allowance for losses on receivables was $165.1 million at June 30, 2003, as compared to $166.5 million at December 28, 2002. The allowance for losses on receivables as a percentage of total finance receivables was 2.7% at June 30, 2003, compared to 2.9% at December 28, 2002 (3.0% and 3.1%, respectively, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 83% at June 30, 2003, as compared to 92% at December 28, 2002. The decrease in the percentage represents an increase in nonaccrual loans ($199 million at June 30, 2003, as compared to $182 million at December 28, 2002) that are supported by strong collateral values.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates, and includes entering into interest rate exchange agreements. At June 30, 2003, interest-sensitive assets in excess of interest-sensitive liabilities were $1.2 billion, net of $1.6 billion of interest rate exchange agreements on long-term debt and $265 million of interest rate exchange agreements on finance receivables. However, classified within interest-sensitive assets are approximately $850 million of floating rate loans with rate floors that are generally 173 basis points above the rate that would otherwise be applicable with reference to the benchmark index (predominately the prime rate). As a consequence, these assets have become interest-insensitive, and will remain so until the prime rate increases by more than 173 basis points.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at June 30, 2003, indicates that an increase in interest rates of 100 basis points would have a beneficial impact on Textron Financial's net income and cash flows for the following twelve-month period, whereas, a decrease in interest rates of 100 basis points reduces Textron Financial's net income and cash flow by $0.5 million for the following twelve-month period, including the effects of the rate floors.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002

REVENUES

  Three months ended June 30, 2003 vs. June 30, 2002

     Second quarter 2003 revenues increased by $6.1 million, or 4.1%, compared to the corresponding period in 2002. The increase in revenues principally reflects higher finance charges and discounts ($11.4 million) due to a higher level of average finance receivables ($9.4 million) and higher receivable pricing ($2.0 million). The higher level of average finance receivables ($532 million) was primarily due to growth in the Distribution Finance segment. This increase was partially offset by lower Other income ($4.4 million), primarily due to lower investment income ($4.0 million).

  Six months ended June 30, 2003 vs. June 30, 2002

     Revenues for the first six months of 2003 increased by $12.8 million, or 4.4%, compared to the corresponding period in 2002. The increase in revenues principally reflects higher finance charges and discounts ($17.5 million) largely due to a higher level of average finance receivables ($13.4 million) and higher receivable pricing ($4.1 million). The higher level of average finance receivables ($397 million) was primarily due to growth in the Distribution Finance segment. This increase was partially offset by lower Other income ($4.6 million), primarily due to lower investment income ($3.7 million), securitization gains ($3.4 million) and syndication income ($1.8 million), offset by higher servicing fees ($3.0 million) and prepayment gains ($1.2 million).

INTEREST EXPENSE

  Three months ended June 30, 2003 vs. June 30, 2002

     Second quarter 2003 interest expense decreased by $1.7 million, or 3.4%, on 6.7% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.51% from 3.88%, primarily attributable to a lower interest rate environment and the maturity of higher cost debt.

  Six months ended June 30, 2003 vs. June 30, 2002

     Interest expense for the first six months of 2003 decreased by $2.7 million, or 2.8%, on 4.2% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.58% from 3.83%, primarily attributable to a lower interest rate environment and the maturity of higher cost debt.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., revenues earned less interest expense on borrowings and operating lease depreciation).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Three months ended June 30, 2003 vs. June 30, 2002

     Interest margin increased $7.4 million, and decreased 8 basis points (6.65% versus 6.73%) for the second quarter of 2003 compared to the corresponding period in 2002. The contraction in the interest margin percentage was primarily due to lower other income.

  Six months ended June 30, 2003 vs. June 30, 2002

     Interest margin increased $14.1 million, or 5 basis points (6.76% versus 6.71%) for the first six months of 2003 compared to the corresponding period in 2002. The increase in interest margin was primarily due to higher finance charges and discounts from higher average finance receivables, higher receivable pricing and a lower borrowing cost, partially offset by lower other income.

SELLING AND ADMINISTRATIVE EXPENSES

  Three months ended June 30, 2003 vs. June 30, 2002

     Selling and administrative expenses of $46.5 million increased $3.9 million in the second quarter of 2003 compared to the corresponding period in 2002. The increase in 2003 principally reflects costs related to growth in managed and serviced finance receivables ($1.5 million), and higher data processing ($1.5 million), legal and collection ($0.9 million) and telecommunication ($0.7 million) expenses. Selling and administrative expenses as a percentage of average managed and serviced finance receivables were 1.91% (on an annualized basis) in the second quarter of 2003, compared to 1.81% in 2002.

  Six months ended June 30, 2003 vs. June 30, 2002

     Selling and administrative expenses of $93.8 million increased $10.2 million in the first six months of 2003 compared to the corresponding period in 2002. The increase in 2003 principally reflects higher legal and collection ($3.5 million), data processing ($1.9 million) and telecommunication ($1.4 million) expenses as well as costs related to growth in managed and serviced finance receivables ($2.4 million). Selling and administrative expenses as a percentage of average managed and serviced finance receivables were 1.96% (on an annualized basis) in the first six months of 2003, compared to 1.79% in 2002.

PROVISION FOR LOSSES

  Three months ended June 30, 2003 vs. June 30, 2002

     The provision for losses of $31.2 million for the second quarter of 2003 increased from $25.0 million for the corresponding period in 2002. The increase reflects higher net charge-offs ($12.9 million), partially offset by a reduction in the allowance for losses on receivables as a result of charge-offs related to previously reserved accounts. The increase in net charge-offs was primarily related to the Other segment ($4.5 million), Aircraft Finance ($3.1 million), Distribution Finance ($2.4 million) and Resort Finance ($2.2 million) segments.

  Six months ended June 30, 2003 vs. June 30, 2002

     The provision for losses of $60.9 million for the first six months of 2003 increased from $55.4 million for the corresponding period in 2002. The increase reflects higher net charge-offs ($12.6 million), partially offset by a reduction in the allowance for losses on receivables as a result of charge-offs related to previously reserved accounts. The increase in net charge-offs was primarily related to Distribution Finance ($5.1 million), Aircraft Finance ($4.3 million), Resort Finance ($2.1 million) and Golf Finance ($2.0 million) segments.

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

OPERATING RESULTS BY SEGMENT

  Six months ended June 30, 2003 vs. June 30, 2002

     Segment income below represents income before special charges, income taxes, distributions on preferred securities and cumulative effect of change in accounting principle.

     Distribution Finance income increased $13.7 million reflecting higher interest margin ($27.2 million), offset by higher operating expenses ($8.7 million) and higher provision for losses ($4.8 million) largely related to growth in finance receivables. The higher interest margin was principally due to higher average finance assets ($419 million), higher receivable pricing and higher other income.

     Golf Finance income increased $5.9 million reflecting higher interest margin ($7.4 million) primarily due to higher other income ($5.1 million) and higher average finance assets ($46 million). This increase in interest margin was partially offset by higher operating expenses ($1.6 million).

     Resort Finance income decreased $7.9 million reflecting lower interest margin ($4.3 million), higher operating expenses ($2.1 million) and higher loss provision ($1.5 million). The decrease in interest margin largely reflects lower pricing despite higher average finance assets ($118 million).

     Aircraft Finance income decreased by $1.8 million reflecting lower interest margin ($2.4 million) and higher operating expenses ($1.7 million), partially offset by a lower provision for losses ($2.3 million). The decrease in interest margin is primarily due to lower other income ($1.1 million).

     Asset-Based Lending income increased $2.7 million primarily reflecting lower provision for loan losses ($4.6 million), partially offset by lower interest margin ($1.5 million).

     Structured Capital income decreased $2.1 million primarily reflecting higher provision for loan losses ($2.2 million).

     Other segment income decreased $12.2 million reflecting lower interest margin ($12.5 million) and a higher provision for losses ($4.0 million), partially offset by lower operating expenses ($4.3 million). The lower interest margin largely reflects lower other income ($12.9 million).

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  Three months ended June 30, 2003 vs. June 30, 2002

     Income before cumulative effect of change in accounting principle for the second quarter was $17.0 million, $1.5 million or 8.0% lower than the corresponding period in 2002. The decrease reflects a higher provision for losses ($6.2 million) and higher selling and administrative expenses ($3.9 million), partially offset by a higher interest margin ($7.4 million) and a lower effective tax rate.

  Six months ended June 30, 2003 vs. June 30, 2002

     Income before cumulative effect of change in accounting principle for the first six months of 2003 was $32.6 million, $0.1 million lower than the corresponding period in 2002. The decrease reflects higher selling and administrative expenses ($10.2 million) and a higher provision for losses ($5.5 million), mostly offset by a higher interest margin ($14.1 million) and a lower effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer. While the Company believes that it has good defenses to any Government or potential consumer litigation, it entered into settlement discussions with the DOJ during the second quarter of 2003 to resolve the entire matter. While the outcome of the settlement discussions with the DOJ is uncertain at this time, the Company believes that it is reasonably possible that this matter will be resolved for less than $5 million.

     Textron Financial and Litchfield, together with other third parties, are currently defending a class action arising from Litchfield's extension of credit facilities to a third party. The plaintiffs in the class action are seeking compensatory and punitive damages in excess of $20 million from all the defendants. On July 16, 2003, the Company's motion to dismiss certain counts within the class action was denied and the judge entered a preliminary ruling against the Company. The Company is aggressively defending this litigation and believes that a substantial part of any settlement or judgment would be covered by insurance. The Company is not able to predict the outcome of this action at this time.

     There are other pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial's financial position or results of operations.

SELECTED FINANCIAL RATIOS

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    -------------------   -------------------
                                                    JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                      2003       2002       2003       2002
                                                    --------   --------   --------   --------
Net interest margin as a percentage of average net
  investment (1)..................................    6.65%      6.73%      6.76%      6.71%
Return on average equity (2)......................    6.68%      7.55%      6.44%      6.63%
Return on average assets (3)......................    0.94%      1.10%      0.93%      0.98%
Ratio of earnings to fixed charges................    1.55x      1.59x      1.54x      1.54x
Selling and administrative expenses as a
  percentage of average managed and serviced
  finance receivables (4).........................    1.91%      1.81%      1.96%      1.79%
Operating efficiency ratio (5)....................    44.6%      44.0%      45.7%      43.7%
Net charge-offs as a percentage of average finance
  receivables.....................................    2.20%      1.51%      2.03%      1.73%

                                                              JUNE 30,   DECEMBER 28,
                                                                2003         2002
                                                              --------   ------------
60+ days contractual delinquency as a percentage of finance
  receivables (6)...........................................    3.23%        2.88%
Nonperforming assets as a percentage of finance assets
  (7).......................................................    3.21%        3.33%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................    2.74%        2.89%
Allowance for losses on receivables as a percentage of
  nonaccrual finance receivables............................    82.8%        91.7%
Total debt to tangible shareholder's equity (8).............     5.9x         5.7x

---------------

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is currently evaluating the impact of the adoption of SFAS No. 149 and does not anticipate that it will have a material effect on Textron Financial's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that an issuer classify certain financial instruments as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon implementation, Textron Financial will report its obligated mandatory redeemable preferred securities as a liability and all related expenses as a component of income before income taxes. See Note 9 for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (the "CEO") and our Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II.  OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

  4.1 Indenture dated as of December 9, 1999, between Textron
      Financial Corporation and SunTrust Bank (formerly known as
      Sun Trust Bank, Atlanta), (including form of debt
      securities). Incorporated by reference to Exhibit 4.1 to
      Amendment No. 2 to Textron Financial Corporation's
      Registration Statement on Form S-3 (No. 333-88509).
  4.2 Indenture dated as of November 30, 2001, between Textron
      Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to amendment No. 1 to Textron Financial
      Corporation's Registration Statement on Form S-3 (No.
      333-72676).
 12   Computation of Ratios of Earnings to Fixed Charges
 31.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(a)
 31.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(a)
 32.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C. Section 1350
 32.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C. Section 1350

NOTE: Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial Corporation have not been filed as exhibits to this Report because the authorized principal amount of any one such issues does not exceed 10% of the total assets of Textron Financial Corporation and its subsidiaries on a consolidated basis. Textron Financial Corporation agrees to furnish a copy of each such instrument to Commission upon request.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2003                      TEXTRON FINANCIAL CORPORATION

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