Form 10-Q
period 2003-09-30
TEXTRON FINANCIAL CORP
filed 2003-11-07
CIK 709255

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

             FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Condensed Consolidated Statements of Income for the three
     and nine months ended September 30, 2003 and 2002
     (unaudited)............................................    2
  Condensed Consolidated Balance Sheets at September 30,
     2003 and December 28, 2002 (unaudited).................    3
  Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2003 and 2002
     (unaudited)............................................    4
  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through September 30, 2003
     (unaudited)............................................    5
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   23
Item 4. CONTROLS AND PROCEDURES.............................   23
PART II.  OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   24

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Finance charges and discounts......................  $108,194   $110,988   $336,361   $321,621
Rental revenues on operating leases................     7,112      6,325     21,131     20,530
Other income.......................................    32,977     39,030     96,652    107,290
                                                     --------   --------   --------   --------
TOTAL REVENUES.....................................   148,283    156,343    454,144    449,441
Interest expense...................................    45,755     49,570    138,254    144,726
Depreciation of equipment on operating leases......     4,492      3,347     12,787     10,311
                                                     --------   --------   --------   --------
NET INTEREST MARGIN................................    98,036    103,426    303,103    294,404
Selling and administrative expenses................    48,623     39,280    142,379    122,805
Provision for losses...............................    25,448     44,380     86,369     99,766
                                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES, DISTRIBUTIONS ON
  PREFERRED SECURITIES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................    23,965     19,766     74,355     71,833
Income taxes.......................................     8,035      7,120     25,081     25,750
Distributions on preferred securities (net of tax
  benefits of $198, $368 and $589, respectively)...        --        368        748      1,093
                                                     --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................    15,930     12,278     48,526     44,990
Cumulative effect of change in accounting principle
  (net of tax benefit of $8,278)...................        --         --         --     15,372
                                                     --------   --------   --------   --------
NET INCOME.........................................  $ 15,930   $ 12,278   $ 48,526   $ 29,618
                                                     ========   ========   ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 28,
                                                                  2003            2002
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................   $   41,744      $   21,287
Finance receivables, net of unearned income:
  Revolving loans...........................................    1,724,845       1,366,064
  Installment contracts.....................................    1,604,969       1,827,797
  Golf course and resort mortgages..........................      918,715         962,459
  Distribution finance receivables..........................      912,282         792,323
  Leveraged leases..........................................      506,416         460,163
  Finance leases............................................      306,145         346,844
                                                               ----------      ----------
Total finance receivables...................................    5,973,372       5,755,650
  Allowance for losses on receivables.......................     (146,253)       (166,510)
                                                               ----------      ----------
Finance receivables -- net..................................    5,827,119       5,589,140
Equipment on operating leases -- net........................      219,185         255,055
Goodwill....................................................      180,843         180,843
Other assets................................................      637,530         608,003
                                                               ----------      ----------
Total assets................................................   $6,906,421      $6,654,328
                                                               ==========      ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  438,708      $  345,270
Amounts due to Textron Inc..................................       22,682          23,471
Deferred income taxes.......................................      454,952         398,199
Debt........................................................    4,916,164       4,839,621
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................       26,553          26,950
                                                               ----------      ----------
Total liabilities...........................................    5,859,059       5,633,511
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................          250             250
Capital surplus.............................................      573,676         573,676
Investment in parent company preferred stock................      (25,000)        (25,000)
Accumulated other comprehensive income (loss)...............        5,382         (14,637)
Retained earnings...........................................      493,054         486,528
                                                               ----------      ----------
Total shareholder's equity..................................    1,047,362       1,020,817
                                                               ----------      ----------
Total liabilities and shareholder's equity..................   $6,906,421      $6,654,328
                                                               ==========      ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                                 2003          2002
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before cumulative effect of change in accounting
  principle.................................................  $    48,526   $    44,990
Adjustments to reconcile income to net cash provided by
  operating activities:
  Provision for losses......................................       86,369        99,766
  Deferred income tax provision.............................       44,730        46,776
  Depreciation..............................................       24,435        21,061
  Amortization..............................................        8,475         7,349
  Decrease in accrued interest and other liabilities........       (4,845)      (29,748)
  Noncash gains on securitizations..........................       (7,541)      (32,734)
  Other.....................................................       (3,559)       (2,447)
                                                              -----------   -----------
          Net cash provided by operating activities.........      196,590       155,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (7,420,506)   (6,678,683)
Finance receivables repaid..................................    6,485,457     5,653,361
Proceeds from receivable sales, including securitizations...      538,459       440,613
Proceeds from disposition of operating leases and other
  assets....................................................       63,934        35,712
Purchase of assets for operating leases.....................      (47,118)      (47,243)
Proceeds from sale of repossessed assets and real estate
  owned.....................................................       28,444         6,188
Other capital expenditures..................................      (13,230)      (13,322)
Other investments...........................................       81,582        27,159
                                                              -----------   -----------
          Net cash used in investing activities.............     (282,978)     (576,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      814,393     1,379,829
Principal payments on long-term debt........................   (1,031,083)     (937,900)
Net increase in commercial paper............................      214,969       606,703
Net increase (decrease) in other short-term debt............        9,986      (536,944)
Proceeds from issuance of nonrecourse debt..................      199,198            --
Principal payments on nonrecourse debt......................      (58,594)      (52,181)
Net (decrease) increase in amounts due to Textron Inc.......         (177)       12,896
Capital contributions from Textron Inc......................        6,758         6,758
Dividends paid to Textron Inc...............................      (48,758)      (57,505)
                                                              -----------   -----------
          Net cash provided by financing activities.........      106,692       421,656
Effect of exchange rate changes on cash.....................          153          (444)
                                                              -----------   -----------
NET INCREASE IN CASH........................................       20,457            10
Cash and equivalents at beginning of period.................       21,287        18,489
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    41,744   $    18,499
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)

                                                INVESTMENT     ACCUMULATED
                                                 IN PARENT        OTHER
                            COMMON   CAPITAL      COMPANY     COMPREHENSIVE   RETAINED
                            STOCK    SURPLUS    PREF. STOCK   INCOME (LOSS)   EARNINGS     TOTAL
                            ------   --------   -----------   -------------   --------   ----------
BALANCE DECEMBER 29,
  2001....................   $250    $573,676    $(25,000)      $(18,793)     $479,222   $1,009,355
Comprehensive income:
Net income................     --          --          --             --        60,306       60,306
Other comprehensive
  income, net of income
  taxes:
  Unrealized net gains on
     interest-only
     securities...........     --          --          --          9,601            --        9,601
  Unrealized net losses on
     hedge contracts......     --          --          --         (1,893)           --       (1,893)
  Foreign currency
     translation
     adjustments..........     --          --          --         (3,552)           --       (3,552)
                                                                --------                 ----------
Other comprehensive
  income..................     --          --          --          4,156            --        4,156
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       64,462
Capital contributions from
  Textron Inc.............     --       9,010          --             --            --        9,010
Dividends to Textron
  Inc.....................     --      (9,010)         --             --       (53,000)     (62,010)
                             ----    --------    --------       --------      --------   ----------
BALANCE DECEMBER 28,
  2002....................    250     573,676     (25,000)       (14,637)      486,528    1,020,817
Comprehensive income:
Net income................     --          --          --             --        48,526       48,526
Other comprehensive
  income, net of income
  taxes:
  Unrealized net gains on
     hedge contracts......     --          --          --         13,719            --       13,719
  Unrealized net gains on
     interest-only
     securities...........     --          --          --          3,971            --        3,971
  Foreign currency
     translation
     adjustments..........     --          --          --          2,329            --        2,329
                                                                --------                 ----------
Other comprehensive
  income..................     --          --          --         20,019            --       20,019
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       68,545
Capital contributions from
  Textron Inc.............     --       6,758          --             --            --        6,758
Dividends to Textron
  Inc.....................     --      (6,758)         --             --       (42,000)     (48,758)
                             ----    --------    --------       --------      --------   ----------
BALANCE SEPTEMBER 30,
  2003....................   $250    $573,676    $(25,000)      $  5,382      $493,054   $1,047,362
                             ====    ========    ========       ========      ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The financial statements should be read in conjunction with the financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended December 28, 2002. The accompanying unaudited consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at September 30, 2003 and December 28, 2002, and its consolidated results of operations and cash flows for each of the respective three- and nine-month periods ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                               -----------------------------   -----------------------------
                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                   2003            2002            2003            2002
                               -------------   -------------   -------------   -------------
                                                      (IN THOUSANDS)
Securitization gains.........     $10,444         $13,496         $26,312        $ 32,734
Servicing fees...............       8,966           7,182          24,437          19,680
Investment income............       3,111           4,214           9,806          14,599
Prepayment gains.............       3,482           3,397           9,507           8,265
Late charges.................       2,361           2,320           6,844           7,338
Syndication gains............       1,109           1,541           3,246           5,459
Other........................       3,504           6,880          16,500          19,215
                                  -------         -------         -------        --------
          Total other
            income...........     $32,977         $39,030         $96,652        $107,290
                                  =======         =======         =======        ========

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                      NINE MONTHS    TWELVE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   DECEMBER 28,
                                                         2003            2002
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Balance at beginning of period.....................    $ 166,510       $ 143,756
Provision for losses...............................       86,369         138,542
Receivable charge-offs.............................     (117,121)       (138,862)
Recoveries.........................................       10,495          10,971
Acquisitions and other.............................           --          12,103
                                                       ---------       ---------
Balance at end of period...........................    $ 146,253       $ 166,510
                                                       =========       =========

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                     SEPTEMBER 30,   DECEMBER 28,
                                                         2003            2002
                                                     -------------   ------------
                                                            (IN THOUSANDS)
Total managed and serviced finance receivables.....   $ 9,509,008    $ 9,395,778
Third-party portfolio servicing....................      (683,029)      (515,546)
Nonrecourse participations.........................      (544,797)      (435,393)
SBA sales agreements...............................       (50,318)       (55,913)
                                                      -----------    -----------
Managed finance receivables........................     8,230,864      8,388,926
Securitized receivables............................    (2,257,492)    (2,633,276)
                                                      -----------    -----------
          Owned finance receivables................   $ 5,973,372    $ 5,755,650
                                                      ===========    ===========

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

     Owned finance receivables include approximately $94 million of finance receivables that were unfunded at September 30, 2003, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Condensed Consolidated Balance Sheets.

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $177.4 million of nonaccrual finance receivables at September 30, 2003, compared to $181.6 million at December 28, 2002. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $13.3 million and $12.5 million for the first nine months of 2003 and 2002, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $124.7 million and $122.1 million at September 30, 2003 and December 28, 2002, respectively. Impaired loans with identified reserve requirements were $65.6 million and $109.9 million at September 30, 2003 and December 28, 2002, respectively. The allowance for losses on receivables related to impaired loans with

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

identified reserve requirements was $26.9 million and $32.7 million at September 30, 2003 and December 28, 2002, respectively. The average recorded investment in impaired loans during the first nine months of 2003 was $129.2 million, compared to $90.3 million in the corresponding period in 2002.

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

NOTE 7. OTHER ASSETS

                                                      SEPTEMBER 30,   DECEMBER 28,
                                                          2003            2002
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Retained interests in securitizations...............    $234,220        $257,147
Investment in equipment residuals...................     109,230         115,394
Interest-only securities............................      68,583          92,798
Other long-term investments.........................      53,387          24,104
Fixed assets -- net.................................      48,868          50,196
Repossessed assets and properties...................      16,377          36,234
Other...............................................     106,865          32,130
                                                        --------        --------
          Total other assets........................    $637,530        $608,003
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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8. DEBT AND CREDIT FACILITIES

                                                      SEPTEMBER 30,   DECEMBER 28,
                                                          2003            2002
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Short-term debt:
  Commercial paper..................................   $1,087,366      $  872,397
  Other short-term debt.............................       53,941          43,955
                                                       ----------      ----------
          Total short-term debt.....................    1,141,307         916,352
Long-term debt:
  2.75%-5.95% notes; due 2004 to 2007...............    1,447,011       1,152,682
  6.00%-6.84% notes; due 2005 to 2009...............      575,544         595,836
  7.13% note; due 2004..............................      599,281         598,827
  7.25% note; due 2007..............................       29,467          25,718
  7.37% notes; due 2003.............................      213,000         213,000
  Variable rate notes; due 2003 to 2007.............      910,554       1,337,206
                                                       ----------      ----------
          Total long-term debt......................    3,774,857       3,923,269
                                                       ----------      ----------
          Total debt................................   $4,916,164      $4,839,621
                                                       ==========      ==========

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.49% during the nine months ended September 30, 2003, and 1.26% at September 30, 2003.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.44% at September 30, 2003.

     The fair value adjustments to designated fixed rate debt in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," were increases of $50 million and $67 million at September 30, 2003 and December 28, 2002, respectively.

     During the third quarter, Textron Financial renewed and extended its bank lines of credit. In addition, Textron Inc. (Textron) amended its credit facilities to permit Textron Financial to borrow under those facilities. The Company has bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. Textron Financial's lines of credit not reserved as support for commercial paper or utilized for letters of credit at September 30, 2003, were $385 million. Textron had unused and unreserved primary lines of credit of $1.5 billion at September 30, 2003. The Company also maintains a CAD 50 million committed facility under which it can borrow an additional CAD 50 million on an uncommitted basis. At September 30, 2003, the Company had fully used the committed portion of the facility, in addition to borrowing CAD 13 million under the uncommitted portion of the facility. The Canadian facility expires in the third quarter of 2004. Textron Financial also has a $25 million multi-currency facility, of which $18 million remains unused at September 30, 2003. Textron Financial generally pays fees in support of these lines.

     Through its subsidiary, Textron Financial Canada Funding Corp. (Textron Canada Funding), the Company periodically issues debt securities. Textron Financial owns 100% of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with no operations,

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

revenues or cash flows other than those related to the issuance, administration and repayment of debt securities that are fully and unconditionally guaranteed by Textron Financial.

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At September 30, 2003 and December 28, 2002, the outstanding amount of debt issued by these qualified special purpose trusts was $2.1 billion and $2.3 billion, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $456 million at September 30, 2003. In the first nine months of 2003, Textron Financial declared and paid dividends of $48.8 million.

NOTE 9. TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," that became effective at the beginning of the third quarter of 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. Financial instruments within its scope that were previously classified as equity, such as mandatorily redeemable shares, must be classified as a liability. Upon adoption, Textron Financial classified its obligated mandatory redeemable preferred securities as a liability and related distributions on preferred securities as interest expense.

     Prior to Textron Financial's acquisition of Litchfield on November 3, 1999, a trust, sponsored and wholly-owned by Litchfield, issued to the public $26.2 million of mandatory redeemable preferred securities (Preferred Securities). The trust subsequently invested the proceeds in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. The Series A Debentures are the sole asset of the trust. The amounts due to the trust under the Series A Debentures and the related income statement amounts have been eliminated in Textron Financial's consolidated financial statements.

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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME

     Accumulated other comprehensive income (loss) is as follows:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2003            2002
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Beginning of period................................    $(14,637)       $(18,793)
Net deferred gain (loss) on hedge contracts, net of
  income tax of $7,203 and income tax benefit of
  $1,206, respectively.............................      12,005          (2,010)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $1,028 and
  $1,103, respectively.............................       1,714           1,839
Net deferred gain on interest-only securities, net
  of income taxes of $2,383 and $3,125,
  respectively.....................................       3,971           5,208
Foreign currency translation adjustments...........       2,329          (2,552)
                                                       --------        --------
End of period......................................    $  5,382        $(16,308)
                                                       ========        ========

     Comprehensive income is summarized below:

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                            -----------------------------   -----------------------------
                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                2003            2002            2003            2002
                            -------------   -------------   -------------   -------------
                                                   (IN THOUSANDS)
Net income................     $15,930         $12,278         $48,526         $29,618
Other comprehensive (loss)
  income..................      (5,170)          5,144          20,019           2,485
                               -------         -------         -------         -------
Comprehensive income......     $10,760         $17,422         $68,545         $32,103
                               =======         =======         =======         =======

NOTE 11. CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer. Also, during the third quarter, the Florida Attorney General's office opened a preliminary investigation into Litchfield's activities relative to Buyer's Source. Although the Company believes it has good defenses to any governmental or potential consumer litigation, it is engaged in settlement discussions with the government agencies and other parties to resolve the matter. As a result of the most recent discussions, the Company believes that it is reasonably possible that this matter will be resolved for less than $10 million.

     Textron Financial and Litchfield, together with other third parties, are currently defending a class action arising from the sale of promissory notes issued by, and the operation of, certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). The complaint, which was filed in 2001 in Superior Court in Marin County, California, alleges that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of approximately $50 million of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The plaintiffs allege several bases

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

for liability, including that Litchfield's former officer participated in the misrepresentations, that Litchfield received favorable treatment as a creditor, and that Litchfield was a controlling person of DFS. Litchfield denies these allegations and is aggressively defending the litigation. On August 8, 2003, Litchfield was notified that the judge hearing the class action issued an order affirming her preliminary ruling denying Litchfield's motion to dismiss Litchfield from the case. The preliminary ruling became final in September, 2003. The Company intends to vigorously defend this action and believes that a substantial part of any settlement or judgment would be covered by insurance. The Company anticipates this matter will proceed to trial in the first quarter of 2004.

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

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Textron Financial had not entered into any new arrangements with variable interest entities subsequent to January 31, 2003.

     On October 8, 2003, the FASB deferred the implementation date for variable interest entities that existed prior to February 1, 2003 from the third quarter to the fourth quarter of 2003. With this deferral and due to the recently issued and pending FASB staff positions, management is continuing to evaluate the impact of the adoption of FIN 46. Textron Financial is party to various arrangements that are being evaluated from a FIN 46 perspective. At this time, based on the interpretations issued to date, management does not anticipate that adoption will have a material effect on Textron Financial's results of operations or financial position.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the third quarter of 2002, the Company made a strategic decision to realign its business units into seven operating segments based on the markets served and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance, and Structured Capital. In addition, the Company maintains an Other segment that includes franchise finance, media finance and small business finance, in addition to liquidating portfolios related to a 2001 strategic realignment of the Company's business and product lines.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2003            2002            2003            2002
                                    -------------   -------------   -------------   -------------
                                                           (IN THOUSANDS)
Revenues
  Distribution Finance............    $ 36,845        $ 26,849        $112,493        $ 70,661
  Resort Finance..................      22,155          26,998          62,379          71,317
  Golf Finance....................      17,478          17,556          58,782          51,335
  Aircraft Finance................      17,457          20,600          55,259          63,886
  Asset-Based Lending.............      14,437          16,287          43,744          47,580
  Structured Capital..............       8,590           8,842          25,767          25,752
  Other...........................      31,321          39,211          95,720         118,910
                                      --------        --------        --------        --------
Total revenues....................    $148,283        $156,343        $454,144        $449,441
                                      ========        ========        ========        ========
Income (loss) before income taxes,
  distributions on preferred
  securities and cumulative effect
  of change in accounting
  principle (1) (2)
  Distribution Finance............    $ 15,133        $ 10,265        $ 44,086        $ 25,518
  Resort Finance..................       2,636          15,533          14,067          35,901
  Golf Finance....................       3,509           6,253          17,673          14,164
  Aircraft Finance................       1,335          (5,280)          2,308          (2,535)
  Asset-Based Lending.............       4,824           7,298          13,570          13,259
  Structured Capital..............       2,300           5,524           9,172          12,395
  Other...........................      (5,772)        (19,827)        (26,521)        (26,869)
                                      --------        --------        --------        --------
Total income before income taxes,
  distributions on preferred
  securities and cumulative effect
  of change in accounting
  principle.......................    $ 23,965        $ 19,766        $ 74,355        $ 71,833
                                      ========        ========        ========        ========

                                                              SEPTEMBER 30,   DECEMBER 28,
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Finance assets (3)
  Aircraft Finance..........................................   $1,260,317      $1,216,144
  Resort Finance............................................    1,100,566       1,052,734
  Distribution Finance......................................      946,842         841,118
  Golf Finance..............................................      910,565         964,271
  Structured Capital........................................      626,981         581,207
  Asset-Based Lending.......................................      515,126         521,067
  Other.....................................................    1,313,957       1,359,841
                                                               ----------      ----------
Total finance assets........................................   $6,674,354      $6,536,382
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial Corporation (Textron Financial or the Company) uses a broad base of financial resources for its liquidity and capital needs. Cash is provided from operations and several sources of borrowings, including the issuance of commercial paper and other short-term debt, and sales of medium and long-term debt in the U.S. and foreign public and private markets. For liquidity purposes, Textron Financial has a policy of maintaining sufficient unused lines of credit to support its outstanding commercial paper. Textron Financial has bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2005. In addition, during the third quarter, Textron Inc. (Textron) amended its credit facilities to permit Textron Financial to borrow under those facilities. None of these lines of credit were used at September 30, 2003, or December 28, 2002. Textron Financial also maintains a CAD 50 million committed facility, under which it can borrow an additional CAD 50 million on an uncommitted basis. At September 30, 2003, Textron Financial had fully used the committed portion of the facility, in addition to borrowing CAD 13 million under the uncommitted portion of the facility. The Canadian facility expires in the third quarter of 2004. Textron Financial also has a $25 million multi-currency facility, of which $18 million remains unused at September 30, 2003. Lines of credit not reserved as support for commercial paper or utilized for letters of credit were $385 million at September 30, 2003, compared to $716 million at December 28, 2002. Further, Textron had unused and unreserved primary lines of credit of $1.5 billion at September 30, 2003. The decrease in the unreserved portion of Textron Financial's lines of credit is principally attributable to the maturity of term debt, the voluntary termination and liquidation of a revolving securitization conduit through a receivable repurchase and finance receivable growth, partially offset by the securitization of golf equipment receivables, the sale of franchise finance receivables and the issuance of term notes.

     During the third quarter, Textron Financial filed a shelf registration statement with the Securities and Exchange Commission enabling the Company to issue public debt securities, in one or more offerings, up to a total maximum offering of $4 billion. At September 30, 2003, Textron Financial had $4 billion available under this facility. Under a shelf registration statement previously filed with the Securities and Exchange Commission, Textron Financial issued $816 million of term notes during the first nine months that mature in 2005 and 2006.

     Securitizations are an important source of funding for the Company. During the first nine months of 2003, Textron Financial received net proceeds of $225 million, $102 million, $47 million and $38 million from the securitizations of Distribution Finance receivables (on a revolving basis), golf equipment receivables, Resort Finance receivables and Aircraft Finance receivables, respectively. These securitizations provided Textron Financial with an alternate source of liquidity. Textron used the proceeds from the securitizations to retire commercial paper. Cash collections on current and prior period securitization gains were $39 million and $26 million for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively. Textron Financial anticipates that it will enter into additional securitization transactions during the remainder of 2003.

     During the first quarter of 2003, Textron Financial's short and long-term debt credit ratings were downgraded from F1 to F2 and from A to A-, respectively, by Fitch. In the second quarter of 2003, Standard & Poor's affirmed the Company's long-term debt rating at A- and upgraded the outlook from negative to stable. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and long-term debt markets. In addition, Textron Financial's $1.5 billion revolving bank line of credit agreements contain certain financial covenants that Textron Financial needs to comply with to maintain its ability to borrow under the facilities. Textron Financial was in full compliance with such covenants at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Textron Financial believes that it has adequate credit facilities and access to credit markets to meet its long-term financing needs.

     Cash flows provided by operations were $197 million during the first nine months of 2003, compared to $155 million in the corresponding period last year. The increase was principally due to the timing of payments of accrued interest and other liabilities.

     Cash flows used in investing activities were funded primarily from the collection of receivables and through the issuance of debt. The increase in proceeds from receivable sales primarily reflects the sales of a franchise portfolio ($122 million).

     Textron Financial declared and paid dividends to Textron of $48.8 million during the first nine months of 2003, compared to $59.8 million of dividends declared and $57.5 million of dividends paid during the corresponding period of 2002. The decrease in 2003 was due to the retention of capital to support finance receivable growth.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 83% at September 30, 2003 and December 28, 2002. Textron Financial's ratio of earnings to fixed charges was 1.53x for the nine months ended September 30, 2003, compared to 1.49x for the corresponding period in 2002. Commercial paper and Other short-term debt as a percentage of total debt was 23% at September 30, 2003, compared to 19% at December 28, 2002. Textron Financial has a policy of matching the duration of its assets with its debt. Changes in short and long-term debt are primarily related to the duration of Textron Financial's assets and liabilities, and to a lesser extent the timing of long-term debt issuances.

Finance Assets

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Management believes that the portfolio avoids excessive concentration of risk through diversification across geographic regions, industries and types of collateral, and among borrowers.

     Total finance assets, which includes finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals, ADC arrangements and other long-term investments (some of which are classified in Other assets on Textron Financial's Condensed Consolidated Balance Sheets), were $6.7 billion at September 30, 2003, up 2% from $6.5 billion at December 28, 2002. The increase in finance assets was mostly due to small business finance within the Other segment ($175 million), which was primarily the result of the liquidation of a revolving securitization conduit, Distribution Finance ($106 million) and Resort Finance ($48 million), partially offset by the liquidating portfolios within the Other segment ($220 million).

     Finance receivable additions for the first nine months of 2003 were $7.4 billion, compared to $6.7 billion in the corresponding period last year. The majority of the growth in finance receivable additions was from Distribution Finance ($698 million).

Nonperforming Assets

     Nonperforming assets, which includes independent and nonrecourse captive finance assets, as a percentage of finance assets decreased to 2.90% ($194 million) at September 30, 2003, compared to 3.33% ($218 million) at December 28, 2002. The $24 million decrease in nonperforming assets at September 30, 2003, compared to December 28, 2002, was due to decreases in the Other segment ($22 million), Asset-Based Lending ($9 million), Distribution Finance ($6 million) and Aircraft Finance ($4 million) segments, partially offset by an increase in the Resort Finance ($17 million) segment. The decrease in the Other segment is due to a reduction in the liquidating portfolios ($33 million), partially offset by increases in small business finance ($7 million) and franchise finance ($2 million). The Other segment represents 20% of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

finance assets and 35% of nonperforming assets at September 30, 2003. The Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions.

     The allowance for losses on receivables was $146.3 million at September 30, 2003, as compared to $166.5 million at December 28, 2002. The reduction in the allowance for loan losses on receivables was the result of charge-offs related to previously reserved accounts. The allowance for losses on receivables as a percentage of total finance receivables was 2.5% at September 30, 2003, compared to 2.9% at December 28, 2002 (2.7% and 3.1%, respectively, excluding captive receivables with recourse to Textron). The allowance for losses on receivables as a percentage of nonaccrual finance receivables was 83% at September 30, 2003, as compared to 92% at December 28, 2002. The decrease in the percentage reflects a $44.3 million decrease in nonaccrual loans with identified reserve requirements, to $65.6 million at September 30, 2003 from $109.9 million at December 28, 2002.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching interest-sensitive assets with interest-sensitive liabilities limits Textron Financial's risk to changes in interest rates, and includes entering into interest rate exchange agreements. At September 30, 2003, interest-sensitive assets in excess of interest-sensitive liabilities were $1.2 billion, net of $1.6 billion of interest rate exchange agreements on long-term debt and $244 million of interest rate exchange agreements on finance receivables. However, classified within interest-sensitive assets are approximately $1.1 billion of floating rate loans with index rate floors that are on average 168 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets have become interest-insensitive, and will remain so until the prime rate increases above the floor rates.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks or LIBOR. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at September 30, 2003, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $2.3 million for the following twelve-month period, including the effects of the rate floors.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

REVENUES

  Three months ended September 30, 2003 vs. September 30, 2002

     Third quarter 2003 revenues decreased by $8.1 million, or 5.2%, compared to the corresponding period in 2002. The decrease in revenues principally reflects lower other income ($6.1 million) and lower finance charges and discounts ($2.8 million) due to a lower level of average finance receivables ($3.9 million), partially offset by higher receivable pricing ($1.1 million). The lower level of average finance receivables ($159 million) was primarily due to the Aircraft Finance, Golf Finance and Other segments, partially offset by an increase in the Resort Finance segment. The decrease in other income was mostly due to lower other fee income ($3.4 million), securitization income ($3.1 million) and investment income ($1.1 million), partially offset by higher servicing fees ($1.8 million).

  Nine months ended September 30, 2003 vs. September 30, 2002

     Revenues for the first nine months of 2003 increased by $4.7 million, or 1%, compared to the corresponding period in 2002. The increase in revenues principally reflects higher finance charges and discounts ($14.7 million) largely due to a higher level of average finance receivables ($8.7 million) and higher receivable pricing ($6.0 million). The higher level of average finance receivables ($208 million) was primarily due to growth in the Distribution Finance and Resort Finance segments, partially offset by a decrease in the Aircraft Finance and Other segments. This increase was partially offset by lower other income ($10.6 million), primarily due to lower securitization gains ($6.4 million), investment income ($4.8 million), other fee income ($2.7 million) and syndication gains ($2.2 million), partially offset by higher servicing fees ($4.8 million) and prepayment gains ($1.2 million).

INTEREST EXPENSE

  Three months ended September 30, 2003 vs. September 30, 2002

     Third quarter 2003 interest expense decreased by $3.8 million, or 7.7%, on 5.2% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.38% from 3.85%, primarily attributable to a lower interest rate environment and the maturity of higher cost debt.

  Nine months ended September 30, 2003 vs. September 30, 2002

     Interest expense for the first nine months of 2003 decreased by $6.5 million, or 4.5%, on 4.4% higher average debt outstanding. The lower interest expense reflects a decrease in the average borrowing rate to 3.51% from 3.84%, primarily attributable to a lower interest rate environment and the maturity of higher cost debt.

INTEREST MARGIN

     Textron Financial's earnings are influenced by the interest margin earned on finance receivables (i.e., revenues earned less interest expense on borrowings and operating lease depreciation).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Three months ended September 30, 2003 vs. September 30, 2002

     Interest margin decreased $5.4 million, or 16 basis points (6.68% versus 6.84%) for the third quarter of 2003 compared to the corresponding period in 2002. The contraction in the interest margin percentage was primarily due to lower other income.

  Nine months ended September 30, 2003 vs. September 30, 2002

     Interest margin increased $8.7 million, and decreased 1 basis point (6.74% versus 6.75%) for the first nine months of 2003 compared to the corresponding period in 2002. The increase in interest margin was primarily due to higher finance charges and discounts from higher average finance receivables, higher receivable pricing and a lower relative borrowing cost, partially offset by lower other income.

SELLING AND ADMINISTRATIVE EXPENSES

  Three months ended September 30, 2003 vs. September 30, 2002

     Selling and administrative expenses of $48.6 million increased $9.3 million in the third quarter of 2003 compared to the corresponding period in 2002. The increase in 2003 principally reflects higher legal and collection ($6.3 million), data processing ($1.1 million) and telecommunication ($0.9 million) expenses. Selling and administrative expenses as a percentage of average managed and serviced finance receivables were 2.01% (on an annualized basis) in the third quarter of 2003, compared to 1.64% in 2002.

  Nine months ended September 30, 2003 vs. September 30, 2002

     Selling and administrative expenses of $142.4 million increased $19.6 million in the first nine months of 2003 compared to the corresponding period in 2002. The increase in 2003 principally reflects higher legal and collection ($10.0 million), data processing ($3.0 million) and telecommunication ($2.3 million) expenses as well as costs related to growth in managed and serviced finance receivables ($4.5 million). Selling and administrative expenses as a percentage of average managed and serviced finance receivables were 1.97% (on an annualized basis) in the first nine months of 2003, compared to 1.76% in 2002.

PROVISION FOR LOSSES

  Three months ended September 30, 2003 vs. September 30, 2002

     The provision for losses of $25.4 million for the third quarter of 2003 decreased from $44.4 million for the corresponding period in 2002. The decrease in the provision for losses reflects a declining rate of portfolio growth and an improvement in portfolio quality. Net charge-offs were $44.3 million in the third quarter of 2003, consistent with $44.1 million in the corresponding period of 2002. Net charge-offs increased in Distribution Finance ($2.7 million), Resort Finance ($1.0 million) and Golf Finance ($0.5 million), mostly offset by decreases in Aircraft Finance ($2.8 million) and Asset-Based Lending ($1.0 million). Net charge-offs within the Other segment were consistent with prior year, however, net charge-off decreases in syndicated bank loans ($10.5 million) and small-ticket equipment finance ($4.9 million), were offset by increases in the other liquidating portfolios.

  Nine months ended September 30, 2003 vs. September 30, 2002

     The provision for losses of $86.4 million for the first nine months of 2003 decreased from $99.8 million for the corresponding period in 2002. The decrease in the provision for losses reflects a declining rate of portfolio growth and an improvement in portfolio quality. Net charge-offs of $106.6 million for the first nine months of 2003, increased by $12.8 million compared to the corresponding period in 2002. The increase in net charge-offs was primarily related to the Distribution Finance ($7.8 million), Resort Finance ($3.1 million), Golf Finance ($2.5 million) and Aircraft Finance ($1.5 million) segments, partially offset by a decrease in the Other segment ($1.8 million).

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

  Three months ended September 30, 2003 vs. September 30, 2002

     Distribution Finance income increased $4.9 million reflecting higher interest margin ($10.3 million), partially offset by higher operating expenses ($3.7 million) and higher provision for losses ($1.7 million) largely related to growth in finance receivables. The higher interest margin was primarily due to higher receivable pricing ($4.4 million), higher other income ($4.7 million), principally securitization related income, and higher average finance receivables ($78 million).

     Resort Finance income decreased $12.9 million primarily reflecting higher operating expenses ($6.4 million), mostly legal and collection, and lower interest margin ($5.9 million). The lower interest margin largely reflects lower other income ($3.8 million), principally securitization gains, and lower receivable pricing ($3.5 million), despite higher average finance receivables ($105 million).

     Golf Finance income decreased $2.7 million reflecting higher operating expenses ($1.8 million), primarily related to the golf equipment portfolio, and lower interest margin ($0.9 million), reflecting lower average finance receivables ($86 million).

     Aircraft Finance income increased $6.6 million reflecting lower provision for losses ($6.1 million) and lower operating expenses ($1.4 million), partially offset by lower interest margin ($0.9 million).

     Asset-Based Lending income decreased $2.5 million principally reflecting lower interest margin ($1.4 million) primarily due to lower average finance receivables ($39 million) and lower other income ($0.7 million).

     Structured Capital income decreased $3.2 million primarily due to higher provision for losses ($1.8 million) and lower interest margin ($1.5 million).

     Other segment income increased $14.0 million reflecting lower provision for losses ($17.5 million) and lower operating expenses ($1.7 million), partially offset by lower interest margin ($5.2 million). The decrease in interest margin principally reflects lower securitization income.

  Nine months ended September 30, 2003 vs. September 30, 2002

     Distribution Finance income increased $18.6 million reflecting higher interest margin ($37.5 million), partially offset by higher operating expenses ($12.3 million) and higher provision for losses ($6.6 million) largely related to growth in finance receivables. The higher interest margin was principally due to higher average finance receivables ($291 million), higher receivable pricing ($13.0 million) and higher other income ($10.2 million).

     Resort Finance income decreased $21.8 million reflecting lower interest margin ($11.3 million), higher operating expenses ($8.4 million), mostly legal and collection, and higher provision for losses ($2.1 million). The decrease in interest margin largely reflects lower receivable pricing ($10.5 million) despite higher average finance receivables ($90 million) and lower other income ($4.6 million), principally securitization gains.

     Golf Finance income increased $3.5 million reflecting higher interest margin ($6.5 million), partially offset by higher operating expenses ($3.0 million). The increase in interest margin was mostly due to higher other income ($5.0 million), principally securitization related income and residual gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Aircraft Finance income increased by $4.8 million principally reflecting lower provision for losses ($8.4 million), partially offset by a lower interest margin ($3.3 million). The decrease in interest margin was primarily due to lower other income ($2.2 million).

     Asset-Based Lending income increased $0.3 million reflecting lower provision for losses ($4.2 million), partially offset by lower interest margin ($2.8 million) and higher operating expenses ($1.1 million). The decrease in interest margin was mostly due to lower average finance receivables ($55 million) and lower other income ($1.0 million), partially offset by higher receivable pricing ($0.9 million).

     Structured Capital income decreased $3.2 million primarily reflecting higher provision for losses ($2.2 million).

     Other segment income increased $0.3 million reflecting a lower provision for losses ($11.6 million) and lower operating expenses ($5.5 million), partially offset by a lower interest margin ($16.8 million). The lower interest margin largely reflects lower other income ($18.8 million), primarily securitization related income.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  Three months ended September 30, 2003 vs. September 30, 2002

     Income before cumulative effect of change in accounting principle for the third quarter was $15.9 million, $3.7 million or 29.7% higher than the corresponding period in 2002. The increase reflects a lower provision for losses ($18.9 million) and a lower effective tax rate, partially offset by higher selling and administrative expenses ($9.3 million) and a lower interest margin ($5.4 million).

  Nine months ended September 30, 2003 vs. September 30, 2002

     Income before cumulative effect of change in accounting principle for the first nine months of 2003 was $48.5 million, $3.5 million or 7.9% higher than the corresponding period in 2002. The increase reflects a lower provision for losses ($13.4 million), a higher interest margin ($8.7 million) and a lower effective tax rate, partially offset by higher selling and administrative expenses ($19.6 million).

CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer. Also, during the third quarter, the Florida Attorney General's office opened a preliminary investigation into Litchfield's activities relative to Buyer's Source. Although the Company believes it has good defenses to any governmental or potential consumer litigation, it is engaged in settlement discussions with the government agencies and other parties to resolve the matter. As a result of the most recent discussions, the Company believes that it is reasonably possible that this matter will be resolved for less than $10 million.

     Textron Financial and Litchfield, together with other third parties, are currently defending a class action arising from the sale of promissory notes issued by, and the operation of, certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). The complaint, which was filed in 2001 in Superior Court in Marin County, California, alleges that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of approximately $50 million of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The plaintiffs allege several bases for liability, including that Litchfield's former officer participated in the misrepresentations, that Litchfield received favorable treatment as a creditor, and that Litchfield was a controlling person of DFS. Litchfield denies these allegations and is aggressively defending the litigation. On August 8, 2003, Litchfield was notified that the judge hearing the class action issued an order affirming her preliminary ruling denying Litchfield's motion to dismiss Litchfield from the case. The preliminary ruling became final in September, 2003. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company intends to vigorously defend this action and believes that a substantial part of any settlement or judgment would be covered by insurance. The Company anticipates this matter will proceed to trial in the first quarter of 2004.

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

SELECTED FINANCIAL RATIOS

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2003            2002            2003            2002
                                    -------------   -------------   -------------   -------------
Net interest margin as a
  percentage of average net
  investment (1)..................      6.68%           6.84%           6.74%           6.75%
Return on average equity (2)......      6.09%           4.94%           6.32%           6.06%
Return on average assets (3)......      0.92%           0.71%           0.93%           0.89%
Ratio of earnings to fixed
  charges.........................      1.52x           1.39x           1.53x           1.49x
Selling and administrative
  expenses as a percentage of
  average managed and serviced
  finance receivables (4).........      2.01%           1.64%           1.97%           1.76%
Operating efficiency ratio (5)....      49.5%           38.0%           47.0%           41.7%
Net charge-offs as a percentage of
  average finance receivables.....      2.97%           2.89%           2.34%           2.13%

                                                              SEPTEMBER 30,   DECEMBER 28,
                                                                  2003            2002
                                                              -------------   ------------
60+ days contractual delinquency as a percentage of finance
  receivables (6)...........................................      2.53%          2.88%
Nonperforming assets as a percentage of finance assets
  (7).......................................................      2.90%          3.33%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................      2.45%          2.89%
Allowance for losses on receivables as a percentage of
  nonaccrual finance receivables............................      82.5%          91.7%
Total debt to tangible shareholder's equity (8).............       5.7x           5.7x

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

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Textron Financial had not entered into any new arrangements with variable interest entities subsequent to January 31, 2003.

     On October 8, 2003, the FASB deferred the implementation date for variable interest entities that existed prior to February 1, 2003 from the third quarter to the fourth quarter of 2003. With this deferral and due to the recently issued and pending FASB staff positions, management is continuing to evaluate the impact of the adoption of FIN 46. Textron Financial is party to various arrangements that are being evaluated from a FIN 46 perspective. At this time, based on the interpretations issued to date, management does not anticipate that adoption will have a material effect on Textron's results of operations or financial position.

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

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

  4.1 Indenture dated as of December 9, 1999, between Textron
      Financial Corporation and SunTrust Bank (formerly known as
      Sun Trust Bank, Atlanta), (including form of debt
      securities). Incorporated by reference to Exhibit 4.1 to
      Amendment No. 2 to Textron Financial Corporation's
      Registration Statement on Form S-3 (No. 333-88509).
  4.2 Indenture dated as of November 30, 2001, between Textron
      Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's
      Registration Statement on Form S-3 (No. 333-108464).
 10.1 364-Day Credit Agreement dated July 28, 2003 among Textron
      Financial Corporation, the Banks listed therein, and
      JPMorgan Chase Bank, as Administrative Agent. Incorporated
      by reference to Exhibit 10.1 to Textron Financial
      Corporation's Report on 8-K as filed on August 26, 2003.
 10.2 Five-Year Credit Agreement dated July 28, 2003 among Textron
      Financial Corporation, the Banks listed therein, and
      JPMorgan Chase Bank, as Administrative Agent. Incorporated
      by reference to Exhibit 10.2 to Textron Financial
      Corporation's Report on 8-K as filed on August 26, 2003.
 10.3 364-Day Credit Agreement dated March 31, 2003 among Textron
      Inc., the Banks listed therein, and JPMorgan Chase Bank, as
      Administrative Agent. Incorporated by reference to Exhibit
      10.3 to Textron Inc.'s Quarterly Report on Form 10-Q for the
      fiscal quarter ended March 29, 2003.
 10.4 Five-Year Credit Agreement dated April 1, 2002 among Textron
      Inc., the Banks listed therein, and JPMorgan Chase Bank, as
      Administrative Agent. Incorporated by reference to Exhibit
      10.2 to Textron Inc.'s Quarterly Report on Form 10-Q for the
      fiscal quarter ended March 29, 2003.
 10.5 Amendment to Five-Year and 364-day Credit Agreements among
      Textron Inc., the Banks listed therein, and JPMorgan Chase
      Bank, as Administrative Agent.
 12   Computation of Ratios of Earnings to Fixed Charges
 31.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(a)
 31.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(a)
 32.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C. Section 1350
 32.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C. Section 1350

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

(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on August 26, 2003 reporting under
Item 5 of Form 8-K on the Company's renewal of certain credit facilities and updating its disclosure with respect to certain litigation matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003                    TEXTRON FINANCIAL CORPORATION

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