Form 10-K
period 2004-01-03
TEXTRON FINANCIAL CORP
filed 2004-02-26
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes [ ] No [X]

     All of the shares of common stock of the registrant are owned by Textron Inc. and there was no voting or non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed fiscal quarter.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I.
Item 1.    Business....................................................    3
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................    9
Item 4.    Submission of Matters to a Vote of Security Holders.........    9
PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    9
Item 6.    Selected Financial Data.....................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   26
Item 8.    Financial Statements and Supplementary Data.................   27
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   55
Item 9A.   Controls and Procedures.....................................   55
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   55
Item 11.   Executive Compensation......................................   55
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   55
Item 13.   Certain Relationships and Related Transactions..............   56
Item 14.   Principal Accountant Fees and Services......................   56
PART IV.
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   56

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with core operations in six segments. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Asset-Based Lending provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and provides factoring arrangements for freight companies and utility service providers; Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial Corporation's other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing. Some of these ancillary services are offered through Asset Control LLC and TBS Business Services, Inc.

     All of Textron Financial's stock is owned by Textron Inc. (Textron), a $10 billion global multi-industry company with operations in five business segments:
Bell, Cessna, Fastening Systems, Industrial and Finance. At January 3, 2004, 24% of Textron Financial's total managed finance receivables were related to the financing of Textron's products (captive receivables). For further information on Textron Financial's relationship with Textron, see "Relationship with Textron" below.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial Corporation's services are offered primarily in North America. However, Textron Financial Corporation finances Textron products worldwide, principally Bell helicopters and Cessna aircraft.

     Textron Financial also maintains an Other segment that includes non-core assets related to franchise finance and media finance, and other liquidating portfolios from product lines that were discontinued in 2001. The Company ceased new finance receivable originations in these business markets, and continues to actively manage the accounts to maximize value as the accounts run-off or are sold.

     Consistent with the Company's strategy to exit these non-core businesses, Textron Financial sold its small business direct portfolio (small business finance) in December 2003. The following discussion of portfolio quality in Item 1, the selected financial data in Item 6 and the discussion of the Company's results in Item 7 exclude the results of this discontinued operation, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is described in Note 4 to the consolidated financial statements in Item 8 of this Form 10-K.

     For additional information regarding Textron Financial's business segments, refer to Note 21 to the consolidated financial statements in Item 8 of this Form 10-K.

COMPETITION

     The commercial finance environment in which Textron Financial operates is highly fragmented and extremely competitive. Textron Financial Corporation is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors' practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial's competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial's competitors have access to capital at a lower cost than Textron Financial.

RELATIONSHIP WITH TEXTRON

  General

     Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. In 2003, 2002 and 2001, Textron Financial paid Textron $0.8 billion, $1.1 billion and $1.3 billion, respectively, for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $56.3 million in 2003, $104.3 million in 2002 and $62.1 million in 2001 for the purchase of operating lease equipment. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $6.3 million in 2003, $9.4 million in 2002, and $4.0 million in 2001, and operating lease revenues of $22.4 million in 2003, $21.0 million in 2002, and $10.9 million in 2001.

     Textron Financial and Textron utilize an intercompany account for the allocation of Textron overhead charges and for the settlement of captive receivables. For additional information regarding the relationship between Textron Financial and Textron, see Notes 5, 6, and 11 to the consolidated financial statements in Item 8 of this Form 10-K.

  Agreements with Textron

     Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. They are described below:

  Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $427.5 million at January 3, 2004 and $526.7 million at December 28, 2002, and operating leases of $126.3 million at January 3, 2004, and $122.3 million at December 28, 2002, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on seller certificates of $26.2 million and $59.2 million at year-end 2003 and 2002, respectively, and on cash reserve accounts of $4.0 million and $10.4 million at year-end 2003 and 2002, respectively. Both the seller certificates and the cash reserve accounts are retained interests related to finance receivable securitizations.

  Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount "fixed charges"), will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 2003, 2002 or 2001, when Textron Financial's fixed-charge coverage ratios (as defined) were 167%, 164%, and 173%, respectively. Textron also has agreed to maintain Textron Financial's consolidated shareholder's equity at an amount no less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial's common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial's lenders to enforce its provisions against Textron.

  Tax Sharing Agreement with Textron

     Textron Financial's revenues and expenses are included in the consolidated federal tax return of Textron. The Company files some of its state income tax returns on a separate basis. Under a Tax Sharing Agreement with Textron, Textron Financial is allocated federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron's consolidated federal and unitary/combined state income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis. Textron has agreed to loan Textron Financial, on a junior subordinated interest-free basis, an amount equal to Textron's deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in "Amounts due to Textron Inc." on the Consolidated Balance Sheets in Item 8 of this Form 10-K.

REGULATIONS

     Textron Financial's activities are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. These activities also may be subject to various laws, including consumer finance laws in some instances, and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

     - Regulate credit-granting activities;

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

EMPLOYEES

     As of January 3, 2004, Textron Financial had 1,287 employees. The Company is not subject to any collective bargaining agreements.

RISK MANAGEMENT

     Textron Financial's business activities involve various elements of risk. The Company considers the principal types of risk to be:

     - Credit risk;

     - Asset/liability risk (including interest rate and foreign exchange risk); and

     - Liquidity risk.

     Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company's management of these risks, and levels of compliance with its policies and limits, is continuously monitored by means of administrative and information systems.

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

     - Performing financial sensitivity analyses; and

     - Assessing potential exit strategies.

     Textron Financial has developed a tiered credit approval system, which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. Textron Financial's operating units are also subject to annual internal audits by the Company and Textron.

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer, Textron Financial's Credit Committee, or the Chairman and Chief Executive Officer depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. Textron Financial's Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, President of the Capital Markets Group, and President of Distribution Finance.

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

  Geographic Concentration

     Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 26% of Textron Financial's total managed finance receivable portfolio at January 3, 2004. International receivables are generated mostly in support of Textron product sales. At January 3, 2004, international receivables represented 13% of Textron Financial's managed finance receivable portfolio, with the largest country, Brazil, representing 3%.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies interest rate risk, foreign exchange risk and liquidity risk, in each case taking into account the effect of hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program in order to reduce:

     - Interest rate exposure arising from changes in interest rates; and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron Financial executes a transaction, it designates the derivative to a specific asset or liability, and as either a fair value or cash flow hedge. Textron Financial monitors the effectiveness of derivatives, on a quarterly basis, through a review of the amounts and maturities of assets, liabilities and derivative positions. The Company's Senior Vice President and Treasurer, and Executive Vice President and Chief Financial Officer regularly review this information, so that appropriate remedial action can be taken, as necessary.

     Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor's Rating Service or A2 by Moody's Investors Service. Total notional exposure is monitored by counterparty, and managed within prudent limits. At January 3, 2004, the Company's largest single counterparty credit exposure was $15 million.

  Interest Rate Risk Management

     Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company's internal policies limit the aggregate mismatch of floating rate assets and liabilities to 10% of total assets.

  Foreign Exchange Risk Management

     A small portion of finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial presently has foreign currency receivables principally denominated in Canadian Dollars and Australian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company's financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts, on a monthly basis, in amounts sufficient to hedge its non-functional currency exposures.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial's primary sources of funds are:

     - Cash from operations;

     - Commercial paper borrowings;

     - Issuances of medium-term notes and other term debt securities; and

     - Syndication and securitization of receivables.

     All commercial paper borrowings are fully backed by committed bank lines of credit, providing liquidity in the event of capital market dislocation. If Textron Financial is unable to access these markets on acceptable terms, the Company can draw on its bank line of credit facilities and use cash flows from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding Textron Financial's liquidity risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in Item 7 of this Form 10-K.

PORTFOLIO QUALITY

     The following table presents information about the credit quality of the Company's portfolio:

                                                 2003      2002      2001      2000      1999
                                                ------    ------    ------    ------    ------
                                                            (Dollars in millions)
NONPERFORMING ASSETS
  Nonaccrual finance receivables..............  $151.9    $177.3    $110.0    $101.9    $ 83.6
  Real estate owned...........................     2.2      25.3       7.4       1.7       8.5
  Repossessed assets..........................     7.9      10.9      13.2       7.6       8.8
                                                ------    ------    ------    ------    ------
     Total nonperforming assets...............  $162.0    $213.5    $130.6    $111.2    $100.9
                                                ======    ======    ======    ======    ======
Ratio of nonperforming assets to total finance
  assets......................................     2.8%      3.4%      2.2%      1.9%      1.7%

DELINQUENCY
60+ days contractual delinquency as a
  percentage of finance receivables...........     2.4%      2.9%      2.2%      1.2%      1.0%

ALLOWANCE FOR LOSSES ON RECEIVABLES
Allowance for losses on receivables...........  $119.1    $144.9    $124.6    $116.0    $112.8
Ratio of allowance for losses on receivables
  to receivables..............................     2.3%      2.6%      2.4%      2.1%      2.0%
Ratio of allowance for losses on receivables
  to nonaccrual loans.........................    78.4%     81.7%    113.2%    113.8%    135.0%
Ratio of allowance for losses on receivables
  to net charge-offs..........................     1.0X      1.4x      2.0x      3.1x      4.8x

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

  Allowance for Losses on Receivables

     Management evaluates its allowance for losses on receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. Textron Financial estimates losses will range from 0.5% to 4.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

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

ITEM 2.  PROPERTIES

     Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout North America. For additional information regarding Textron Financial's lease obligations, see Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial's stock. Dividends of $114.0 million, $62.0 million and $51.1 million were declared and paid in 2003, 2002, and 2001, respectively. For additional information regarding restrictions as to dividend availability, see Note 11 to the consolidated financial statements in
Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been recast to reflect discontinued operations and should be read in conjunction with Textron Financial's consolidated financial statements in Item 8 of this Form 10-K.

                                                        AT OR FOR THE YEARS ENDED(1)
                                       --------------------------------------------------------------
                                          2003         2002         2001         2000         1999
                                       ----------   ----------   ----------   ----------   ----------
                                                           (Dollars in thousands)
RESULTS OF OPERATIONS
Finance charges and discounts........  $  403,850   $  412,692   $  499,758   $  587,444   $  391,091
Rental revenues on operating
  leases.............................      28,560       27,147       18,884       18,904       15,503
Other income.........................     139,472      144,291      162,285       84,173       56,309
Income from continuing operations....      78,840       76,452      119,541      118,016       78,904
Cumulative effect of change in
  accounting principle, net of tax
  benefit............................          --       15,372           --           --           --
Income (loss) from discontinued
  operations, net of income taxes....       1,545         (774)       1,030           --           --

BALANCE SHEET DATA
Total finance receivables............  $5,135,247   $5,534,160   $5,251,972   $5,589,412   $5,577,374
Allowance for losses on
  receivables........................     119,148      144,907      124,585      115,953      112,769
Equipment on operating
  leases -- net......................     210,182      255,055      201,060      135,356      133,171
Total assets.........................   6,332,843    6,654,328    6,463,958    6,130,796    5,989,483
Deferred income taxes................     389,653      398,199      357,324      315,322      307,035
Short-term debt......................     519,632      916,352    1,197,707      965,802    1,339,021
Long-term debt.......................   3,887,334    3,923,269    3,500,713    3,701,067    3,211,737
Textron Financial and Litchfield
  obligated mandatory redeemable
  preferred securities of trust
  subsidiary holding solely
  Litchfield junior subordinated
  debentures.........................      26,421       26,950       27,480       28,009       28,539
Shareholder's equity.................   1,009,163    1,020,817    1,009,355      909,677      869,161
Debt to tangible shareholder's
  equity(2)..........................        5.24X        5.59x        5.62x        6.72x        6.92x

SELECTED DATA AND RATIOS

PROFITABILITY
Net interest margin as a percentage
  of average net investment(3).......        6.92%        6.89%        7.48%        6.17%        6.11%
Return on average equity(4)..........        7.86%        7.59%       12.66%       13.12%       14.06%
Return on average assets(5)..........        1.25%        1.18%        1.91%        1.88%        1.74%
Selling and administrative expenses
  as a percentage of average managed
  and serviced finance
  receivables(6).....................        1.98%        1.71%        1.77%        1.67%        1.75%
Operating efficiency ratio(7)........       46.77%       39.75%       36.40%       34.10%       35.42%
CREDIT QUALITY
60+ days contractual delinquency as a
  percentage of finance
  receivables(8).....................        2.39%        2.86%        2.26%        1.16%        0.96%
Nonperforming assets as a percentage
  of finance assets(9)...............        2.80%        3.41%        2.21%        1.86%        1.74%
Allowance for losses on receivables
  as a percentage of finance
  receivables........................        2.32%        2.62%        2.37%        2.07%        2.02%
Net charge-offs as a percentage of
  average finance receivables(10)....        2.08%        1.83%        1.09%        0.65%        0.54%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Information regarding general information and characteristics of Textron Financial is included in Item 1, Business, of this Form 10-K.

     Textron Financial is in the business of originating and servicing commercial finance receivables for Textron-related products and other commercial markets. The principal factors that influence our earnings are the amount and mix of different types of finance receivables, fees earned related to these finance receivables and services, and the credit quality of these finance receivables over time. For finance receivables, net interest margin equals the difference between revenue earned on finance receivables, including fee income, and the cost of borrowed funds. For operating leases, net interest margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. On certain types of finance receivables, interest rates earned are fixed at the time the contracts are originated, while other types are based on floating rates that are generally tied to changes in the prime rate offered by major U.S. banks or the London Interbank Offered Rate (LIBOR). Rental charges on operating leases may be fixed at the time the contracts are originated or based on floating rates that are generally tied to changes in LIBOR.

     Textron Financial borrows funds at various maturities at both fixed and floating interest rates to match the interest sensitivities and maturities of its finance receivables. External market conditions and our debt ratings affect these interest rates. The Company also may, from time to time, enter into interest rate exchange agreements related to new debt issuances in an effort to access the debt markets in the most efficient manner available at the time of issuance. As an alternative source of funding, Textron Financial sells finance receivables in securitizations, retaining an interest in the sold receivables and continuing to service such receivables for a fee.

     The Company assesses business performance on an owned basis, managed basis and a serviced basis. The owned basis includes only the finance receivables owned and reported on the consolidated balance sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations and private transactions, where the Company has retained some element of credit risk, and continues to service the accounts. The serviced basis includes managed receivables and serviced-only receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

     Textron Financial retains subordinated interests in finance receivables sold in securitizations and recourse obligations on certain private portfolio sales resulting in credit risk. As a result, the Company evaluates finance receivables and leverage on a managed as well as owned basis. In contrast, the Company does not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities.

KEY BUSINESS INITIATIVES AND TRENDS

     During 2003, Textron Financial experienced improvements in portfolio quality and renewed its focus on growing core businesses. While the collectibility of the Company's finance receivable portfolio remains one of the Company's most significant business risks, the improved portfolio quality measures in 2003 demonstrate the Company's successful efforts to resolve problem accounts. The provision for losses declined 27% in 2003 as compared to 2002 due to improving portfolio quality and, to a lesser extent, declining portfolio growth. The Company continued to make steady progress liquidating non-core assets. The Company also implemented steps to streamline the organization through the consolidation of operations in each of two core segments.

     During the third quarter of 2002, Textron Financial made a strategic decision to exit franchise finance, media finance, small business finance and other discontinued product lines, and initiated a plan to sell or liquidate approximately $1.7 billion of non-core assets related to these businesses. The Company also realigned the remaining business units into six operating segments based on the markets served and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. The Company has ceased originating new business in the non-core areas and continues to actively manage the non-core accounts to maximize value. At January 3, 2004, non-core managed finance assets were $748 million.

     Operating efficiency (the ratio of Selling and administrative expenses divided by Net interest margin) has deteriorated over the past two years, as a consequence of higher legal and collection expenses related to nonperforming accounts and the inability to rapidly reduce infrastructure costs in response to slower growth. The Company has taken certain actions to reverse this trend, including restructuring operations and initiatives related to the improvement of information systems and processes. In the fourth quarter of 2003, the Company initiated a restructuring plan to consolidate operations within its corporate headquarters and within each of two core segments: Asset-Based Lending and Resort Finance. As part of the restructuring plan, two facilities were closed and 85 employees terminated. Severance and other costs of $6.3 million related to the restructuring plan were identified in plans approved by senior management and were recorded at year-end. The Company expects to see modest improvement in the near term, with a targeted operating efficiency ratio of less than 40%.

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Textron Financial mitigates liquidity risk (i.e., the risk that the Company will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. The Company uses a variety of financial resources to meet these capital needs. Cash is provided from finance receivable sales and collections, and from many types of borrowings, including the issuance of commercial paper and term debt in the public and private markets, as well as finance receivable securitizations. This diversity of capital resources enhances the Company's funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

     In general, the funding environment for commercial finance companies was difficult in 2002. A weak corporate bond market, combined with a downgrade of the Company's debt credit ratings, increased the Company's unsecured borrowing spreads substantially. Despite these adverse conditions, the Company issued $2.0 billion of term debt. The Company also utilized a revolving securitization conduit for its Distribution Finance business to expand its short-term funding alternatives.

     During 2003, the Company's credit spreads recovered substantially in light of a much stronger corporate bond market and Textron Financial's improving credit profile. Term debt of approximately $1.2 billion was issued throughout the year at increasingly narrower credit spreads. By year-end, credit spreads had recovered to historically low levels not experienced since 2001.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit have recently been well in excess of outstanding commercial paper levels, with coverage of 302% and 183% at year-end 2003 and 2002, respectively. These lines of credit currently total $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2005. In addition, during the third quarter of 2003, Textron amended its credit facilities to permit Textron Financial to borrow under those facilities. None of these lines of credit were used at January 3, 2004, or December 28, 2002. Textron Financial also maintains a CAD 50 million committed facility, under which it can borrow an additional CAD 50 million on an uncommitted basis. At January 3, 2004, Textron Financial had used CAD 20 million of the committed portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $17 million remained unused at January 3, 2004. Both the Canadian and multi-currency facilities expire in 2004. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $966 million at January 3, 2004, compared to $716 million at December 28, 2002.

     During the third quarter of 2003, Textron Financial filed a shelf registration statement with the Securities and Exchange Commission enabling the Company to issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this facility, Textron Financial issued $372 million of term notes during 2003, primarily in U.S. and Canadian markets. The proceeds from these issuances were used to refinance maturing commercial paper and long-term debt. Under a shelf registration statement previously filed with the Securities and Exchange Commission, Textron Financial issued $816 million of term notes during the first half of 2003.

     The following table contains projected primary cash outflows and inflows for the specified periods:

                                                           PAYMENTS/RECEIPTS DUE BY PERIOD
                                             -----------------------------------------------------------
                                             LESS THAN
                                              1 YEAR     2 - 3 YEARS   4 - 5 YEARS   THEREAFTER   TOTAL
                                             ---------   -----------   -----------   ----------   ------
                                                                    (In millions)
CONTRACTUAL OBLIGATIONS
Primary outflows:
Commercial paper and other short-term debt,
  net of cash..............................   $  163           --            --            --     $  163
Term debt..................................    1,181       $1,390        $  819        $  497      3,887
Obligated mandatory redeemable preferred
  securities...............................       --           --            --            26         26
Operating lease rental payments............        5            6             4             4         19
                                              ------       ------        ------        ------     ------
  Total contractual payments...............    1,349        1,396           823           527      4,095
Primary inflows:
Finance receivables(1).....................    1,611        1,108         1,154         1,262      5,135
Operating lease rental receipts............       25           34            18            15         92
                                              ------       ------        ------        ------     ------
  Total contractual receipts...............    1,636        1,142         1,172         1,277      5,227
                                              ------       ------        ------        ------     ------
Net cash inflow (outflow)(2)...............   $  287       $ (254)       $  349        $  750     $1,132
                                              ======       ======        ======        ======     ======
Cumulative net cash inflow.................   $  287       $   33        $  382        $1,132

---------------

(1) Based on contractual cash flows; amount could differ due to prepayments, chargeoffs and other factors.

(2) Excludes finance charges and discounts from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

     As shown in the preceding table, cash collections from finance assets are expected to be sufficient to cover maturing debt and other contractual liabilities throughout the next five years and thereafter.

     At January 3, 2004, Textron Financial had unused commitments to fund new and existing customers under $1.1 billion of committed revolving lines of credit as compared to $1.5 billion of committed revolving lines of credit at December 28, 2002. The decrease was largely related to the continued liquidation of the non-core syndicated bank loan portfolio in 2003. Additionally, since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

     At January 3, 2004, Textron Financial's credit ratings were as follows:
Standard & Poor's (A- long-term, A2 short-term, outlook stable), Moody's Investors Service (A3 long-term, P2 short-term, outlook negative) and Fitch (A-long-term, F2 short-term, outlook negative).

     During the first quarter of 2003, Textron Financial's commercial paper and long-term debt credit ratings were downgraded from F1 to F2 and from A to A-, respectively, by Fitch. In the second quarter of 2003, Standard & Poor's affirmed the Company's long-term debt rating at A- and upgraded the outlook from negative to stable. Further downgrades in Textron Financial's ratings could increase borrowing spreads or limit its access to the commercial paper, securitization and term debt markets.

     Cash provided by operating activities of continuing operations totaled $242 million in 2003, $206 million in 2002 and $266 million in 2001. The increase in the cash provided in 2003 and the decrease in 2002 were primarily due to the timing of payments of accrued interest and other liabilities, principally income taxes payable of $82 million and the remittance cash received on serviced receivables of $25 million for 2003.

     Cash provided (used) by investing activities of continuing operations totaled $273 million in 2003, $(499) million in 2002 and $(390) million in 2001. These cash flows largely resulted from the origination, purchase, repayment and sales, including securitizations, of finance receivables. The 2003 increase was primarily the result of a $389 million increase in finance receivable repayments relative to new finance receivable originations and $196 million of higher proceeds from receivable sales. The decrease in 2002 was the result of a higher level of new finance receivable originations relative to finance receivable repayments and sales of $(455) million, mostly offset by a $(388) million business acquisition in 2001.

     Cash provided (used) by financing activities of continuing operations totaled $(355) million in 2003, $270 million in 2002 and $115 million in 2001. The cash used in 2003 mostly relates to the pay down of commercial paper and other short-term debt at year-end from the proceeds received from receivable sales in the fourth quarter. The $270 million of cash provided in 2002 was mostly used to fund finance asset growth. In addition, the Company issued $2.0 billion of term debt in 2002 to refinance maturing term debt and repay a 2001 advance of $510 million from Textron. In 2001, the Company's term debt issuances of $0.9 billion were used to refinance maturing commercial paper and term debt.

     Net cash provided (used) by discontinued operations represents the small business finance operation and totaled $175 million in 2003, $27 million in 2002 and $21 million in 2001.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 81% at January 3, 2004, compared to 83% at December 28, 2002. Textron Financial's ratio of earnings to fixed charges was 1.67x in 2003 (1.64x in 2002 and 1.73x in 2001). Commercial paper and Other short-term debt as a percentage of total debt was 12% at January 3, 2004, compared to 19% at the end of 2002.

     In 2003, Textron Financial declared and paid dividends to Textron of $114.0 million, compared to dividends declared and paid of $62.0 million in 2002. The increase in 2003 was due to excess capital that resulted from slower than anticipated receivable growth and the return of capital to Textron associated with the sale of small business finance. Textron contributed capital of $9.0 million to Textron Financial in both 2003 and 2002, which consisted of Textron's dividend on the preferred stock of Textron Funding Corporation.

  Off-Balance Sheet Arrangements

     Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the Company's balance sheet and the proceeds received are used to reduce the Company's recorded debt levels. Despite the reduction in the recorded balance sheet position, the Company generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. The Company also sells receivables in whole-loan sales in which it retains a continuing interest, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $765 million and $707 million in 2003 and 2002, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables in the Distribution Finance, Aircraft Finance, Resort Finance and golf equipment businesses, and to retire commercial paper. Gains related to these transactions amounted to $47 million and $45 million in 2003 and 2002, respectively. Cash collections on current and prior period securitization gains were $46 million and $36 million for 2003 and 2002, respectively.

     Termination of the Company's off-balance sheet financing arrangements would significantly reduce the Company's short-term funding alternatives. While these arrangements do not contain provisions that require Textron Financial to repurchase significant balances of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in the Company's debt credit ratings and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. Textron Financial does not expect any of these factors to have a material impact on the Company's liquidity or income from continuing operations.

     The retained subordinate interests related to the Company's off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These interests are typically subordinate to other investors' interests in the off-balance sheet structure and therefore, realization of these interests by the Company is dependent on repayment of other investors' interests and ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests expose the Company to a level of risk substantially consistent with that of ownership of these finance receivables. Textron Financial does not provide legal recourse to investors that purchase interests in Textron Financial's securitizations beyond the credit enhancement inherent in the retained subordinate interests.

     Following the initial sale, and on an ongoing basis, the retained subordinate interests are maintained at fair value in Other assets on the Company's consolidated balance sheets. The Company estimates fair values based on the present value of future cash flows expected under management's best estimates of key assumptions - credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. Management's best assumptions used to record the initial gain on sale and measure the continuing fair value of the retained interests, along with the impact of changes in these assumptions are described in Note 7 to the consolidated financial statements in Item 8 of this Form 10-K.

     Whole-loan finance receivable sales, in which the Company maintains a continuing interest, differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is typically provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Financial has a contingent liability related to the sale of equipment lease rents in 2003 and 2001. The maximum liability at January 3, 2004, was $45 million, and in the event Textron Financial's credit rating falls below BBB, the Company is required to pledge a related pool of equipment residuals that amount to $103 million. The Company has valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.5%, respectively. An instantaneous 20% adverse change in these rates would have a $0.3 million impact on the valuation of this recourse liability.

  Managed Finance Assets

     Managed finance assets consist of owned finance assets, and finance receivables that Textron Financial has sold in securitizations or similar structures and continues to service. Finance assets include finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment on equipment residuals, ADC arrangements, and other long-term investments (some of which are classified in Other assets in Textron Financial's Consolidated Balance Sheets). The managed finance assets of our business segments are presented in the following table.

                                                                                      INCREASE/
                                             JANUARY 3, 2004     DECEMBER 28, 2002    (DECREASE)
                                            ------------------   ------------------   ----------
                                                           (Dollars in thousands)
Distribution Finance......................  $1,987,299    24.3%  $1,699,993    19.6%  $ 287,306
Aircraft Finance..........................   1,914,147    23.4%   2,077,967    23.9%   (163,820)
Golf Finance..............................   1,293,917    15.8%   1,398,841    16.1%   (104,924)
Resort Finance............................   1,134,951    13.9%   1,326,311    15.3%   (191,360)
Structured Capital........................     634,308     7.8%     581,207     6.7%     53,101
Asset-Based Lending.......................     467,759     5.7%     521,067     6.0%    (53,308)
Other Segment.............................     747,744     9.1%   1,080,383    12.4%   (332,639)
                                            ----------   -----   ----------   -----   ---------
  Total managed finance assets............  $8,180,125   100.0%  $8,685,769   100.0%  $(505,644)
                                            ==========   =====   ==========   =====   =========

     The decrease in finance assets within the Other segment reflects the sales of franchise finance receivables of $168 million, prepayments within the syndicated bank loan portfolio of $42 million and the continued runoff of the liquidating portfolios. Overall, managed finance assets within the core business decreased $173 million. The decrease was the result of lower growth and continued portfolio run-off related to the land finance portfolio within Resort Finance, lower operating lease assets and lower volume in Aircraft Finance, and lower volume and higher portfolio run-off in the golf equipment portfolio. These decreases were partially offset by growth in the private brands portfolio within Distribution Finance.

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

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at 2003, 2002 and 2001 by business segment.

                                                      2003            2002            2001
                                                  -------------   -------------   -------------
                                                              (Dollars in millions)
Resort Finance..................................  $ 55.1   5.15%  $ 44.9   4.27%  $ 10.0   0.98%
Aircraft Finance................................    25.6   2.21%    34.4   2.83%    13.1   1.05%
Golf Finance....................................    21.5   2.43%    15.2   1.57%     7.0   0.83%
Distribution Finance............................    11.2   1.35%    20.6   2.45%    13.8   2.78%
Asset-Based Lending.............................     5.8   1.25%    12.9   2.47%    21.4   3.90%
Other...........................................    42.8   5.72%    85.5   7.92%    65.3   5.40%
                                                  ------          ------          ------
  Total nonperforming assets....................  $162.0   2.80%  $213.5   3.41%  $130.6   2.21%
                                                  ======          ======          ======

     In general, the Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. After peaking in March 2003, the Company has experienced steady improvement in total nonperforming assets with a $51.5 million decrease year over year at January 3, 2004. The decrease in 2003 was largely attributable to the Other segment with reductions in liquidating equipment portfolios ($22.7 million), franchise finance ($8.3 million), media finance ($6.5 million) and telecommunications ($4.6 million). In the core businesses, Distribution Finance declined ($9.4 million) mostly due to the liquidation of portfolios purchased at a discount. The Company also experienced improvements in Asset-Based Lending ($7.1 million) and Aircraft Finance ($8.8 million). Aircraft values have historically tracked well with the business cycles of the U.S. economy, although the effects typically lag changes in the business cycles by about six months. The Company believes that 2002 was the low point of the current cycle and witnessed improvements in 2003. Textron Financial expects that as the economy continues to improve, aircraft values will follow the trend.

     The increase in Resort Finance ($10.2 million) was largely the result of increases in the land finance portfolio ($7.4 million). Nonperforming assets of Resort Finance related to its portfolio of loans to developers of vacation interval resorts were $39.6 million (4.7%) at year-end 2003 as compared to $36.7 million (4.3%) at year-end 2002. While the level of nonperforming assets for the portfolio of loans to developers of vacation interval resorts is relatively unchanged, there has been a shift in nonperforming assets to high-end, fractional shares from the more common weekly vacation ownership interval product. The Golf Finance segment also experienced an increase in nonperforming assets for both the golf course and golf equipment finance portfolios in 2003. The increases were partially attributable to the weaker general economic conditions that resulted in fewer golf rounds played in both 2003 and 2002, a decline in corporate sponsored events in the golf industry and increased competition among golf properties. The Other segment continues to comprise a disproportionate amount of the Company's nonperforming assets accounting for 26% of total nonperforming assets, yet comprising only 13% of the total finance assets at January 3, 2004. Overall, the Company expects continued modest improvement as these portfolios runoff. However, the Company could realize a temporary, out-of-trend result in any one quarter.

     The preceding nonperforming assets table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to $69 million, $85 million and $90 million at the years ended 2003, 2002 and 2001, respectively. Revenues recognized on these delinquent accounts were $5.6 million, $7.4 million and $9.5 million for the years ended 2003, 2002 and 2001, respectively.

 Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 3, 2004, floating rate assets were equal to floating rate liabilities, after including the impact of $1.9 billion of interest rate exchange agreements on long-term debt and $238 million of interest rate exchange agreements on finance receivables. Classified within fixed rate assets are approximately $1.0 billion of floating rate loans with index rate floors that are on average 163 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. Generally, in periods of a low interest rate environment, the Company has benefited from these interest rate floor agreements. However, during periods of rising interest rates, this benefit will dissipate until such time as the prime rate exceeds the floor rates embedded in these agreements.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate receivables are generally tied to changes in the prime rate offered by major U.S. banks. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at January 3, 2004, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $2.7 million for the following twelve-month period.

 Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve match funding objectives. These agreements do not involve a high degree of complexity or risk. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of these interest rate exchange agreements decreased interest expense by $43.0 million, $19.6 million, and $1.2 million in 2003, 2002, and 2001, respectively.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining non-functional currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts in 2003 and 2002 were nominal.

CRITICAL ACCOUNTING POLICIES

  Allowance for Losses on Receivables

     Management evaluates its allowance for losses on receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. Textron Financial estimates losses will range from 0.5% to 4.0% of finance receivables depending on the specific homogeneous loan pool. The range of estimated losses is consistent with prior periods. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on receivables at a level considered adequate to cover existing losses in the existing finance receivable portfolio, based on management's evaluation and analysis of this portfolio.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

 Goodwill and Other Intangible Assets

     Textron Financial evaluates the recoverability of goodwill and other intangible assets annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Textron Financial completed its annual impairment test in the fourth quarter of 2003 using the estimates from its long-term strategic plan. No adjustment was required to the carrying value of goodwill or other intangible assets based on the analysis performed.

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

 Securitized Transactions

     Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. At the time of sale, a gain or loss is recorded based on the difference between the proceeds received and the allocated carrying value of the finance receivables sold. The allocated carrying value is determined based on the relative fair values of the finance receivables sold and the interests retained. As such, the fair value estimate of the retained interests has a direct impact on the gain or loss recorded by the Company. Textron Financial estimates fair value based on the present value of future cash flows expected under management's best estimates of key assumptions -- credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. Retained interests are recorded at fair value as a component of Other assets on Textron Financial's Consolidated Balance Sheets.

     Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the Company's retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. Refer to Note 7 to the consolidated financial statements in Item 8 of this Form 10-K for a summary of key assumptions used to record initial gains related to the sale of finance receivables through securitizations and to measure the current fair value of the retained interests, along with the sensitivity of the fair values to adverse changes in these assumptions.

RESULTS OF OPERATIONS

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (Dollars in millions)
Finance charges and discounts...............................  $403.8   $412.7   $499.7
Rental revenues on operating leases.........................    28.6     27.1     18.9
Other income................................................   139.5    144.3    162.3
                                                              ------   ------   ------
  Total revenues............................................  $571.9   $584.1   $680.9
Interest expense............................................   171.6    185.9    260.5
Depreciation of equipment on operating leases...............    17.6     13.8      7.8
                                                              ------   ------   ------
  Net interest margin.......................................  $382.7   $384.4   $412.6
                                                              ======   ======   ======
Portfolio yield.............................................    7.60%    7.68%    9.28%
Net interest margin as a percentage of average net
  investment................................................    6.92%    6.89%    7.48%

 2003 vs. 2002

     The decrease in finance charges principally reflects lower average finance receivables, a change in mix between fixed rate and floating rate finance receivables, and, to a lesser extent, a lower interest rate environment. The decrease in other income was mostly due to lower syndication income ($7.6 million), primarily resulting from a $9.3 million nonrecurring gain on the sale of a franchise finance portfolio in 2002 and lower investment income ($5.4 million) from a decrease in earnings on retained securitization assets, partially offset by higher servicing income ($9.3 million) from the revolving securitization conduit for Distribution Finance receivables. The decrease in interest expense was attributable to a lower interest rate environment and the maturity of higher cost debt. The increase in depreciation of equipment on operating leases reflects higher average operating leases in 2003.

 2002 vs. 2001

     Finance charges and discounts for 2002 declined 17.4% reflecting lower yields on finance receivables, primarily due to a lower interest rate environment largely reflecting a reduction in the prime rate. Rental revenues on operating leases increased reflecting higher average operating lease assets primarily related to Aircraft Finance. The decrease in other income was primarily due to lower prepayment gains ($15.0 million), mostly due to a $14.3 million nonrecurring prepayment gain in 2001, and lower syndication income ($7.8 million), partially offset by higher servicing income ($5.9 million), mostly related to a revolving securitization conduit. The decrease in interest expense was mostly due to a lower interest rate environment. The decrease in net interest margin as a percentage of average net investment primarily reflects higher relative borrowing costs and lower other income, partially offset by receivable pricing increases. The Company's relative borrowing costs increased despite a lower interest rate environment, due to an increase in corporate borrowing rates as compared to major borrowing indices, such as three-month LIBOR and U.S. Treasury rates.

SELLING AND ADMINISTRATIVE EXPENSES

                                                               2003     2002     2001
                                                              ------   ------   ------
                                                               (Dollars in millions)
Selling and administrative expenses as a percentage of
  managed and serviced receivables..........................    1.98%    1.71%    1.77%
Operating efficiency ratio..................................   46.77%   39.75%   36.40%
Selling and administrative expenses.........................  $178.9   $152.8   $150.2

 2003 vs. 2002

     The increase in 2003 selling and administrative expenses largely resulted from higher legal and collection costs ($12.2 million), primarily related to the continued resolution of nonperforming accounts and the accrual of settlement costs associated with litigation during the year, refer to Notes 19 and 20 to the consolidated financial statements in Item 8 of this Form 10-K, and higher data processing costs ($3.6 million) and healthcare ($3.2 million), and to a lesser extent, growth in average managed and serviced finance receivables ($2.2 million).

 2002 vs. 2001

     The increase in selling and administrative expenses for 2002 was mostly due to an increase in legal and collections costs ($15.4 million) related to the continued resolution of nonperforming accounts, partially offset by a reduction in goodwill amortization of $12.1 million (reflecting the change in accounting).

PROVISION FOR LOSSES

     Allowance for losses on receivables is presented in the following table.

                                                 JANUARY 3, 2004   DECEMBER 28, 2002   DECEMBER 29, 2001
                                                 ---------------   -----------------   -----------------
                                                                  (Dollars in millions)
Allowance for losses on receivables beginning
  of period....................................      $144.9             $124.6              $116.0
Provision for losses...........................        80.9              111.3                68.9
Less net charge-offs:
  Aircraft Finance.............................        15.7               14.0                 8.2
  Distribution Finance.........................        18.8                8.5                 4.0
  Resort Finance...............................         5.6                2.5                 0.8
  Golf Finance.................................         2.6                1.0                  --
  Asset-Based Lending..........................         6.2                6.5                13.3
  Structured Capital...........................          --                0.2                  --
  Other........................................        68.3               70.4                35.2
                                                     ------             ------              ------
Total net charge-offs..........................       117.2              103.1                61.5
Acquisitions and other.........................        10.5               12.1                 1.2
                                                     ------             ------              ------
Allowance for losses on receivables end of
  period.......................................      $119.1             $144.9              $124.6
                                                     ======             ======              ======
Net charge-offs as a percentage of average
  finance receivables..........................         2.1%               1.8%                1.1%
Allowance for losses on receivables as a
  percentage of total finance receivables......         2.3%               2.6%                2.4%
Allowance for losses on receivables as a
  percentage of total finance receivables
  (excluding captive receivables with recourse
  to Textron)..................................         2.5%               2.9%                2.7%
Allowance for losses on receivables as a
  percentage of nonaccrual loans...............        78.4%              81.7%              113.2%

 2003 vs. 2002

     The decrease in the 2003 provision for losses primarily reflected a declining rate of portfolio growth and an improvement in portfolio quality as measured by improvements in nonperforming assets and 60+ delinquency. The increase in net charge-offs was primarily attributable to Distribution Finance, reflecting increased portfolio growth and net charge-offs related to portfolios purchased at a discount. The Other segment continued to represent a disproportionate share of the Company's total net charge-offs accounting for 58% of the 2003 net charge-off amount, while comprising only 14% of the owned finance receivables at year-end 2003.

     The decrease in the allowance for losses on receivables as a percentage of nonaccrual loans reflects a $62.5 million decrease in under-collateralized nonaccrual loans with identified reserve requirements of $47.4 million at January 3, 2004 as compared to $109.9 million at December 28, 2002.

 2002 vs. 2001

     The increase in the provision for losses in 2002 reflected declining portfolio quality and the strengthening of the allowance for losses on receivables. The increase in net charge-offs reflected increases primarily in the Other segment, including syndicated bank loans ($23.1 million), principally related to the telecommunications industry. The Other segment represented a disproportionate share of the Company's total net charge-offs accounting for 68% of the 2002 net charge-off amount, while comprising only 19% of the owned finance receivables at year-end 2002. The increase in Aircraft Finance reflected the down business cycle in the aircraft industry, while the increase in Distribution Finance was largely the result of portfolio growth.

     The decrease in the allowance for losses as a percentage of nonaccrual loans was related to an increase in nonaccrual accounts in 2002, supported by strong collateral values.

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

     Segment income presented in the tables below represents income from continuing operations before special charges, income taxes, distributions on preferred securities and cumulative effect of change in accounting principle.

 Distribution Finance

                                                               2003     2002    2001
                                                              ------   ------   -----
                                                                   (In millions)
Revenues....................................................  $151.2   $103.5   $89.8
Net interest margin.........................................  $132.2   $ 88.2   $65.2
Selling and administrative expenses.........................    53.3     37.7    24.2
Provision for losses........................................    21.2     10.8     8.2
                                                              ------   ------   -----
  Segment income............................................  $ 57.7   $ 39.7   $32.8
                                                              ======   ======   =====

     The improvement in Distribution Finance segment income in 2003 was driven by a stronger net interest margin, partially offset by higher selling and administrative expenses and higher provision for losses. The higher net interest margin was principally due to higher average finance receivables ($219 million), the effect of prime rate floors on floating rate receivables and an increase in other income ($16.2 million) mostly due to increased securitization activity. Segment income in 2002 increased due to higher net interest margin, offset by higher selling and administrative expenses and higher provision for losses related to increased growth. The higher net interest margin was principally due to higher fee income ($14.2 million, principally revolving securitization income), higher pricing and higher average finance receivables ($40 million).

 Resort Finance

                                                              2003    2002     2001
                                                              -----   -----   ------
                                                                  (In millions)
Revenues....................................................  $87.3   $95.8   $106.1
Net interest margin.........................................  $60.7   $71.9   $ 66.9
Selling and administrative expenses.........................   25.5    18.2     22.0
Provision for losses........................................    9.4    10.9      3.5
                                                              -----   -----   ------
  Segment income............................................  $25.8   $42.8   $ 41.4
                                                              =====   =====   ======

     Resort Finance segment income declined in 2003 reflecting lower net interest margin and higher selling and administrative expenses, primarily legal and collections expense, partially offset by lower provision for losses. The decrease in net interest margin reflected lower receivable pricing and lower other income ($4.5 million), partially offset by higher average finance receivables ($85 million). The increase in segment income for 2002 reflected higher net interest margin and lower selling and administrative expenses, partially offset by higher provision for losses. The increase in net interest margin was mostly due to increased pricing and higher average finance assets ($55 million), while selling and administrative expenses decreased due to a reduction in goodwill amortization (reflecting the change in accounting).

  Golf Finance

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (In millions)
Revenues....................................................  $81.3   $72.4   $67.7
Net interest margin.........................................  $46.6   $38.7   $32.5
Selling and administrative expenses.........................   16.7    13.8    10.3
Provision for losses........................................    2.1     2.7     1.0
                                                              -----   -----   -----
  Segment income............................................  $27.8   $22.2   $21.2
                                                              =====   =====   =====

     Golf Finance segment income improved in 2003 principally reflecting an increase in net interest margin from higher other income ($6.6 million), mostly related to a $4.1 million gain on the sale of rents related to a golf equipment portfolio. The increase in net interest margin was partially offset by higher selling and administrative expenses related to an expansion of servicing responsibilities related to the captive golf equipment portfolio. Average finance receivables were relatively unchanged. Segment income in 2002 increased reflecting higher interest net margin principally due to higher average finance assets ($155 million), which was partially offset by higher selling and administrative expenses and higher provision for losses.

  Aircraft Finance

                                                              2003    2002     2001
                                                              -----   -----   ------
                                                                  (In millions)
Revenues....................................................  $80.3   $93.5   $124.6
Net interest margin.........................................  $31.9   $37.8   $ 63.2
Selling and administrative expenses.........................   13.8    14.3     19.1
Provision for losses........................................    8.2    15.7      9.3
                                                              -----   -----   ------
  Segment income............................................  $ 9.9   $ 7.8   $ 34.8
                                                              =====   =====   ======

     Aircraft Finance segment income rose modestly in 2003, largely reflecting a lower provision for losses and lower selling and administrative expenses, partially offset by a lower interest margin. The reduction in net interest margin primarily reflected a decrease in other income ($4.7 million), mostly securitization gains and investment income, and a decrease in average finance receivables ($87 million). The decrease in segment income for 2002 largely reflected lower interest margin, despite $168 million of higher average finance receivables, in addition to a write-down of retained interests in securitized assets ($11.0 million) reflecting lower expected realization on defaulted assets. Also contributing to lower income was higher provision for losses, partially offset by lower selling and administrative expenses. The lower interest margin in 2002 was due to competitive pressures inhibiting the ability to pass on higher borrowing costs related to an increase in interest rate spreads to benchmark borrowing rates (such as U.S. Treasury rates and LIBOR).

  Asset-Based Lending

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (In millions)
Revenues....................................................  $58.7   $62.4   $75.8
Net interest margin.........................................  $48.1   $49.9   $53.4
Selling and administrative expenses.........................   26.4    24.1    26.3
Provision for losses........................................    1.9    12.0     3.1
                                                              -----   -----   -----
  Segment income............................................  $19.8   $13.8   $24.0
                                                              =====   =====   =====

     Asset-Based Lending segment income increased during 2003 due to a lower provision for losses, reflecting an improvement in portfolio quality, partially offset by higher selling and administrative expenses and a lower interest margin. Lower interest margin was primarily the result of lower average finance receivables ($33 million). Segment income decreased in 2002 reflecting a higher provision for losses and lower net interest margin due to lower finance receivable pricing on lower average finance assets ($18 million), partially offset by a decrease in selling and administrative expenses.

  Structured Capital

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (In millions)
Revenues....................................................  $35.1   $38.2   $42.5
Net interest margin.........................................  $14.8   $20.1   $33.5
Selling and administrative expenses.........................    2.8     2.4     2.3
Provision for losses........................................     --    (2.2)    2.2
                                                              -----   -----   -----
  Segment income............................................  $12.0   $19.9   $29.0
                                                              =====   =====   =====

     Structured Capital segment income decreased in 2003 mostly due to lower net interest margin. The decrease in net interest margin was largely the result of lower portfolio yields from new originations and higher allocated money cost. Average finance receivables are relatively unchanged. Income decreased in 2002 by $9.2 million reflecting lower interest margin, largely due to a nonrecurring prepayment gain of $14.3 million in 2001.

  Other Segment

                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                   (In millions)
Revenues....................................................  $ 78.0   $118.4   $174.3
Net interest margin.........................................  $ 48.4   $ 77.9   $ 97.9
Selling and administrative expenses.........................    40.4     42.2     46.0
Provision for losses........................................    38.1     61.4     41.7
                                                              ------   ------   ------
  Segment (loss) income.....................................  $(30.1)  $(25.7)  $ 10.2
                                                              ======   ======   ======

     Other segment loss increased in 2003 reflecting lower net interest margin, partially offset by a lower provision for losses and lower selling and administrative expenses. The decrease in net interest margin was partly due to lower other income ($18.2 million), principally syndication gains from the sale of a franchise finance receivable portfolio in 2002, and the run-off of liquidating portfolios. The decrease in 2002 segment income reflected lower net interest margin and higher provision for losses, primarily due to higher net charge-offs from nonperforming assets in syndicated bank loans ($23.1 million), principally related to the telecommunication industry, and other liquidating portfolios ($11.1 million), primarily small-ticket equipment finance.

  Income from Continuing Operations

     Income from continuing operations of $78.8 million for 2003 was $2.4 million or 3.1% higher than 2002. The increase was due to a lower loss provision ($30.3 million) and a lower effective tax rate ($4.2 million), partially offset by higher operating expenses ($26.2 million), an increase in special charges ($6.3 million) due to the restructuring of operations, and lower interest margin ($1.7 million).

     Income from continuing operations for 2002 was $43.1 million or 36.1% lower than 2001. The decrease was the result of a higher provision for losses ($42.4 million), lower interest margin ($28.2 million) and higher operating expenses ($2.6 million), partially offset by a decrease in special charges ($2.6 million) and a lower effective tax rate.

NEW ACCOUNTING PRONOUNCEMENTS

  FASB Interpretation No. 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46" or the "Interpretation", "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 originally was effective immediately for variable interest entities created after January 31, 2003, and effective in the third quarter of Textron Financial's fiscal 2003 for those created prior to February 1, 2003. Textron Financial has adopted FIN 46 for an agreement that was entered into in June 2003 and determined that the entity was not a variable interest entity.

     Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation and excluded certain operating entities from its scope. Public companies are required to apply the provisions of this Interpretation specifically to entities commonly referred to as special-purpose entities (SPE) in financial statements for periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statements periods ending after March 15, 2004.

     Textron Financial will adopt FIN 46 in the first quarter of 2004 for entities created or interests obtained prior to February 2003. The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its results of operations or financial position.

  FASB Staff Position 150-3

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003 for all other instruments. As required, Textron Financial adopted this Statement when it became effective in July 2003 and reported its obligated mandatorily redeemable preferred securities as a liability and all related expenses prospectively as components of income from continuing operations.

     Subsequent to adoption, on November 7, 2003, the FASB issued FASB Staff Position (FSP) 150-3 "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". FSP 150-3 deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Textron Financial's obligated mandatorily redeemable preferred securities were included in this deferral. FSP 150-3 states that entities that have already adopted SFAS No. 150 for instruments within the scope of its indefinite deferral shall reverse the effects of that adoption in the first fiscal period beginning after the date the FSP was issued. Textron Financial will adopt FSP 150-3 in the first quarter of 2004. Since Textron Financial's mandatorily redeemable preferred securities will be included in the adoption of FIN 46 in the first quarter of 2004, the adoption of FSP 150-3 will have no impact on Textron Financial's results of operations or financial position.

FORWARD-LOOKING INFORMATION

     Certain statements in this Annual Report and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of further downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (e) the ability to control costs and successful implementation of various cost reduction programs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; and (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Risk Management" in Item 1 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Textron Financial Corporation

     We have audited the accompanying consolidated balance sheets of Textron Financial Corporation as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, cash flows, and changes in shareholder's equity for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 3, 2004 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts
January 29, 2004

                       CONSOLIDATED STATEMENTS OF INCOME

     For each of the three years in the period ended January 3, 2004

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (In thousands)
Finance charges and discounts...............................  $403,850   $412,692   $499,758
Rental revenues on operating leases.........................    28,560     27,147     18,884
Other income................................................   139,472    144,291    162,285
                                                              --------   --------   --------
TOTAL REVENUES..............................................   571,882    584,130    680,927
Interest expense............................................   171,565    185,911    260,470
Depreciation of equipment on operating leases...............    17,617     13,802      7,861
                                                              --------   --------   --------
NET INTEREST MARGIN.........................................   382,700    384,417    412,596
Selling and administrative..................................   178,936    152,765    150,200
Provision for losses........................................    80,941    111,272     68,904
Special charges.............................................     6,309         --      2,686
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  DISTRIBUTIONS ON PREFERRED SECURITIES.....................   116,514    120,380    190,806
Income taxes................................................    36,926     42,450     69,830
Distributions on preferred securities (net of tax benefits
  of $368, $762 and $810, respectively).....................       748      1,478      1,435
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................    78,840     76,452    119,541
Income (loss) from discontinued operations, net of income
  taxes.....................................................     1,545       (774)     1,030
                                                              --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    80,385     75,678    120,571
Cumulative effect of change in accounting principle, net of
  tax benefit...............................................        --     15,372         --
                                                              --------   --------   --------
NET INCOME..................................................  $ 80,385   $ 60,306   $120,571
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 3,    DECEMBER 28,
                                                                 2004           2002
                                                              ----------    ------------
                                                                (Dollars in thousands)
ASSETS
Cash and equivalents........................................  $  357,307     $   21,287
Finance receivables, net of unearned income:
  Installment contracts.....................................   1,396,466      1,774,482
  Revolving loans...........................................   1,194,113      1,199,711
  Golf course and resort mortgages..........................     944,522        962,459
  Distribution finance receivables..........................     777,979        792,323
  Leveraged leases..........................................     513,227        460,163
  Finance leases............................................     308,940        345,022
                                                              ----------     ----------
          Total finance receivables.........................   5,135,247      5,534,160
  Allowance for losses on receivables.......................    (119,148)      (144,907)
                                                              ----------     ----------
          Finance receivables -- net........................   5,016,099      5,389,253
Equipment on operating leases -- net........................     210,182        255,055
Goodwill....................................................     169,283        169,283
Other assets................................................     579,972        548,987
Assets of discontinued operations...........................          --        270,463
                                                              ----------     ----------
          Total assets......................................  $6,332,843     $6,654,328
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  479,115     $  345,270
Amounts due to Textron Inc..................................      21,525         23,471
Deferred income taxes.......................................     389,653        398,199
Debt........................................................   4,406,966      4,839,621
Textron Financial and Litchfield obligated mandatory
  redeemable preferred securities of trust subsidiary
  holding solely Litchfield junior subordinated
  debentures................................................      26,421         26,950
                                                              ----------     ----------
          Total liabilities.................................   5,323,680      5,633,511
                                                              ----------     ----------
SHAREHOLDER'S EQUITY
Common stock, $100 par value (4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250            250
Capital surplus.............................................     573,676        573,676
Investment in parent company preferred stock................     (25,000)       (25,000)
Accumulated other comprehensive loss........................      (1,676)       (14,637)
Retained earnings...........................................     461,913        486,528
                                                              ----------     ----------
          Total shareholder's equity........................   1,009,163      1,020,817
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,332,843     $6,654,328
                                                              ==========     ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the three years in the period ended January 3, 2004

                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $    78,840   $    76,452   $   119,541

Adjustments to reconcile income to net cash provided by
    operating activities:
  Provision for losses......................................       80,941       111,272        68,904
  Increase (decrease) in accrued interest and other
    liabilities.............................................       81,784       (33,665)       46,752
  Depreciation..............................................       33,769        26,924        18,806
  Amortization..............................................       11,382        10,190        21,828
  Leveraged lease noncash earnings..........................        3,795        (3,178)           --
  Noncash gains on securitizations..........................      (15,188)      (28,150)      (42,799)
  Deferred income tax provision.............................      (28,513)       57,533        46,335
  Other.....................................................       (4,410)      (11,486)      (13,833)
                                                              -----------   -----------   -----------
         Net cash provided by operating activities of
           continued operations.............................      242,400       205,892       265,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (9,824,132)   (8,874,305)   (7,456,149)
Finance receivables repaid..................................    8,792,541     7,454,048     5,587,570
Proceeds from receivable sales, including securitizations...    1,162,150       965,717     2,018,689
Acquisitions, net of cash acquired..........................           --            --      (387,594)
Other investments...........................................      104,755        17,131       (62,581)
Proceeds from disposition of operating leases and other
  assets....................................................       76,905        53,848        13,014
Proceeds from repossessed assets and real estate owned......       33,729         7,325           183
Other capital expenditures..................................      (16,746)      (17,016)      (17,317)
Purchase of assets for operating leases.....................      (56,310)     (105,873)      (85,444)
                                                              -----------   -----------   -----------
         Net cash provided by (used in) investing activities
           of continued operations..........................      272,892      (499,125)     (389,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................   (1,310,693)   (1,605,000)   (1,097,226)
Proceeds from issuance of long-term debt....................    1,236,393     2,022,384       896,872
Net (decrease) increase in commercial paper.................     (289,815)      330,947      (332,560)
Net (decrease) increase in other short-term debt............      (21,179)     (530,500)      564,465
Proceeds from issuance of nonrecourse debt..................      199,198       169,692       276,118
Principal payments on nonrecourse debt......................      (62,772)      (58,362)     (200,855)
(Decrease) increase in amounts due to Textron Inc. .........       (1,334)       (6,514)        9,987
Capital contributions from Textron Inc. ....................        9,010         9,010        49,010
Dividends paid to Textron Inc. .............................     (114,010)      (62,010)      (51,110)
                                                              -----------   -----------   -----------
         Net cash (used in) provided by financing activities
           of continued operations..........................     (355,202)      269,647       114,701
Effect of exchange rate changes on cash.....................          637          (658)           --
                                                              -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS.........      160,727       (24,244)       (9,394)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS................      175,293        27,042        21,385
                                                              -----------   -----------   -----------
Net increase in cash and equivalents........................      336,020         2,798        11,991
Cash and equivalents at beginning of period.................       21,287        18,489         6,498
                                                              -----------   -----------   -----------
Cash and equivalents at end of period.......................  $   357,307   $    21,287   $    18,489
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

     For each of the three years in the period ended January 3, 2004

                                                                      ACCUMULATED
                                                    INVESTMENT IN        OTHER
                               COMMON   CAPITAL    PARENT COMPANY    COMPREHENSIVE   RETAINED
                               STOCK    SURPLUS    PREFERRED STOCK       LOSS        EARNINGS      TOTAL
                               ------   --------   ---------------   -------------   ---------   ----------
                                                           (In thousands)
BALANCE DECEMBER 30, 2000....   $250    $533,676      $(25,000)              --      $ 400,751   $  909,677
Comprehensive income:
  Net income.................     --          --            --               --        120,571      120,571
  Other comprehensive loss,
    net of income taxes:
    Unrealized net losses on
      hedge contracts........     --          --            --         $(19,359)            --      (19,359)
    Unrealized net gains on
      interest-only
      securities.............     --          --            --              566             --          566
                                                                       --------                  ----------
  Other comprehensive
    income...................     --          --            --          (18,793)            --      (18,793)
                                                                                                 ----------
Comprehensive income.........     --          --            --               --             --      101,778
Capital contributions from
  Textron Inc................     --      49,010            --               --             --       49,010
Dividends to Textron Inc.....     --      (9,010)           --               --        (42,100)     (51,110)
                                ----    --------      --------         --------      ---------   ----------
BALANCE DECEMBER 29, 2001....    250     573,676       (25,000)         (18,793)       479,222    1,009,355
Comprehensive income:
  Net income.................     --          --            --               --         60,306       60,306
  Other comprehensive income,
    net of income taxes:
    Unrealized net gains on
      interest-only
      securities.............     --          --            --            9,601             --        9,601
    Unrealized net losses on
      hedge contracts........     --          --            --           (1,893)            --       (1,893)
    Foreign currency
      translation
      adjustments............     --          --            --           (3,552)            --       (3,552)
                                                                       --------                  ----------
  Other comprehensive
    income...................     --          --            --            4,156             --        4,156
                                                                                                 ----------
Comprehensive income.........     --          --            --               --             --       64,462
Capital contributions from
  Textron Inc................     --       9,010            --               --             --        9,010
Dividends to Textron Inc.....     --      (9,010)           --               --        (53,000)     (62,010)
                                ----    --------      --------         --------      ---------   ----------
BALANCE DECEMBER 28, 2002....    250     573,676       (25,000)         (14,637)       486,528    1,020,817
COMPREHENSIVE INCOME:
  NET INCOME.................     --          --            --               --         80,385       80,385
  OTHER COMPREHENSIVE INCOME,
    NET OF INCOME TAXES:
    UNREALIZED NET GAINS ON
      HEDGE CONTRACTS........     --          --            --           14,902             --       14,902
    FOREIGN CURRENCY
      TRANSLATION
      ADJUSTMENTS............     --          --            --            1,511             --        1,511
    UNREALIZED NET LOSSES ON
      INTEREST-ONLY
      SECURITIES.............     --          --            --           (3,452)            --       (3,452)
                                                                       --------                  ----------
  OTHER COMPREHENSIVE
    INCOME...................     --          --            --           12,961             --       12,961
                                                                                                 ----------
COMPREHENSIVE INCOME.........     --          --            --               --             --       93,346
CAPITAL CONTRIBUTIONS FROM
  TEXTRON INC................     --       9,010            --               --             --        9,010
DIVIDENDS TO TEXTRON INC.....     --      (9,010)           --               --       (105,000)    (114,010)
                                ----    --------      --------         --------      ---------   ----------
BALANCE JANUARY 3, 2004......   $250    $573,676      $(25,000)        $ (1,676)     $ 461,913   $1,009,163
                                ====    ========      ========         ========      =========   ==========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters and other general aviation aircraft. Asset-Based Lending provides asset-based loans to smaller middle-market companies that manufacture or distribute finished goods, and factoring arrangements for freight companies and utility service providers. Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory. Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial's other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial does finance Textron products worldwide, principally Bell helicopters and Cessna aircraft.

     Textron Financial is a subsidiary of Textron Inc. (Textron), a $10 billion multi-industry company with operations in five business segments: Bell, Cessna, Fastening Systems, Industrial and Finance. At January 3, 2004, 24% of Textron Financial's total managed finance receivables involved the financing of Textron's products, compared to 23% at December 28, 2002. Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

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

  Other Income

     Other income includes securitization and syndication gains on the sale of loans and leases, late charges, prepayment gains, residual gains, servicing fees and other miscellaneous fees, which are primarily recognized as income when received. It also includes earnings on retained interests in securitizations including interest on seller certificates and cash reserve accounts as well as the accretable yield on interest-only securities.

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

  Pension Benefits and Postretirement Benefits Other than Pensions

     Textron Financial participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $0.6 million, $2.1 million and $1.9 million in 2003, 2002 and 2001, respectively. The cost of the defined benefit pension plan amounted to approximately $6.6 million, $4.7 million and $3.4 million in 2003, 2002 and 2001, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

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

  Securitized Transactions

     Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. The Company's retained interests are subordinate to other investors' interests in the securitizations. Gain or loss on the sale of the loans or leases depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of Other assets on Textron Financial's Consolidated Balance Sheets. The Company estimates fair values based on the present value of future cash flows expected under management's best estimates of key assumptions -- credit losses, prepayment speeds and discount rates commensurate with the risks involved.

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

     Textron Financial does not provide legal recourse to third-party investors that purchase interests in Textron Financial's securitizations beyond the credit enhancement inherent in the retained interest-only securities, seller certificates and cash reserve accounts.

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

     While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2003.

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

  New Accounting Pronouncements

  FASB Interpretation No. 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46" or the "Interpretation", "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 originally was effective immediately for variable interest entities created after January 31, 2003, and effective in the third quarter of Textron Financial's fiscal 2003 for those created prior to February 1, 2003. Textron Financial has adopted FIN 46 for an agreement that was entered into in June 2003 and determined that the entity was not a variable interest entity.

     Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation and excluded certain operating entities from its scope. Public companies are required to apply the provisions of this Interpretation specifically to entities commonly referred to as special-purpose entities (SPE) in financial statements for periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statements periods ending after March 15, 2004.

     Textron Financial will adopt FIN 46 in the first quarter of 2004 for entities created or interests obtained prior to February 2003. The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its results of operations or financial position.

  FASB Staff Position 150-3

     In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003 for all other instruments. As required, Textron Financial adopted this Statement when it became effective in July 2003 and reported its obligated mandatorily redeemable preferred securities as a liability and all related expenses prospectively as components of income from continuing operations.

     Subsequent to adoption, on November 7, 2003, the FASB issued FASB Staff Position (FSP) 150-3 "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". FSP 150-3 deferred the effective date of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. Textron Financial's obligated mandatorily redeemable preferred securities were included in this deferral. FSP 150-3 states that entities that have already adopted SFAS No. 150 for instruments within the scope of its indefinite deferral shall reverse the effects of that adoption in the first fiscal period beginning after the date the FSP was issued. Textron Financial will adopt FSP 150-3 in the first quarter of 2004. Since Textron Financial's mandatorily redeemable preferred securities will be included in the adoption of FIN 46 in the first quarter of 2004, the adoption of FSP 150-3 will have no impact on Textron Financial's results of operations or financial position.

NOTE 2 OTHER INCOME

                                                               2003        2002        2001
                                                             --------    --------    --------
                                                                      (In thousands)
Securitization gains.......................................  $ 42,742    $ 45,403    $ 42,799
Servicing fees.............................................    32,002      22,678      16,780
Prepayment gains...........................................    13,967      10,513      25,550
Syndication income.........................................    10,092      17,699      25,500
Investment income..........................................     9,517      14,925      16,119
Late charges...............................................     8,972       8,937       9,590
Other......................................................    22,180      24,136      25,947
                                                             --------    --------    --------
Total other income.........................................  $139,472    $144,291    $162,285
                                                             ========    ========    ========

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3 SPECIAL CHARGES

     During the fourth quarter of 2003, the Company's management performed a strategic review of its operations and committed to a plan to restructure the operations within its corporate headquarters and within each of two core segments -- Asset Based Lending and Resort Finance. As a result of the restructuring program, two facilities were closed, 85 employees were terminated and the Company recorded a restructuring charge of $6.3 million. This charge is summarized below for the applicable segments:

                                                                                       OTHER
                                           SEVERANCE     CONTRACT     FIXED ASSETS   ASSOCIATED
                                             COSTS     TERMINATIONS   IMPAIRMENTS      COSTS      TOTAL
                                           ---------   ------------   ------------   ----------   ------
                                                                  (In thousands)
Asset-Based Lending......................   $  670         $207          $   97         $ 13      $  987
Resort Finance...........................      658            5           1,438          500       2,601
Corporate................................    2,721           --              --           --       2,721
                                            ------         ----          ------         ----      ------
                                            $4,049         $212          $1,535         $513      $6,309
                                            ======         ====          ======         ====      ======

     As of January 3, 2004, the Company had paid severance related benefits and other expenses of $3.7 million, which were charged against the restructuring reserve, leaving a balance in the reserve of

$2.6 million. The Company will pay the remaining restructuring costs in 2004. The detail of the reserve account is presented below:

                                                                                      OTHER
                                          SEVERANCE     CONTRACT     FIXED ASSETS   ASSOCIATED
                                            COSTS     TERMINATIONS   IMPAIRMENTS      COSTS       TOTAL
                                          ---------   ------------   ------------   ----------   -------
                                                                  (In thousands)
Balance at December 28, 2002............        --          --              --           --           --
Additions...............................   $ 4,049        $212         $ 1,535        $ 513      $ 6,309
Cash Paid...............................    (1,969)        (21)             --         (153)      (2,143)
Non cash utilization....................        --          --          (1,535)          --       (1,535)
                                           -------        ----         -------        -----      -------
Balance at January 3, 2004..............   $ 2,080        $191         $    --        $ 360      $ 2,631
                                           =======        ====         =======        =====      =======

     In 2001, the Company recorded a restructuring charge of $2.7 million related to severance costs and contract terminations, which was fully paid out during 2001 and 2002.

NOTE 4 DISCONTINUED OPERATIONS

     On December 19, 2003, the Company sold its small business direct portfolio (small business finance) for $421 million in cash and based upon the terms of the transaction no gain or loss was recorded. Textron Financial's Consolidated Financial Statements and related footnotes have been recast to reflect small business finance as a discontinued operation for the periods presented.

     The major classes of assets for discontinued operations at December 28, 2002 are presented below.

                                                               (In thousands)
Finance receivables(1)......................................      $221,490
Allowance for losses on receivables.........................       (21,603)
                                                                  --------
Finance receivables -- net..................................       199,887
Goodwill....................................................        11,560
Other assets................................................        59,016
                                                                  --------
Total assets of discontinued operations.....................      $270,463
                                                                  ========

---------------

(1) Finance receivables are net of a revolving securitization conduit of $204 million.

     Operating results for discontinued operations are as follows:

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                     (In millions)
Revenues....................................................  $46,386   $46,106   $28,309
Income (loss) from discontinued operations..................    2,458    (1,227)    1,639
Income taxes................................................      913      (453)      609
                                                              -------   -------   -------
Net income (loss) from discontinued operations, net of
  income taxes..............................................  $ 1,545   $  (774)  $ 1,030
                                                              =======   =======   =======

NOTE 5 RELATIONSHIP WITH TEXTRON INC.

     Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $6.3 million in 2003, $9.4 million in 2002, and $4.0 million in 2001, and operating lease revenues of $22.4 million in 2003, $21.0 million in 2002, and $10.9 million in 2001. In 2003, 2002, and 2001, Textron Financial paid Textron $0.8 billion, $1.1 billion and $1.3 billion, respectively, relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $56.3 million, $104.3 million and $62.1 million, respectively, for the purchase of operating lease equipment.

     Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $427.5 million at January 3, 2004 and $526.7 million at December 28, 2002, and operating leases of $126.3 million at January 3, 2004, and $122.3 million at December 28, 2002, were subject to recourse to Textron or due from Textron. In addition, Textron Financial had recourse to Textron on seller certificates of $26.2 million and $59.2 million at year-end 2003 and 2002, respectively, and on cash reserve accounts of $4.0 million and $10.4 million at year-end 2003 and 2002, respectively. Both the seller certificates and the cash reserve accounts are retained interests related to receivable securitizations.

     Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $21.4 million at January 3, 2004 ($23.7 million at December 28, 2002) under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial's Consolidated Balance Sheets. In addition, Textron has amended its credit agreements to permit Textron Financial to borrow under these facilities. Textron Financial had not utilized those facilities at January 3, 2004.

     Textron has also agreed to cause Textron Financial's pretax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder's equity to be no less than $200 million. No related payments were required for 2003, 2002 or 2001.

     The Company had income taxes payable of $79.2 million and $9.1 million at January 3, 2004 and December 28, 2002, respectively. These accounts are settled with Textron as Textron manages its consolidated federal tax position.

NOTE 6 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at January 3, 2004, were as follows:

                          2004        2005       2006       2007       2008     THEREAFTER     TOTAL
                       ----------   --------   --------   --------   --------   ----------   ----------
                                                        (In thousands)
Installment
  contracts..........  $  280,974   $174,390   $148,607   $147,793   $170,981   $  473,721   $1,396,466
Revolving loans......     349,726    155,976    124,925    219,969    190,614      152,903    1,194,113
Golf course and
  resort mortgages...     129,122    160,838    216,690    156,317    175,189      106,366      944,522
Distribution finance
  receivables........     766,691     11,288         --         --         --           --      777,979
Leveraged leases.....      16,482     (1,858)    (2,135)   (10,778)    69,637      441,879      513,227
Finance leases.......      68,242     95,101     23,972     19,306     15,126       87,193      308,940
                       ----------   --------   --------   --------   --------   ----------   ----------
Total finance
  receivables........  $1,611,237   $595,735   $512,059   $532,607   $621,547   $1,262,062   $5,135,247
                       ==========   ========   ========   ========   ========   ==========   ==========

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. The ratio of cash collections (net of finance charges) to average net receivables, excluding distribution finance receivables and revolving loans, was approximately 57% in 2003 and 54% in 2002. During 2003 and 2002, cash collections of finance receivables (excluding proceeds from receivable sales or securitizations) were $8.8 billion and $7.5 billion, respectively.

     Installment contracts and finance leases have initial terms generally ranging from two to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Finance leases include residual values expected to be realized at contractual maturity.

     Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivable, pools of residential and recreational land loans and the underlying real property.

     Golf course mortgages have initial terms generally ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $643.4 million, consist of loans with an average balance of $4.2 million and an average remaining contractual maturity of four years. Resort mortgages, totaling $301.1 million, consist of loans with an average balance of $4.1 million and an average remaining contractual maturity of two years.

     Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and Distribution finance receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2003, such cash turnover was 9.3 times contractual maturities.

     Leveraged leases are secured by the ownership of the leased equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

     Textron Financial's finance receivables are diversified across geographic region, borrower industry and type of collateral. Textron Financial's geographic concentrations (as measured by managed finance receivables) at January 3, 2004, were as follows: Southeast 26%; Far West 19%; Midwest 15%; Southwest 12%; Mideast 10%; New England 4%; other domestic 1%; South America 4%; and other international 9%. Textron Financial's most significant collateral concentration was general aviation aircraft, which accounted for 22% of managed finance receivables at January 3, 2004. The Company has industry concentrations in the golf and vacation interval industries, which accounted for 15% and 14%, respectively, of managed finance receivables at January 3, 2004. The Company has one account with a balance in excess of one percent of managed finance receivables totaling $85 million. The Company has full recourse to Textron with respect to this account.

 Leveraged Leases

                                                                 2003          2002
                                                              -----------   -----------
                                                                   (In thousands)
Rental receivable...........................................  $ 1,651,094   $ 1,401,832
Nonrecourse debt............................................   (1,153,716)   (1,017,290)
Estimated residual values of leased assets..................      415,031       398,773
Less unearned income........................................     (399,182)     (323,152)
                                                              -----------   -----------
Investment in leveraged leases..............................      513,227       460,163
Deferred income taxes.......................................     (353,005)     (327,523)
                                                              -----------   -----------
Net investment in leveraged leases..........................  $   160,222   $   132,640
                                                              ===========   ===========

     Estimated residual values of leased assets include guaranteed residuals of $21.8 million and $2.6 million for 2003 and 2002, respectively. Approximately 39% of Textron Financial's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                               2003       2002      2001
                                                              -------   --------   -------
                                                                     (In thousands)
Income recognized...........................................  $26,984   $ 29,491   $25,586
Income tax expense..........................................   (8,365)   (10,027)   (9,237)
                                                              -------   --------   -------
Income from leveraged leases................................  $18,619   $ 19,464   $16,349
                                                              =======   ========   =======

 Finance Leases

                                                                2003        2002
                                                              ---------   ---------
                                                                 (In thousands)
Total minimum lease payments receivable.....................  $ 287,063   $ 338,454
Estimated residual values of leased equipment...............    187,743     189,827
                                                              ---------   ---------
                                                                474,806     528,281
Unearned income.............................................   (165,866)   (183,259)
                                                              ---------   ---------
Net investment in finance leases............................  $ 308,940   $ 345,022
                                                              =========   =========

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $51.5 million in 2004, $29.1 million in 2005, $20.3 million in 2006, $15.0 million in 2007, $9.8 million in 2008 and $161.4 million thereafter.

 Loan Impairment

     The Company had $152.0 million of nonaccrual finance receivables at January 3, 2004, compared to $177.3 million at December 28, 2002. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $16.2 million, $15.9 million and $10.4 million for 2003, 2002 and 2001, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $98.8 million and $122.1 million at January 3, 2004 and December 28, 2002, respectively. Impaired loans with identified reserve requirements were $47.4 million at January 3, 2004, compared to $109.9 million at December 28, 2002. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $17.8 million and $32.7 million at January 3, 2004 and December 28, 2002, respectively. The average recorded investment in impaired loans during 2003 was $123.1 million, compared to $96.7 million in 2002.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to $69 million, $85 million and $90 million at the years ended 2003, 2002 and 2001, respectively, and were 16.1%, 16.1% and 13.9% of captive finance receivables with recourse, respectively. Revenues recognized on these delinquent accounts were approximately $5.6 million, $7.4 million and $9.5 million for the years ended 2003, 2002 and 2001, respectively.

 Allowance for Losses on Receivables

                                                               2003        2002        2001
                                                             ---------   ---------   --------
                                                                      (In thousands)
Balance at beginning of year...............................  $ 144,907   $ 124,585   $115,953
Provision for losses.......................................     80,941     111,272     68,904
Charge-offs................................................   (131,001)   (113,602)   (69,005)
Recoveries.................................................     13,776      10,550      7,496
Acquisitions and other.....................................     10,525      12,102      1,237
                                                             ---------   ---------   --------
Balance at end of year.....................................  $ 119,148   $ 144,907   $124,585
                                                             =========   =========   ========

  Managed and Serviced Finance Receivables

     Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                                 2003          2002
                                                              -----------   -----------
                                                                   (In thousands)
Total managed and serviced finance receivables..............  $ 8,533,659   $ 8,969,858
Third-party portfolio servicing.............................     (488,133)     (515,546)
Nonrecourse participations..................................     (472,138)     (435,393)
SBA sales agreements........................................      (48,837)      (55,913)
                                                              -----------   -----------
Total managed finance receivables...........................    7,524,551     7,963,006
Securitized receivables.....................................   (1,981,398)   (2,428,846)
Other managed finance receivables...........................     (407,906)           --
                                                              -----------   -----------
Owned receivables...........................................  $ 5,135,247   $ 5,534,160
                                                              ===========   ===========

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

     Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

     Other managed finance receivables represent the rental streams related to equipment lease portfolios sold to a third-party financial institution, which continue to be serviced and managed by Textron Financial. The Company has a contingent recourse liability related to these portfolios, which minimizes the purchaser's exposure to credit loss and prepayment risk. The maximum liability at January 3, 2004 was $45 million, and in the event Textron Financial's credit rating falls below BBB, the Company is required to pledge related equipment residuals of $103 million. The Company recorded a gain upon the sale of the portfolios net of the valuation of the recourse liability based on annual credit loss and prepayment rates of 0.25% and 7.5%, respectively. An instantaneous 20% adverse change in these rates would have a $0.3 million impact on the valuation of this recourse liability.

     Owned receivables include approximately $37 million of finance receivables that were unfunded at January 3, 2004, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

NOTE 7 RECEIVABLE SECURITIZATIONS

     During 2003, the Company securitized general aviation loans, finance receivables for the lease or purchase of E-Z-GO golf cars and Jacobsen turf-care equipment (equipment loans and leases), distribution finance receivables (dealer financing arrangements), and vacation interval loans (timeshare notes receivable). The Company recognized pretax gains as follows:

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (In millions)
General aviation loans......................................  $ 5.5   $ 9.5   $12.3
Equipment loans and leases..................................    2.6     2.9     2.4
Distribution finance receivables............................   27.6    23.3    16.5
Vacation interval loans.....................................    7.1     6.9     1.9
Land loan receivables.......................................     --     2.8     6.3
Franchise loans.............................................     --      --     3.4
                                                              -----   -----   -----
  Total pretax gains on securitizations.....................  $42.8   $45.4   $42.8
                                                              =====   =====   =====

     These gains represent estimates of the cash flows to be received from the Company's retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only strips, subordinate seller certificates, cash reserve accounts and rights to receive servicing fees, which range from 50 to 150 basis points. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company's cash flows is subject to the performance of the receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company's other assets and liabilities for failure of debtors to pay when due. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2003 were as follows:

                                                        GENERAL
                                                        AVIATION   EQUIPMENT   DISTRIBUTION   VACATION
                                                        AIRCRAFT   LOANS AND     FINANCE      INTERVAL
                                                         LOANS      LEASES     RECEIVABLES     LOANS
                                                        --------   ---------   ------------   --------
Prepayment speed (annual rate)........................    23.0%       7.5%          --          10.8%
Weighted average life (in years)......................     2.0        1.3          0.2           2.1
Expected credit losses (annual rate)..................     0.5%       1.0%         0.3%          4.7%
Residual cash flows discount rate.....................     4.7%       7.0%         5.7%          6.9%

     At January 3, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in these assumptions are as follows:

                                                        GENERAL
                                                        AVIATION   DISTRIBUTION   VACATION
                                                        AIRCRAFT     FINANCE      INTERVAL    LAND LOAN
                                                         LOANS     RECEIVABLES     LOANS     RECEIVABLES
                                                        --------   ------------   --------   -----------
                                                                     (Dollars in millions)
Carrying amount of retained interests in
  securitizations -- net..............................   $100.4       $121.2       $16.7        $16.5
Weighted average life (in years)......................      1.8          0.2         1.3          2.4
                                                         ------       ------       -----        -----
PREPAYMENT SPEED (ANNUAL RATE)........................     21.4%          --        15.0%        20.0%
                                                         ------       ------       -----        -----
10% adverse change....................................   $ (1.9)          --       $(0.7)       $(0.2)
20% adverse change....................................     (3.6)          --        (1.3)        (0.5)
                                                         ------       ------       -----        -----
EXPECTED CREDIT LOSSES (ANNUAL RATE)..................      0.5%         0.3%        4.4%         3.0%
                                                         ------       ------       -----        -----
10% adverse change....................................   $ (2.4)      $ (0.5)      $  --        $(2.3)
20% adverse change....................................     (3.4)        (0.6)         --         (2.8)
                                                         ------       ------       -----        -----
RESIDUAL CASH FLOWS DISCOUNT RATE.....................      4.1%         5.7%        5.1%         5.5%
                                                         ------       ------       -----        -----
10% adverse change....................................   $ (1.2)      $ (0.3)      $(0.2)       $(0.4)
20% adverse change....................................     (2.2)        (0.6)       (0.4)        (0.9)

     A securitization conduit of equipment loans and leases was voluntarily terminated and liquidated in December 2003.

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in one factor may result in another that may magnify or counteract the analysis' losses, such as increases in market interest rates may result in lower prepayments and increased credit losses. Adverse changes in credit loss rates in the vacation interval securitized portfolio typically do not significantly impact the value of Textron Financial's retained interests as the Company does not hold the most subordinate interests in the loans sold. Resort developers, who originate the loan portfolio sold, typically hold both an interest-only strip and a seller certificate, which are subordinate to the interests of Textron Financial and absorb all but severe changes in these credit loss rates.

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. At January 3, 2004, static pool losses related to term securitizations in the general aviation aircraft loan portfolio are as follows:

                                                                 YEAR
                                                              SECURITIZED
                                                              -----------
                                                              2001   2000
                                                              ----   ----
Static pool loss rate.......................................  1.1%   3.0%

     These loss rates relate to 51% of the total securitized general aviation aircraft loans. Static pool losses are not calculated by the Company for revolving period securitizations, which encompass the majority of the securitized portfolio outstanding, as receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

     Historical loss and delinquency amounts for Textron Financial's securitized portfolio and all similarly managed owned receivables for the year ended January 3, 2004, were as follows:

                                     TOTAL       AGGREGATE                                        NET
                                   PRINCIPAL      CONTRACT                                       CREDIT
                                     AMOUNT       VALUE 60                               NET     LOSSES
                                    OF LOANS    DAYS OR MORE    60+ DAYS     AVERAGE    CREDIT   ANNUAL
TYPE OF FINANCE RECEIVABLE         AND LEASES     PAST DUE     DELINQUENCY   BALANCES   LOSSES    RATE
--------------------------         ----------   ------------   -----------   --------   ------   ------
                                             AT JANUARY 3, 2004              YEAR-ENDED JANUARY 3, 2004
                                   ---------------------------------------   --------------------------
                                                          (Dollars in millions)
General aviation aircraft
  loans..........................   $1,622.4       $40.4           2.5%      $1,674.1   $24.5     1.5%
Distribution finance
  receivables....................    1,698.5        10.2           0.6%       1,675.5    18.5     1.1%
Vacation interval loans..........      276.7         1.5           0.5%         169.7     1.8     1.1%
Land loan receivables............      157.8        10.9           6.9%         171.4     5.4     3.2%
                                    --------       -----                     --------   -----
  Total loans held and
     securitized.................   $3,755.4       $63.0                     $3,690.7   $50.2
                                    ========       =====                     ========   =====
CONSISTING OF:
Loans held in portfolio..........   $1,510.6       $30.7
Loans securitized................    2,244.8        32.3
                                    --------       -----
  Total loans held and
     securitized.................   $3,755.4       $63.0
                                    ========       =====

     The table below summarizes certain cash flows received from and paid to securitization trusts during the years ended January 3, 2004 and December 28, 2002, respectively.

                                                               2003     2002
                                                              ------   ------
                                                               (In millions)
Proceeds from securitizations...............................  $705.8   $707.0
Servicing fees received.....................................    26.0     20.2
Cash flows received on retained interests...................    90.1     67.9

NOTE 8 EQUIPMENT ON OPERATING LEASES

                                                                2003       2002
                                                              --------   --------
                                                                (In thousands)
Equipment on operating leases, at cost:
  Aircraft..................................................  $204,826   $258,337
  Golf cars.................................................    39,081     34,563
Accumulated depreciation:
  Aircraft and golf cars....................................   (33,725)   (37,845)
                                                              --------   --------
Equipment on operating leases -- net........................  $210,182   $255,055
                                                              ========   ========

     Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at January 3, 2004, are $25.3 million in 2004, $20.0 million in 2005, $13.7 million in 2006, $10.7 million in 2007, $7.0 million in 2008 and $15.3 million thereafter.

NOTE 9 GOODWILL

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

     Upon adoption, Textron Financial recorded an after-tax transitional impairment charge of $15.4 million ($23.7 million, pre-tax) in the second quarter of 2002, which was retroactively recorded in the first quarter of 2002. This charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes" in Textron Financial's Consolidated Statements of Income. This after-tax charge related to the Franchise Finance division within the Other segment and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

     Textron Financial also adopted the remaining provisions of SFAS No. 141, "Business Combinations," on December 30, 2001. For goodwill and intangible assets reported in connection with acquisitions made prior to July 1, 2001, these provisions broaden the criteria for recording intangible assets separate from goodwill and require that certain intangible assets that do not meet the new criteria, such as workforce, be reclassified into goodwill. Upon adoption of these provisions, intangible assets totaling $0.9 million were reclassified into goodwill within the Resort Finance segment, for 2002.

     Textron Financial sold the portfolio of its small business finance operation on December 19, 2003. The sale resulted in a reduction of goodwill amounting to $11.6 million. See Note 4 for further details.

     Goodwill totaled $110.0 million in the Resort Finance segment, $40.6 million in the Asset-Based Lending segment, $16.6 million in the Aircraft Finance segment and $2.1 million in the Other segment at January 3, 2004.

     The impact on net income of discontinuing the amortization of goodwill is presented below:

                                                               2003      2002       2001
                                                              -------   -------   --------
                                                                     (In thousands)
Income before cumulative effect of change in accounting
  principle.................................................  $80,385   $75,678   $120,571
Add back: amortization, net of taxes........................       --        --     11,217
                                                              -------   -------   --------
  Adjusted net income before cumulative effect of change in
     accounting principle...................................   80,385    75,678    131,788
Cumulative effect of change in accounting principle, net of
  taxes.....................................................       --    15,372         --
                                                              -------   -------   --------
  Adjusted net income.......................................  $80,385   $60,306   $131,788
                                                              =======   =======   ========

NOTE 10 OTHER ASSETS

                                                                2003       2002
                                                              --------   --------
                                                                (In thousands)
Retained interests in securitizations.......................  $197,706   $210,118
Investment in equipment residuals...........................   109,182    115,394
Interest-only securities....................................    72,505     81,870
Other long-term investments.................................    55,960     24,104
Fixed assets -- net.........................................    47,205     48,945
Repossessed assets and properties...........................    10,039     36,223
Other.......................................................    87,375     32,333
                                                              --------   --------
  Total other assets........................................  $579,972   $548,987
                                                              ========   ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized in years 2000 through 2003.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 11 DEBT AND CREDIT FACILITIES

                                                                 2003         2002
                                                              ----------   ----------
                                                                  (In thousands)
Short-term debt:
  Commercial paper..........................................  $  496,856   $  872,397
  Other short-term debt.....................................      22,776       43,955
                                                              ----------   ----------
     Total short-term debt..................................     519,632      916,352
Long-term debt:
  2.69% -- 5.95% notes; due 2004 to 2007....................   1,638,348    1,152,682
  6.00% -- 6.84% notes; due 2005 to 2009....................     563,707      595,836
  7.13% note; due 2004......................................     599,432      598,827
  7.25% note; due 2007......................................      30,125       25,718
  7.37% notes; due 2003.....................................          --      213,000
  Variable rate notes; due 2004 to 2007.....................   1,055,722    1,337,206
                                                              ----------   ----------
     Total long-term debt...................................   3,887,334    3,923,269
                                                              ----------   ----------
       Total debt...........................................  $4,406,966   $4,839,621
                                                              ==========   ==========

     During the third quarter, Textron Financial renewed and extended its bank lines of credit. In addition, Textron amended its credit facilities to permit Textron Financial to borrow under those facilities. The Company has committed bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. Textron Financial's lines of credit, not reserved as support for commercial paper or utilized for letters of credit at January 3, 2004, were $966 million. The Company also maintains a CAD 50 million committed facility under which it can borrow an additional CAD 50 million on an uncommitted basis. At January 3, 2004, the Company had used CAD 20 million of the committed portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $17 million remains unused at year-end 2003. Both the Canadian and multi-currency facilities expire in 2004. Textron Financial generally pays fees in support of these lines.

     Textron Financial had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt at the time of issuance, of $1.9 billion and $1.4 billion at January 3, 2004, and December 28,

2002, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts.

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

     The weighted average interest rates on short-term borrowings at year-end were as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Commercial paper............................................  1.23%  1.68%  2.37%
Other short-term debt.......................................  3.55%  2.98%  2.41%

     The corresponding weighted average interest rates on these borrowings during the last three years were 1.47% in 2003, 2.07% in 2002 and 4.12% in 2001. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. Dollar deposits. The weighted average interest rate on these notes before consideration of the effect of interest rate exchange agreements, was 2.29% at January 3, 2004, 2.16% at December 28, 2002, and 2.41% at December 29, 2001. The corresponding weighted average interest rates on these notes during the last three years were 2.47% in 2003, 2.58% in 2002 and 4.89% in 2001.

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At January 3, 2004, and December 28, 2002, the amount of debt related to these securitization trusts was $1.9 billion and $2.3 billion, respectively.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At January 3, 2004, $480 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

     Required principal payments on long-term debt outstanding at January 3, 2004, are $1,181 million in 2004, $581 million in 2005, $809 million in 2006,
$819 million in 2007 and $497 million in 2009.

     Cash payments made by Textron Financial for interest were $182 million in 2003, $196 million in 2002 and $282 million in 2001.

NOTE 12 DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes and did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2003, 2002 and 2001.

     In order to mitigate exposure to changes in the fair value of its fixed rate portfolios of receivables and debt due to changes in interest rates, the Company enters into interest rate exchange agreements, which convert its fixed rate cash flows to floating rates. The Company has designated these instruments as fair value hedges. Changes in the fair value of these instruments are recorded in Finance charges and discounts and Interest expense related to hedges of receivables and debt, respectively, and the corresponding offsetting changes in value in the hedged receivables and debt are also recorded in Finance charges and discounts and Interest expense. At January 3, 2004, the Company had interest rate exchange agreements with a fair value of $8.1 million designated as fair value hedges, compared to a fair value of $42.2 million at December 28, 2002.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which are caused by fluctuations in interest rates. The combination of these instruments convert net residual floating rate cash flows expected to be received by the Company as a result of the securitization trust's assets, liabilities and derivative instruments to fixed rate cash flows and are designated as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At January 3, 2004, these instruments had a fair value liability of $13.7 million, compared to a fair value liability of $37.4 million at December 28, 2002. The Company expects approximately $2.0 million of net of tax deferred losses to be reclassified to earnings related to these hedge relationships in 2004.

     At January 3, 2004, the Company had $8.2 million of net of tax deferred losses recorded in Other comprehensive income related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed rate debt and were terminated upon issuance of the debt. The Company is amortizing the deferred losses into Interest expense over the remaining life of the hedged debt of 50 months and expects approximately $1.9 million, net of income taxes, deferred losses to be reclassified to earnings in 2004.

     Textron Financial utilizes foreign currency interest rate exchange agreements to hedge the exposure through March 2005, in a Canadian dollar functional currency subsidiary, to fluctuations in the cash flows to be received on $107.0 million of LIBOR based variable rate notes receivable as a result of changes in both foreign currency exchange rates and LIBOR. The Company has designated these agreements cash flow hedges and records changes in the fair value of these instruments net of tax in Other comprehensive income. At January 3, 2004, these instruments had a fair value of $26.0 million, compared to a fair value of $3.4 million at December 28, 2002. The Company expects approximately $3.0 million of net of tax deferred gains to be reclassified to earnings related to these hedge relationships in 2004.

     The Company also utilizes foreign currency interest rate exchange agreements to hedge its exposure, in a Canadian dollar functional currency subsidiary, to changes in the fair value of $60.0 million U.S. dollar denominated fixed rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker's Acceptance rates. The Company has designated these agreements as fair value hedges and records changes in the fair value of these instruments, as well as the corresponding changes in the fair value of the debt being hedged in Interest expense. At January 3, 2004, these instruments had a fair value liability of $1.1 million. At December 28, 2002, the Company had similar instruments hedging $32.5 million U.S. dollar denominated fixed rate debt, which had a fair value asset of $0.8 million.

     In relation to one of the Company's asset-backed securitizations, Textron Financial enters into back-to-back interest rate exchange agreements with both third-party financial institutions and commercial customers of the Resort Finance Segment. These instruments are designed to have an equal and offsetting impact to the Company and transfer the risk of differences between actual and scheduled cash flows related to the receivables sold from the financial institution to the commercial customers who originated the loan contracts sold. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction rather than mitigate interest rate risk to the Company, they are not designated in hedging relationships. There were no gains and losses related to these instruments in the Company's earnings in 2003.

NOTE 13 TEXTRON FINANCIAL AND LITCHFIELD OBLIGATED MANDATORY REDEEMABLE PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY LITCHFIELD JUNIOR SUBORDINATED DEBENTURES

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," that became effective at the beginning of the third quarter of 2003. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. Financial instruments within its scope that were previously classified as equity, such as mandatorily redeemable shares, must be classified as a liability. Upon adoption, Textron Financial classified its obligated mandatory redeemable preferred securities as a liability and related distributions on preferred securities as interest expense. Subsequent to this adoption, in November 2003, the FASB issued staff position (FSP) 150-3 which indefinitely deferred SFAS No. 150 for these obligated mandatorily redeemable preferred securities. Refer to
Note 1 to the consolidated financial statements for additional information.

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

NOTE 14 INVESTMENT IN PARENT COMPANY PREFERRED STOCK

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

NOTE 15 ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                              JANUARY 3,   DECEMBER 28,
                                                                 2004          2002
                                                              ----------   ------------
                                                                   (In thousands)
Beginning of year...........................................   $(14,637)     $(18,793)
  Net deferred gain (loss) on hedge contracts, net of income
     taxes of $6,871 and income tax benefit of $2,519.......     11,452        (4,198)
  Amortization of deferred loss on terminated hedge
     contracts, net of income taxes of $1,858 and $1,383,
     respectively...........................................      3,450         2,305
  Foreign currency translation adjustments..................      1,511        (3,552)
  Net deferred (loss) gain on interest-only securities, net
     of income tax benefit of $1,859 and $5,761,
     respectively...........................................     (3,452)        9,601
                                                               --------      --------
End of year.................................................   $ (1,676)     $(14,637)
                                                               ========      ========

NOTE 16 INCOME TAXES

     Income from continuing operations before income taxes and distributions on preferred securities:

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (In thousands)
United States...............................................  $109,350   $122,475   $189,917
Foreign.....................................................     7,164     (2,095)       889
                                                              --------   --------   --------
  Total.....................................................  $116,514   $120,380   $190,806
                                                              ========   ========   ========

     The components of income taxes were as follows:

                                                                2003       2002      2001
                                                              --------   --------   -------
                                                                     (In thousands)
Current:
  Federal...................................................  $ 54,001   $(25,723)  $26,143
  State.....................................................    10,758     10,005     2,321
  Foreign...................................................       452        636       702
                                                              --------   --------   -------
     Total current income taxes.............................    65,211    (15,082)   29,166
Deferred:
  Federal...................................................   (22,656)    64,957    37,423
  State.....................................................    (7,549)    (5,848)    3,241
  Foreign...................................................     1,920     (1,576)       --
                                                              --------   --------   -------
     Total deferred income taxes............................   (28,285)    57,533    40,664
                                                              --------   --------   -------
       Total income taxes...................................  $ 36,926   $ 42,451   $69,830
                                                              ========   ========   =======

     Cash (received) paid for income taxes was ($5.5) million in 2003, ($30.8) million in 2002 and $15.8 million in 2001.

     The federal statutory income tax rate was reconciled to the effective income tax rate as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Federal statutory income tax rate...........................  35.0%  35.0%  35.0%
  State income taxes........................................   1.9    2.3    1.6
  Tax exempt interest.......................................  (0.3)  (0.5)  (0.3)
  Favorable tax settlement..................................  (1.8)    --     --
  Foreign tax rate differential.............................  (2.1)  (1.6)  (0.5)
  Goodwill..................................................    --     --    1.7
  Other, net................................................  (1.0)   0.1   (0.9)
                                                              ----   ----   ----
     Effective income tax rate..............................  31.7%  35.3%  36.6%
                                                              ====   ====   ====

     The components of Textron Financial's deferred tax assets and liabilities were as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (In thousands)
Deferred tax assets:
  Allowance for losses......................................  $ 23,945   $ 40,344
  State net operating losses................................    14,939     12,448
  Deferred origination fees.................................     4,396      5,154
  Nonaccrual loans..........................................     5,461      5,455
  Other.....................................................    27,159     43,856
                                                              --------   --------
Total deferred tax assets...................................    75,900    107,257
  Valuation allowance.......................................    (5,785)    (5,071)
                                                              --------   --------
Net deferred tax assets.....................................    70,115    102,186
Deferred tax liabilities:
  Leveraged leases..........................................   353,016    318,880
  Finance leases............................................    10,667    114,645
  Equipment on operating leases.............................    48,372     32,871
  Other.....................................................    47,713     33,989
                                                              --------   --------
Total deferred tax liabilities..............................   459,768    500,385
                                                              --------   --------
Net deferred tax liabilities................................  $389,653   $398,199
                                                              ========   ========

     At January 3, 2004, Textron Financial had state net operating loss carryforwards of approximately $379 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2004 through 2022. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of Textron Financial's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. The fair values, net of carrying amounts of Textron Financial's leveraged leases, finance leases and operating leases ($513.2 million, $308.9 million and $210.2 million, respectively, at January 3, 2004, and $460.2 million, $345.0 million and $255.1 million, respectively, at December 28, 2002), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreements

     The estimated fair value of fixed rate debt and variable rate long-term notes was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of short-term borrowing supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and foreign currency exchange agreements, were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third party to assume Textron Financial's obligations under the agreements.

     The carrying values and estimated fair values of Textron Financial's financial instruments for which it is practicable to calculate a fair value are as follows:

                                               2003          2003          2002          2002
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                            ----------    ----------    ----------    ----------
                                                               (In thousands)
ASSETS:
Installment contracts.....................  $1,411,796    $1,388,045    $1,795,756    $1,789,165
Interest rate exchange agreements on
  installment contracts...................     (15,330)      (15,330)      (21,274)      (21,274)
Revolving loans...........................   1,194,113     1,180,859     1,199,711     1,184,293
Golf course and resort mortgages..........     944,522       946,559       962,459       968,580
Distribution finance receivables..........     777,979       773,928       792,323       786,835
Retained interests in securitizations.....     270,211       270,211       291,988       291,988
Allowance for losses on receivables.......    (117,151)           --      (139,464)           --
                                            ----------    ----------    ----------    ----------
                                            $4,466,140    $4,544,272    $4,881,499    $4,999,587
                                            ==========    ==========    ==========    ==========
LIABILITIES:
Total short-term debt.....................  $  519,632    $  519,632    $  916,352    $  916,352
Variable rate long-term notes.............   1,055,722     1,074,329     1,337,206     1,309,401
Variable rate long-term notes related
  derivatives.............................     (22,258)      (22,258)      (67,039)      (67,039)
Fixed rate long-term debt.................   2,853,870     2,980,399     2,586,063     2,709,483
Amounts due to Textron Inc................      21,525        19,546        23,471        21,157
Retained interests in securitizations.....      18,160        18,160        23,108        23,108
Foreign currency forward exchange
  contracts...............................          --            --           (24)          (24)
                                            ----------    ----------    ----------    ----------
                                            $4,446,651    $4,589,808    $4,819,137    $4,912,438
                                            ==========    ==========    ==========    ==========

NOTE 18 COMMITMENTS

     Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. The revolving lines of credit include both committed and uncommitted facilities. Included in the committed facilities are $283 million of commitments where funding is dependent on compliance with customary financial covenants. Advances under the remaining $840 million of committed facilities are dependent on both compliance with customary financial covenants and the availability of eligible collateral. Advances under the uncommitted facilities of $243 million are generally at Textron Financial's discretion and the Company has the right to reduce or cancel these lines at any time. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

     These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Company's consolidated balance sheets. Since many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies for controlling this risk are similar to those involved in the Company's normal lending transactions.

     The contractual amounts of the Company's outstanding commitments to extend credit at January 3, 2004, are shown below:

                                                              (In millions)
Commitments to extend credit:
Committed revolving lines of credit.........................     $1,123
Uncommitted revolving lines of credit.......................        243
Standby letters of credit...................................         47
Loans.......................................................         18

     Textron Financial's offices are occupied under noncancelable operating leases expiring on various dates through 2009. Rental expense was $7.4 million in 2003 ($7.6 million in 2002 and $6.4 million in 2001). Future minimum rental commitments for all noncancelable operating leases in effect at January 3, 2004, approximated $4.8 million for 2004, $3.3 million for 2005, $2.5 million for 2006, $2.3 million for 2007 and $2.3 million for 2008. Of these amounts, $0.7 million in 2004 and $0.1 million in 2005 are payable to Textron and its subsidiaries.

NOTE 19 CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." During the third quarter, the Company entered into a settlement agreement with DOJ, which required the Company to offer affected consumers various options, ranging from cash payments to forgiveness of debt in exchange for return of the property. The Florida Attorney General's office also opened a preliminary investigation into Litchfield's activities relative to Buyer's Source and, while the Company believes it has good defenses to any potential claims by the State of Florida, it is engaged in settlement discussions with Florida. On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the Buyer's Source matter. Among other claims, the purported class action alleges fraud in the financing of the third-party land developers described above and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this litigation. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

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

NOTE 20 SUBSEQUENT EVENTS

     On January 22, 2004, Litchfield, and its former CFO, entered into a memorandum of understanding, subject to court approval, relating to a pending class action (DynaCorp litigation) arising from the sale of promissory notes issued by, and the operation of, certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). This class action litigation, which was filed in 2001 in Superior Court in Marin County, California, alleged that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The preliminary settlement under the memorandum of understanding was accrued as part of legal costs and was reflected in Selling and administrative expenses on the Consolidated Statements of Income for the year-ended January 3, 2004.

NOTE 21 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance in addition to liquidating portfolios related to a strategic realignment of the Company's business and product lines into core and non-core businesses.

                                          2003                 2002                 2001
                                    -----------------    -----------------    -----------------
                                                          (In thousands)
Revenues
  Distribution Finance............  $  151,199     26%   $  103,470     18%   $   89,807     13%
  Resort Finance..................      87,290     15%       95,760     16%      106,072     16%
  Golf Finance....................      81,311     15%       72,387     12%       67,751     10%
  Aircraft Finance................      80,324     14%       93,469     16%      124,643     18%
  Asset-Based Lending.............      58,694     10%       62,408     11%       75,798     11%
  Structured Capital..............      35,085      6%       38,195      7%       42,519      6%
  Other...........................      77,979     14%      118,441     20%      174,337     26%
                                    ----------    ---    ----------    ---    ----------    ---
TOTAL REVENUES....................  $  571,882    100%   $  584,130    100%   $  680,927    100%
                                    ==========    ===    ==========    ===    ==========    ===
Income (loss) before special
  charges, income taxes,
  distributions on preferred
  securities and cumulative effect
  of change in accounting
  principle (1)(2)
  Distribution Finance............  $   57,706           $   39,734           $   32,849
  Resort Finance..................      25,780               42,783               41,378
  Golf Finance....................      27,731               22,161               21,214
  Aircraft Finance................       9,945                7,772               34,821
  Asset-Based Lending.............      19,811               13,811               24,019
  Structured Capital..............      11,979               19,869               29,029
  Other...........................     (30,129)             (25,750)              10,182
                                    ----------           ----------           ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE SPECIAL CHARGES, INCOME
  TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES............     122,823              120,380              193,492
Special charges...................      (6,309)                  --               (2,686)
                                    ----------           ----------           ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  DISTRIBUTIONS ON PREFERRED
  SECURITIES......................  $  116,514           $  120,380           $  190,806
                                    ==========           ==========           ==========

                                          2003                 2002                 2001
                                    -----------------    -----------------    -----------------
                                                          (In thousands)
Finance assets (3)
  Aircraft Finance................  $1,160,029           $1,216,144           $1,248,305
  Resort Finance..................   1,070,352            1,052,734            1,021,034
  Golf Finance....................     886,011              964,271              836,421
  Distribution Finance............     824,618              841,118              495,809
  Structured Capital..............     634,308              581,207              565,047
  Asset-Based Lending.............     467,759              521,067              548,093
  Other...........................     747,744            1,080,383            1,209,862
                                    ----------           ----------           ----------
TOTAL FINANCE ASSETS..............  $5,790,821           $6,256,924           $5,924,571
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

NOTE 22 QUARTERLY FINANCIAL DATA (UNAUDITED)

                               FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                            -------------------   -------------------   -------------------   -------------------
                              2003       2002       2003       2002       2003       2002       2003       2002
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                               (In thousands)
Revenues..................  $140,046   $130,373   $142,532   $137,040   $135,707   $145,922   $153,597   $170,795
Net interest margin.......    91,806     82,806     93,702     86,317     87,777     94,848    109,415    120,446
Selling and
  administrative..........    44,365     37,961     43,580     39,164     45,671     35,827     45,320     39,813
Provision for losses......    24,002     24,584     26,034     18,481     18,047     38,217     12,858     29,990
Special charges...........        --         --         --         --         --         --      6,309         --
Cumulative effect of
  change in accounting
  principle, net of tax
  benefit.................        --     15,372         --         --         --         --         --         --
Net income................    15,547     (1,196)    17,049     18,536     15,930     12,278     31,859     30,688

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (the "CEO") and our Executive Vice President and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Omitted per Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted per Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted per Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees for professional services rendered by Ernst & Young LLP during 2003 and 2002 were as follows:

     Audit Fees -- Fees for the audit of Textron Financial's annual financial statements, the reviews of the financial statements in Textron Financial's Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.0 million and $0.9 million, in 2003 and 2002, respectively.

     Audit Related Fees -- Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $0.3 million and $0.3 million in 2003 and 2002, respectively.

     Tax Services -- Fees for tax services relating to consultations and compliance were $21 thousand and $36 thousand in 2003 and 2002, respectively.

     Other Services -- Other service fees relating to miscellaneous services were $0.1 million and $0.1 million in 2003 and 2002, respectively.

     No fees were paid to Ernst & Young LLP for financial information systems design and implementation services during 2003 or 2002.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

     1. Consolidated statements of income -- Years ended January 3, 2004, December 28, 2002 and December 29, 2001

     2. Consolidated balance sheets -- January 3, 2004 and December 28, 2002

     3. Consolidated statements of cash flows -- Years ended January 3, 2004, December 28, 2002 and December 29, 2001

     4. Consolidated statements of changes in shareholder's equity -- Years ended January 3, 2004, December 28, 2002 and December 29, 2001

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

EXHIBIT
  NO.
--------
 3.1*      Restated Certificate of Incorporation of Textron Financial,
           dated July 19, 1993
 3.2**     By-Laws of Textron Financial as of May 2, 2000
 4.1***    Indenture dated as of December 9, 1999, between Textron
           Financial Corporation and SunTrust Bank (formerly known as
           Sun Trust Bank, Atlanta), (including form of debt
           securities)
 4.2****   Indenture dated as of November 30, 2001, between Textron
           Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation
10.1*      Support Agreement dated as of May 25, 1994, between Textron
           Financial and Textron
10.2*      Receivables Purchase Agreement between Textron Financial and
           Textron dated as of January 1, 1986
10.3*      Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
10.4       364-Day Credit Agreement dated July 28, 2003 among Textron
           Financial Corporation, the Banks listed therein, and
           JPMorgan Chase Bank, as Administrative Agent. Incorporated
           by reference to Exhibit 10.1 to Textron Financial
           Corporation's Report on 8-K as filed on August 26, 2003.
10.5       Five-Year Credit Agreement dated July 28, 2003 among Textron
           Financial Corporation, the Banks listed therein, and
           JPMorgan Chase Bank, as Administrative Agent. Incorporated
           by reference to Exhibit 10.2 to Textron Financial
           Corporation's Report on 8-K as filed on August 26, 2003.
10.6       364-Day Credit Agreement dated March 31, 2003 among Textron
           Inc., the Banks listed therein, and JPMorgan Chase Bank, as
           Administrative Agent. Incorporated by reference to Exhibit
           10.3 to Textron Inc.'s Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 29, 2003.
10.7       Five-Year Credit Agreement dated April 1, 2002 among Textron
           Inc., the Banks listed therein, and JPMorgan Chase Bank, as
           Administrative Agent. Incorporated by reference to Exhibit
           10.2 to Textron Inc.'s Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 29, 2003.
10.8       Amendment to Five-Year and 364-Day Credit Agreements among
           Textron Inc., the Banks listed therein, and JPMorgan Chase
           Bank, as Administrative Agent. Incorporated by reference to
           Exhibit 10.5 to Textron Financial Corporation's Quarterly
           Report on Form 10-Q for the fiscal quarter ended September
           30, 2003.
12         Computation of Ratios of Earnings to Fixed Charges
21         List of significant subsidiaries
23         Consent of Independent Auditors
24         Power of Attorney dated as of February 18, 2004
31.1       Certification of Chief Executive Officer Pursuant to Rule
           13a-14(a)
31.2       Certification of Chief Financial Officer Pursuant to Rule
           13a-14(a)
32.1       Certification of Chief Executive Officer Pursuant to Rule
           13a-14(b) and 18 U.S.C. Section 1350
32.2       Certification of Chief Financial Officer Pursuant to Rule
           13a-14(b) and 18 U.S.C. Section 1350

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

     * Incorporated by reference to the Exhibit with the same number of Textron Financial's Registration Statement on Form 10 (File No. 0-27559)

   ** Incorporated by reference to Exhibit 3.1 of Textron Financial's quarterly report on Form 10-Q dated August 11, 2000

  *** Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No. 333-88509)

 **** Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron
      Financial Corporation's Registration Statement on Form S-3 (No.
      333-108464)

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended January 3, 2004.

Textron Financial, Textron, Bell Helicopter, Cessna, Cessna Finance Corporation,
  Asset Control, LLC, Textron Business Services, Inc., Textron Golf, Turf and
   Specialty Products, E-Z-GO, Jacobsen turf-care and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26(th) day of February 2004.

                                          Textron Financial Corporation
                                          Registrant

                                          By:                  *
                                            ------------------------------------
                                            Ted R. French
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 26(th) day of February 2004, by the following persons on behalf of the registrant and in the capacities indicated:

                                          By:                  *
                                            ------------------------------------
                                            Ted R. French
                                              Chairman and Chief Executive
                                              Officer, Director (Principal
                                              Executive Officer)

                                          By:                  *
                                            ------------------------------------
                                            Buell J. Carter, Jr.
                                              President and Chief Operating
                                              Officer,
                                            Director

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