Form 10-Q
period 2004-03-31
TEXTRON FINANCIAL CORP
filed 2004-05-10
CIK 709255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Condensed Consolidated Statements of Income for the three
     months ended March 31, 2004 and 2003 (unaudited).......    2
  Condensed Consolidated Balance Sheets at March 31, 2004
     and January 3, 2004 (unaudited)........................    3
  Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2004 and 2003
     (unaudited)............................................    4
  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through March 31, 2004
     (unaudited)............................................    5
Notes to Condensed Consolidated Financial Statements
  (unaudited)...............................................    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   24
Item 4. CONTROLS AND PROCEDURES.............................   24
PART II.  OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Finance charges and discounts...............................  $ 94,051   $103,759
Rental revenues on operating leases.........................     6,543      7,713
Other income................................................    33,547     28,574
                                                              --------   --------
TOTAL REVENUES..............................................   134,141    140,046
Interest expense............................................    38,464     43,703
Depreciation of equipment on operating leases...............     4,182      4,537
                                                              --------   --------
NET INTEREST MARGIN.........................................    91,495     91,806
Selling and administrative..................................    40,716     44,365
Provision for losses........................................    19,802     24,002
                                                              --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  DISTRIBUTIONS ON PREFERRED SECURITIES.....................    30,977     23,439
Income taxes................................................    10,068      7,802
Distributions on preferred securities (net of tax benefit of
  $184).....................................................        --        364
                                                              --------   --------
INCOME FROM CONTINUING OPERATIONS...........................    20,909     15,273
Income from discontinued operations, net of income taxes....        --        274
                                                              --------   --------
NET INCOME..................................................  $ 20,909   $ 15,547
                                                              ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    JANUARY 3,
                                                                 2004         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   81,901   $  357,307
Finance receivables, net of unearned income:
  Installment contracts.....................................   1,303,681    1,396,466
  Revolving loans...........................................   1,214,634    1,194,113
  Distribution finance receivables..........................     903,405      777,979
  Golf course and resort mortgages..........................     893,309      944,522
  Leveraged leases..........................................     516,831      513,227
  Finance leases............................................     321,576      308,940
                                                              ----------   ----------
Total finance receivables...................................   5,153,436    5,135,247
  Allowance for losses on receivables.......................    (119,599)    (119,148)
                                                              ----------   ----------
Finance receivables -- net..................................   5,033,837    5,016,099
Equipment on operating leases -- net........................     210,121      210,182
Goodwill....................................................     169,283      169,283
Other assets................................................     588,008      579,972
                                                              ----------   ----------
Total assets................................................  $6,083,150   $6,332,843
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  457,913   $  479,115
Amounts due to Textron Inc..................................      21,427       21,525
Deferred income taxes.......................................     385,815      389,653
Debt........................................................   4,225,571    4,406,966
Junior subordinated debentures..............................      26,288       26,421
                                                              ----------   ----------
Total liabilities...........................................   5,117,014    5,323,680
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250          250
Capital surplus.............................................     573,676      573,676
Investment in parent company preferred stock................     (25,000)     (25,000)
Accumulated other comprehensive loss........................      (8,612)      (1,676)
Retained earnings...........................................     425,822      461,913
                                                              ----------   ----------
Total shareholder's equity..................................     966,136    1,009,163
                                                              ----------   ----------
Total liabilities and shareholder's equity..................  $6,083,150   $6,332,843
                                                              ==========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                                 2004          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $    20,909   $    15,273
Adjustments to reconcile income to net cash provided by
  operating activities:
  Provision for losses......................................       19,802        24,002
  Depreciation..............................................        8,926         8,328
  Amortization..............................................        2,409         2,346
  Deferred income tax provision.............................          365        17,630
  Noncash gains on securitizations..........................       (2,299)           --
  (Decrease) increase in accrued interest and other
     liabilities............................................      (67,475)        7,359
  Other.....................................................        5,472        (1,448)
                                                              -----------   -----------
          Net cash (used) provided by operating activities
            of continuing operations........................      (11,891)       73,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (2,331,950)   (1,799,075)
Finance receivables repaid..................................    2,179,639     1,448,387
Proceeds from receivable sales, including securitizations...      174,059         1,842
Proceeds from disposition of operating leases and other
  assets....................................................        7,476        17,666
Proceeds from disposition of repossessed assets and real
  estate owned..............................................        1,345           669
Other capital expenditures..................................       (2,602)       (4,886)
Purchase of assets for operating leases.....................      (11,370)       (7,649)
Other investments...........................................       39,813        22,506
                                                              -----------   -----------
          Net cash provided (used) by investing activities
            of continuing operations........................       56,410      (320,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................     (550,066)      (75,180)
Proceeds from issuance of long-term debt....................       45,066       200,000
Net increase in commercial paper............................      268,011       348,652
Net increase (decrease) in other short-term debt............        5,469        (7,743)
Principal payments on nonrecourse debt......................      (31,494)      (33,831)
Decrease in amounts due to Textron Inc......................          (98)         (544)
Capital contributions from Textron Inc......................        2,252         2,252
Dividends paid to Textron Inc...............................      (59,252)      (37,252)
                                                              -----------   -----------
          Net cash (used) provided by financing activities
            of continuing operations........................     (320,112)      396,354
Effect of exchange rate changes on cash.....................          187          (116)
                                                              -----------   -----------
NET CASH (USED) PROVIDED BY CONTINUING OPERATIONS...........     (275,406)      149,188
NET CASH USED BY DISCONTINUED OPERATIONS....................           --      (165,454)
                                                              -----------   -----------
Net decrease in cash........................................     (275,406)      (16,266)
Cash and equivalents at beginning of period.................      357,307        21,287
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    81,901   $     5,021
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                INVESTMENT     ACCUMULATED
                                                 IN PARENT        OTHER
                            COMMON   CAPITAL      COMPANY     COMPREHENSIVE   RETAINED
                            STOCK    SURPLUS    PREF. STOCK       LOSS        EARNINGS     TOTAL
                            ------   --------   -----------   -------------   --------   ----------
BALANCE DECEMBER 28,
  2002....................   $250    $573,676    $(25,000)      $(14,637)     $486,528   $1,020,817
Comprehensive income:
  Net income..............     --          --          --             --        80,385       80,385
  Other comprehensive
     income, net of income
     taxes:
     Unrealized net gains
       on hedge
       contracts..........     --          --          --         14,902            --       14,902
     Foreign currency
       translation
       adjustments........     --          --          --          1,511            --        1,511
     Unrealized net losses
       on interest-only
       securities.........     --          --          --         (3,452)           --       (3,452)
                                                                --------                 ----------
  Other comprehensive
     income...............     --          --          --         12,961            --       12,961
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       93,346
Capital contributions from
  Textron Inc.............     --       9,010          --             --            --        9,010
Dividends to Textron
  Inc.....................     --      (9,010)         --             --      (105,000)    (114,010)
                             ----    --------    --------       --------      --------   ----------
BALANCE JANUARY 3,
  2004....................    250     573,676     (25,000)        (1,676)      461,913    1,009,163
Comprehensive income:
  Net income..............     --          --          --             --        20,909       20,909
  Other comprehensive
     loss, net of income
     tax benefit:
     Foreign currency
       translation
       adjustments........     --          --          --           (370)           --         (370)
     Unrealized net losses
       on hedge
       contracts..........     --          --          --         (2,234)           --       (2,234)
     Unrealized net losses
       on interest-only
       securities.........     --          --          --         (4,332)           --       (4,332)
                                                                --------                 ----------
  Other comprehensive
     loss.................     --          --          --         (6,936)           --       (6,936)
                                                                                         ----------
Comprehensive income......     --          --          --             --            --       13,973
Capital contributions from
  Textron Inc.............     --       2,252          --             --            --        2,252
Dividends to Textron
  Inc.....................     --      (2,252)         --             --       (57,000)     (59,252)
                             ----    --------    --------       --------      --------   ----------
BALANCE MARCH 31, 2004....   $250    $573,676    $(25,000)      $ (8,612)     $425,822   $  966,136
                             ====    ========    ========       ========      ========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 3, 2004. The accompanying condensed consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at March 31, 2004 and January 3, 2004, and its consolidated results of operations and cash flows for each of the respective three-month periods ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2004        2003
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Securitization gains....................................   $12,563     $ 3,821
Servicing fees..........................................     8,133       6,654
Prepayment gains........................................     2,577       2,663
Investment income.......................................     1,870       3,596
Late charges............................................     1,862       2,171
Syndication gains.......................................     1,122         917
Other...................................................     5,420       8,752
                                                           -------     -------
Total other income......................................   $33,547     $28,574
                                                           =======     =======

     The Other component of Other income includes custodial fees, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3. SPECIAL CHARGES

     During the fourth quarter of 2003, the Company's management performed a strategic review of its operations and committed to a plan to restructure the operations within its corporate headquarters and within each of two core segments: Asset Based Lending and Resort Finance. As a result of the restructuring program, two facilities were closed, 85 employees were terminated and the Company recorded a restructuring charge of $6.3 million. This charge included $4.1 million of severance costs, $1.5 million in asset impairment charges, $0.2 million in contract termination costs and $0.5 million in other associated costs.

     The Company paid severance related benefits and other expenses of $6.0 million through March 31, 2004, which were charged against the restructuring reserve, leaving a balance in the reserve of $0.3 million. The

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Company will pay the remaining restructuring costs in 2004. The detail of the reserve account for the three months ended March 31, 2004, is presented below.

                                                                  OTHER
                                      SEVERANCE   CONTRACTUAL   ASSOCIATED
                                        COSTS     OBLIGATIONS     COSTS       TOTAL
                                      ---------   -----------   ----------   -------
                                                      (IN THOUSANDS)
Balance at January 3, 2004..........   $ 2,080       $191         $ 360      $ 2,631
Cash paid...........................    (2,080)       (62)         (198)      (2,340)
                                       -------       ----         -----      -------
Balance at March 31, 2004...........   $    --       $129         $ 162      $   291
                                       =======       ====         =====      =======

NOTE 4. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                    THREE MONTHS   TWELVE MONTHS
                                                       ENDED           ENDED
                                                     MARCH 31,      JANUARY 3,
                                                        2004           2004
                                                    ------------   -------------
                                                           (IN THOUSANDS)
Balance at beginning of period....................    $119,148       $144,907
Provision for losses..............................      19,802         80,941
Charge-offs.......................................     (23,842)      (131,001)
Recoveries........................................       4,491         13,776
Other.............................................          --         10,525
                                                      --------       --------
Balance at end of period..........................    $119,599       $119,148
                                                      ========       ========

NOTE 5. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                      MARCH 31,    JANUARY 3,
                                                        2004          2004
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Total managed and serviced finance receivables.....  $ 8,686,487   $ 8,533,659
Third-party portfolio servicing....................     (530,249)     (488,133)
Nonrecourse participations.........................     (511,840)     (472,138)
SBA sales agreements...............................      (46,838)      (48,837)
                                                     -----------   -----------
Total managed finance receivables..................    7,597,560     7,524,551
Securitized receivables............................   (2,068,757)   (1,981,398)
Other managed finance receivables..................     (375,367)     (407,906)
                                                     -----------   -----------
Owned finance receivables..........................  $ 5,153,436   $ 5,135,247
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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Owned receivables include approximately $51 million of finance receivables that were unfunded at March 31, 2004, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Condensed Consolidated Balance Sheets.

NOTE 6. LOAN IMPAIRMENT

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $154.3 million of nonaccrual finance receivables at March 31, 2004, compared to $152.0 million at January 3, 2004. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $3.9 million and $4.7 million for the first three months of 2004 and 2003, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $103.0 million and $98.8 million at March 31, 2004 and January 3, 2004, respectively. Impaired loans with identified reserve requirements were $54.7 million and $47.4 million at March 31, 2004 and January 3, 2004, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $21.8 million and $17.8 million at March 31, 2004 and January 3, 2004, respectively. The average recorded investment in impaired loans during the first three months of 2004 was $100.9 million compared to $123.4 million in the corresponding period in 2003.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to $41 million at both March 31, 2004, and January 3, 2004, and were 10.4% and 9.6% of captive finance receivables with recourse, respectively. Revenues recognized on delinquent accounts with recourse were approximately $0.8 million and $1.4 million during the first three months of 2004 and 2003, respectively.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7. OTHER ASSETS

                                                          MARCH 31,   JANUARY 3,
                                                            2004         2004
                                                          ---------   ----------
                                                              (IN THOUSANDS)
Retained interests in securitizations...................  $183,673     $197,706
Investment in equipment residuals.......................   101,404      109,182
Interest-only securities................................    64,623       72,505
Other long-term investments.............................    54,708       55,960
Fixed assets -- net.....................................    45,325       47,205
Repossessed assets and properties.......................    11,008       10,039
Other...................................................   127,267       87,375
                                                          --------     --------
Total other assets......................................  $588,008     $579,972
                                                          ========     ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized in years 2000 through 2003.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 8.  DEBT AND CREDIT FACILITIES

                                                       MARCH 31,    JANUARY 3,
                                                          2004         2004
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper...................................  $  764,867   $  496,856
  Other short-term debt..............................      28,245       22,776
                                                       ----------   ----------
          Total short-term debt......................     793,112      519,632
Long-term debt:
  2.69% -- 5.88% notes; due 2004 to 2007.............   1,248,121    1,617,414
  6.00% -- 6.84% notes; due 2005 to 2009.............     565,760      565,760
  7.13% note; due 2004...............................     600,000      600,000
  7.25% note; due 2007...............................      30,288       30,148
  Variable rate notes; due 2004 to 2007..............     920,500    1,055,722
                                                       ----------   ----------
  Gross long-term debt...............................   3,364,669    3,869,044
  Unamortized discount...............................      (3,537)      (3,968)
  Fair value adjustment (in accordance with SFAS No.
     133)............................................      71,327       22,258
                                                       ----------   ----------
          Total long-term debt.......................   3,432,459    3,887,334
                                                       ----------   ----------
          Total debt.................................  $4,225,571   $4,406,966
                                                       ==========   ==========

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.46% during the three months ended March 31, 2004, and 1.27% at March 31, 2004.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.11% at March 31, 2004.

     Textron Financial has committed bank lines of credit of $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. Textron Financial's lines of credit, not reserved as support for commercial paper or utilized for letters of credit at March 31, 2004, were $704 million. During the first quarter of 2004, the Company established an AUD 100 million facility, of which AUD 69 million remained unused at March 31, 2004. The Australian facility expires in 2005. The Company also maintains a CAD 50 million committed facility under which it can borrow an additional CAD 50 million on an uncommitted basis. At March 31, 2004, the Company had not used any of this facility. Textron Financial also has a $25 million multi-currency facility, of which $20 million remained unused at March 31, 2004. Both the Canadian and multi-currency facilities expire in 2004. Textron Financial generally pays fees in support of these lines.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.9 billion for both periods ending March 31, 2004 and January 3, 2004.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $459 million at March 31, 2004. In the first quarter of 2004, Textron Financial declared and paid dividends of $59 million.

NOTE 9. JUNIOR SUBORDINATED DEBENTURES

     Litchfield Financial Corporation (Litchfield), a subsidiary of the Company, was acquired in 1999. Prior to the acquisition, a trust, sponsored and wholly-owned by Litchfield, issued $26.2 million of mandatorily redeemable preferred securities (Preferred Securities) to the public. The Preferred Securities accrue and pay cash distributions quarterly at a rate of 10% per annum. The trust subsequently invested the proceeds in $26.2 million aggregate principal amount of Litchfield 10% Series A Junior Subordinated Debentures (Series A Debentures), due 2029. Litchfield has the right to redeem 100% of the principal plus accrued and unpaid interest on the junior subordinated debentures on or after June 30, 2004. As a result of the acquisition of Litchfield, Textron Financial has agreed to make payments to the holders of the Preferred Securities, when due, to the extent not paid by or on behalf of the trust or the subsidiary. To the extent that Litchfield redeems the junior subordinated debentures, or upon maturity of the debentures, the trust is required to redeem the Preferred Securities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that an issuer classify certain financial instruments as liabilities. Many of the instruments included within the Statement's scope, such as mandatorily redeemable shares, were previously classified as equity. As required, Textron Financial adopted this Statement

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

when it became effective in July 2003 and reported the obligated mandatorily redeemable securities as a liability and related distributions on preferred securities prospectively as a component of interest expense.

     Subsequent to adoption, on November 7, 2003, the FASB issued FASB Staff Position (FSP) 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FSP 150-3 deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. Textron Financial's obligated mandatorily redeemable preferred securities were included in this deferral. FSP 150-3 states that entities that have already adopted SFAS No. 150 for instruments within the scope of its indefinite deferral shall reverse the effects of that adoption in the first fiscal period beginning after the date the FSP was issued.

     The adoption of FSP 150-3 in the first quarter of 2004 would have required Textron Financial to reclassify the obligated mandatorily redeemable securities back to equity; however, due to the simultaneous adoption of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (See Note 12), this reclassification ultimately was not necessary. Prior to the adoption of FIN 46, the trust was consolidated in the Company's financial statements and the preferred securities of the trust were presented as a liability under the caption "Textron Financial and Litchfield obligated mandatory redeemable preferred securities of trust subsidiary holding solely Litchfield junior subordinated debentures" on the balance sheet at January 3, 2004. Under the provisions of FIN 46, the trust is a variable interest entity of which Litchfield is not the primary beneficiary. Accordingly, upon adoption of FIN 46, Textron Financial deconsolidated the trust and presented the Company's obligation to the trust as junior subordinated debentures on the balance sheet. Since the debentures are the sole asset of the trust, the deconsolidation had no impact on Textron Financial's financial position or results of operations.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2004        2003
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Beginning of period.....................................   $(1,676)   $(14,637)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $533 and $280,
  respectively..........................................       889         466
Foreign currency translation adjustments................      (370)      2,222
Net deferred (loss) gain on hedge contracts, net of
  income tax benefit of $1,682 and income taxes of
  $2,092, respectively..................................    (3,123)      3,487
Net deferred loss on interest-only securities, net of
  income tax benefits of $2,599 and $792,
  respectively..........................................    (4,332)     (1,320)
                                                           -------    --------
End of period...........................................   $(8,612)   $ (9,782)
                                                           =======    ========

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Comprehensive income is summarized below:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2004        2003
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Net income..............................................   $20,909     $15,547
Other comprehensive (loss) income.......................    (6,936)      4,855
                                                           -------     -------
Comprehensive income....................................   $13,973     $20,402
                                                           =======     =======

NOTE 11. CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its subsidiary, Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." In the fourth quarter of 2003, the Company executed a settlement agreement with DOJ, which required the Company to offer affected consumers various options, ranging from cash payments to forgiveness of debt in exchange for return of the property. The Florida Attorney General's office also opened a preliminary investigation into Litchfield's activities relative to Buyer's Source and, while the Company believes it has good defenses to any potential claims by the State of Florida, it is engaged in settlement discussions with Florida. On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the Buyer's Source matter. Among other claims, the purported class action alleges fraud in the financing of the third-party land developers described above and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this litigation. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

     On January 22, 2004, Litchfield and its former CFO entered into a memorandum of understanding, subject to court approval, relating to a pending class action (DynaCorp litigation) arising from the sale of promissory notes issued by, and the operation of certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). This class action litigation, which was filed in 2001 in Superior Court in Marin County, California, alleged that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The preliminary settlement under the memorandum of understanding was accrued as part of legal costs and was reflected in Selling and administrative expenses on the Consolidated Statements of Income for the year-ended January 3, 2004.

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

NOTE 12. VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

ARB No. 51." The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Entities were previously consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.

     Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation and excluded certain operating entities from its scope. Public companies were required to apply the provisions of this Interpretation specifically to entities commonly referred to as special-purpose entities (SPE) in financial statement periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statement periods ending after March 15, 2004.

     Textron Financial adopted the revised FIN 46 in the first quarter of 2004. The adoption did not have any impact on its results of operations or financial position. See Note 9 for details regarding the deconsolidation of a trust upon the adoption of FIN 46.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance and liquidating portfolios related to a strategic realignment of the Company's business and product lines into core and non-core businesses.

                                                          THREE MONTHS ENDED
                                                   ---------------------------------
                                                   MARCH 31, 2004    MARCH 31, 2003
                                                   ---------------   ---------------
                                                            (IN THOUSANDS)
Revenues:
  Distribution Finance...........................  $ 42,216    31%   $ 37,400    27%
  Resort Finance.................................    19,826    15%     18,954    14%
  Aircraft Finance...............................    18,723    14%     18,751    13%
  Golf Finance...................................    16,973    13%     19,588    14%
  Asset-Based Lending............................    13,600    10%     14,370    10%
  Structured Capital.............................    10,209     8%      8,814     6%
  Other..........................................    12,594     9%     22,169    16%
                                                   --------   ----   --------   ----
Total revenues...................................  $134,141   100%   $140,046   100%
                                                   ========   ====   ========   ====

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                                 THREE MONTHS ENDED
                                                               -----------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2004          2003
                                                               ---------     ---------
                                                                   (IN THOUSANDS)
Income (loss) from continuing operations before income taxes and distributions on preferred securities: (1) (2)
  Distribution Finance......................................   $  26,057     $  13,259
  Resort Finance............................................      (7,062)        6,201
  Aircraft Finance..........................................       4,867        (1,498)
  Golf Finance..............................................       1,787         6,049
  Asset-Based Lending.......................................       2,856         3,605
  Structured Capital........................................       4,587         3,856
  Other.....................................................      (2,115)       (8,033)
                                                               ---------     ---------
Income from continuing operations before income taxes and
  distributions on preferred securities.....................   $  30,977     $  23,439
                                                               =========     =========

                                                              MARCH 31,    JANUARY 3,
                                                                 2004         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Finance assets: (3)
  Aircraft Finance..........................................  $1,090,866   $1,160,029
  Resort Finance............................................   1,041,284    1,070,352
  Distribution Finance......................................     953,439      824,618
  Golf Finance..............................................     886,980      886,011
  Structured Capital........................................     637,295      634,308
  Asset-Based Lending.......................................     466,120      467,759
  Other.....................................................     702,989      747,744
                                                              ----------   ----------
Total finance assets........................................  $5,778,973   $5,790,821
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

KEY BUSINESS INITIATIVES AND TRENDS

     Portfolio quality was stable during the first quarter of 2004. The contractual delinquency balance remained unchanged from year-end 2003, while nonperforming assets increased $3 million to $165 million. The provision for losses declined 17% in the first quarter of 2004 as compared to the corresponding period in 2003 due to improving portfolio quality throughout 2003 and into 2004. The Company expects the overall trend of modest improvements in portfolio quality to continue in 2004; however, the Company could experience an out-of-trend result in any one quarter.

     During the first quarter of 2004, operating efficiency (the ratio of Selling and administrative expenses divided by Net interest margin) improved to 44.5% from 48.3% for the corresponding quarter in 2003 and 46.8% for the full year 2003. The improvement reflects an 8% decrease in operating expenses that resulted from the restructuring program implemented in the fourth quarter of 2003 and lower legal and collection expense from improving portfolio quality.

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

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit have recently been well in excess of outstanding commercial paper levels, with coverage of 196% and 302% at March 31, 2004 and January 3, 2004, respectively. These lines of credit currently total $1.5 billion, of which $500 million expires in 2004 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2005. None of these lines of credit were used at March 31, 2004, or January 3, 2004. During the first quarter of 2004, Textron Financial established an AUD 100 million facility, of which AUD 69 million remained unused at March 31, 2004. The Australian facility expires in 2005. Textron Financial also maintains a CAD 50 million committed facility, under which it can borrow an additional CAD 50 million on an uncommitted basis. At March 31, 2004, Textron Financial had not used any portion of the facility. Textron Financial also has a $25 million multi-currency facility, of which $20 million remained unused at March 31, 2004. Both the Canadian and the multi-currency facilities expire in 2004. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $704 million at March 31, 2004, compared to $966 million at January 3, 2004.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Financial issued a $45 million term note during the first quarter of 2004. The proceeds from this issuance were used to refinance maturing debt. At March 31, 2004, Textron Financial had $3.6 billion available under this registration statement.

     Cash flows (used) provided by operating activities of continuing operations were $(12) million during the first quarter of 2004, compared to $73 million in the corresponding period of 2003. The decrease in cash flows

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS was primarily due to the timing of payments of accrued interest and other liabilities, principally an income tax payment of $60 million in the first quarter of 2004.

     Cash flows provided (used) by investing activities of continuing operations were $56 million during the first quarter of 2004, compared to $(321) million in the corresponding period of 2003. These cash flows largely resulted from the origination, purchase, repayment and sales, including securitizations, of finance receivables. The cash provided by investing activities during the first quarter of 2004, was mostly due to higher collections on retained securitization interests of $34 million, and $22 million of higher collections on finance receivables and proceeds from sales, net of new finance receivable originations. The cash used by investing activities during the first quarter of 2003 was largely the result of $349 million of higher new finance receivable originations, net of collections on finance receivables and proceeds from sales.

     Cash flows (used) provided by financing activities of continuing operations were $(320) million during the first quarter of 2004, compared to $396 million in the corresponding period of 2003. The cash used by financing activities during the first quarter of 2004 principally reflected the use of cash proceeds generated from the sale of a portfolio in December 2003 to pay down maturing term debt. The cash provided by financing activities during first quarter of 2003, which was generated through the issuance of term debt ($200 million) and a net increase in commercial paper ($349 million), was mostly used to fund finance asset growth.

     Net cash used in discontinued operations of $165 million during the first quarter of 2003 represents the operating and investing activities of the small business direct portfolio (small business finance) that was sold in December 2003. During the first quarter of 2003, Textron Financial voluntarily terminated a revolving securitization conduit related to small business finance. The cash used by this transaction was generated through the issuance of commercial paper and was not a separate activity of the discontinued operation.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 81% at March 31, 2004, and January 3, 2004. Textron Financial's ratio of earnings to fixed charges was 1.79x for the three months ended March 31, 2004, compared to 1.53x for the corresponding period in 2003. Commercial paper and Other short-term debt as a percentage of total debt was 19% at March 31, 2004, compared to 12% at the end of 2003.

     During the first quarter of 2004, Textron Financial declared and paid dividends to Textron of $59.3 million, compared to dividends declared and paid of $37.3 million during the corresponding period of 2003. The increase in 2004 was due to excess capital that resulted from the continued liquidation of non-core assets and increased profitability. Textron contributed capital of $2.3 million to Textron Financial in the first quarters of 2004 and 2003, which consisted of Textron's dividend on the preferred stock held by Textron Funding Corporation.

Off-Balance Sheet Arrangements

     Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the Company's balance sheet. Despite the reduction in the recorded balance sheet position, the Company generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. The Company also sells receivables in whole-loan sales in which it retains a continuing interest, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent prepayment risk.

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $174 million in the first quarter of 2004. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire debt. Gains related to these transactions amounted to $12.6 million and $3.8 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS during the first quarter of 2004 and 2003, respectively. Of the $12.6 million of securitization gains in the first quarter of 2004, $7.2 million were related to recurring finance receivable sales into the Distribution Finance revolving securitization conduit, while $3.1 million and $2.3 million were related to incremental finance receivable sales into the Distribution Finance and Aircraft Finance securitization conduits, respectively. In the first quarter of 2003, the entire $3.8 million of securitization gains were related to recurring finance receivable sales into the Distribution Finance revolving securitization conduit. Cash collections on current and prior period securitization gains were $12.5 million and $9.1 million for the first quarter of 2004 and 2003, respectively.

Managed Finance Assets

     Managed finance assets consist of owned finance assets, and finance receivables that Textron Financial has sold in securitizations or similar structures and continues to service. Finance assets include finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment on equipment residuals, ADC arrangements, and other long-term investments (some of which are classified in Other assets in Textron Financial's Consolidated Balance Sheets). The managed finance assets of our business segments at March 31, 2004, and January 3, 2004 are presented in the following table.

                                                                              INCREASE/
                                         MARCH 31, 2004    JANUARY 3, 2004    (DECREASE)
                                        ----------------   ----------------   ----------
                                                     (DOLLARS IN THOUSANDS)
Distribution Finance..................  $2,205,785    27%  $1,987,299    24%   $218,486
Aircraft Finance......................   1,847,446    23%   1,914,147    23%    (66,701)
Golf Finance..........................   1,262,347    15%   1,293,917    16%    (31,570)
Resort Finance........................   1,101,115    13%   1,134,951    14%    (33,836)
Structured Capital....................     637,295     8%     634,308     8%      2,987
Asset-Based Lending...................     466,120     6%     467,759     6%     (1,639)
Other Segment.........................     702,989     8%     747,744     9%    (44,755)
                                        ----------   ---   ----------   ---    --------
Total managed finance assets..........  $8,223,097   100%  $8,180,125   100%   $ 42,972
                                        ==========   ===   ==========   ===    ========

     Managed finance assets within the core businesses increased $88 million, primarily as a result of growth in the private brands portfolio within Distribution Finance. This increase was partially offset by higher collections, net of new finance receivable originations, in Aircraft Finance, the land finance portfolio and the golf equipment portfolio. The decrease in the Other segment represents the continued portfolio collections of the liquidating portfolios.

Nonperforming Assets

     Nonperforming assets include nonaccrual finance receivables and repossessed assets. Textron Financial classifies receivables as nonaccrual and suspends the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if collection is doubtful. Doubt may be created by payment delinquency, reduction in the obligor's cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at March 31, 2004 and January 3, 2004 by business segment.

                                                MARCH 31,        JANUARY 3,
                                                  2004              2004
                                             ---------------   ---------------
                                                  (DOLLARS IN THOUSANDS)
Resort Finance.............................  $ 58,985   5.66%  $ 55,118   5.15%
Golf Finance...............................    21,075   2.38%    21,507   2.43%
Aircraft Finance...........................    20,804   1.91%    25,628   2.21%
Distribution Finance.......................    10,663   1.12%    11,117   1.35%
Asset-Based Lending........................     9,600   2.06%     5,844   1.25%
Other......................................    44,228   6.29%    42,775   5.72%
                                             --------          --------
Total nonperforming assets.................  $165,355   2.86%  $161,989   2.80%
                                             ========          ========

     In general, the Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Nonperforming assets were relatively stable at March 31, 2004, as compared to January 3, 2004, increasing by $3.4 million. The increase was primarily attributable to the Resort Finance land portfolio ($3.9 million), and Asset-Based Lending ($3.8 million). This increase was partially offset by an improvement in Aircraft Finance ($4.8 million). Aircraft values have historically tracked well with the business cycles of the U.S. economy, although the effects typically lag changes in the business cycles by about 12 to 18 months. Textron Financial expects that as the economy continues to improve, aircraft values will follow the trend.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At March 31, 2004, floating rate liabilities in excess of floating rate assets were $301 million, net of $1.8 billion of interest rate exchange agreements on long-term debt and $225 million of interest rate exchange agreements on finance receivables. Classified within fixed rate assets are approximately $1.0 billion of floating rate loans with index rate floors that are on average 158 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. Generally, in periods of a low interest rate environment, the Company has benefited from these interest rate floor agreements. However, during periods of rising interest rates, this benefit will dissipate until such time as the prime rate exceeds the floor rates embedded in these agreements.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at March 31, 2004, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $2.0 million for the following twelve-month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve match-funding objectives. These agreements do not involve a high degree of complexity or risk. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining non-functional currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $3.1 million at March 31, 2004.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 VS. MARCH 31, 2003

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Finance charges and discounts...............................   $ 94.1      $103.7
Rental revenues on operating leases.........................      6.5         7.7
Other income................................................     33.5        28.6
                                                               ------      ------
Total revenues..............................................    134.1       140.0
Interest expense............................................     38.4        43.7
Depreciation of equipment on operating leases...............      4.2         4.5
                                                               ------      ------
Net interest margin.........................................   $ 91.5      $ 91.8
                                                               ======      ======
Portfolio yield.............................................     7.82%       7.77%
Net interest margin as a percentage of average net
  investment................................................     7.28%       6.59%

     The decrease in finance charges principally reflects lower average finance receivables of $503 million, partially offset by a slight increase in pricing. The increase in other income was mostly due to higher securitization gains in Distribution Finance ($6.4 million) and Aircraft Finance ($2.3 million), partially offset by lower other income ($3.3 million). The decrease in interest expense was attributable to a lower interest rate environment and the maturity of higher cost debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

SELLING AND ADMINISTRATIVE EXPENSES

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Selling and administrative expenses as a percentage of
  managed and serviced receivables..........................     1.88%       2.01%
Operating efficiency ratio..................................     44.5%       48.3%
Selling and administrative expenses.........................    $40.7       $44.4

     The decrease in selling and administrative expenses principally reflects improvements from the Company's restructuring program that was implemented in the fourth quarter of 2003 ($1.6 million) and lower legal and collection costs ($3.0 million) from improving portfolio quality, partially offset by higher healthcare costs ($0.7 million).

PROVISION FOR LOSSES

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Allowance for losses on receivables beginning of period.....   $119.1      $144.9
Provision for losses........................................     19.8        24.0
Less net charge-offs:
  Aircraft Finance..........................................      0.3         4.5
  Distribution Finance......................................      3.2         4.4
  Resort Finance............................................      6.3         0.9
  Golf Finance..............................................       --         0.9
  Asset-Based Lending.......................................     (0.3)        5.5
  Structured Capital........................................       --          --
  Other.....................................................      9.8         6.3
                                                               ------      ------
Total net charge-offs.......................................     19.3        22.5
                                                               ------      ------
Allowance for losses on receivables end of period...........   $119.6      $146.4
                                                               ======      ======

     The decrease in the provision largely reflects an improvement in portfolio quality. Nonperforming assets decreased $57.6 million to $165.4 million at March 31, 2004 from $223.0 million at March 31, 2003, which was the highest level of nonperforming assets during the last year. The decrease in net charge-offs was primarily attributable to Asset-Based Lending mostly from a reduction in telecommunication industry losses and Aircraft Finance reflecting an improvement in general economic conditions and aircraft values. This decrease was partially offset by increases in Resort Finance related to the sale of two nonperforming accounts, and the Other segment primarily reflecting losses on the sale of nonperforming media accounts ($3.2 million).

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

     Segment income presented in the tables below represents income from continuing operations before income taxes and distributions on preferred securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  Distribution Finance

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $42.2       $37.4


Net interest margin.........................................    $38.3       $32.1
Selling and administrative expenses.........................     13.9        12.0
Provision for losses........................................     (1.7)        6.8
                                                                -----       -----
Segment income..............................................    $26.1       $13.3
                                                                =====       =====

     The increase in Distribution Finance segment income reflected lower provision for losses and a higher net interest margin, partially offset by higher selling and administrative expenses. The increase in net interest margin was primarily due to an increase in other income ($7.9 million) from increased securitization activity. The decrease in provision for losses represents a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in the 12 and 36-month loss to liquidation ratios.

  Resort Finance

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $19.8       $19.0


Net interest margin.........................................    $13.7       $12.8
Selling and administrative expenses.........................      6.2         5.2
Provision for losses........................................     14.6         1.4
                                                                -----       -----
Segment (loss) income.......................................    $(7.1)      $ 6.2
                                                                =====       =====

     Resort Finance segment income decreased reflecting a higher provision for losses and higher selling and administrative expenses, partially offset by an increase in net interest margin. The increase in provision for losses is primarily related to reserving actions taken on several nonperforming accounts.

  Aircraft Finance

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $18.7       $18.8


Net interest margin.........................................    $ 8.5       $ 5.7
Selling and administrative expenses.........................      3.6         4.3
Provision for losses........................................       --         2.9
                                                                -----       -----
Segment income (loss).......................................    $ 4.9       $(1.5)
                                                                =====       =====

     The improvement in Aircraft Finance segment income was mostly due to an increase in net interest margin and lower provision for losses. The increase in net interest margin reflected an increase in other income ($1.7 million), primarily as a result of increased securitization activity ($2.3 million), and lower interest expense from a lower relative borrowing cost ($1.5 million). The decrease in provision for losses reflects improvement in portfolio quality and lower portfolio growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  Golf Finance

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $17.0       $19.6


Net interest margin.........................................    $ 7.8       $10.8
Selling and administrative expenses.........................      4.4         4.2
Provision for losses........................................      1.6         0.6
                                                                -----       -----
Segment income..............................................    $ 1.8       $ 6.0
                                                                =====       =====

     Golf Finance segment income decreased primarily as a result of lower net interest margin and higher provision for losses. The decrease in net interest margin was mostly due to lower investment and other income ($2.4 million) and lower pricing and margin compression ($0.9 million). The decrease in investment income resulted in lower earnings on retained securitization interests due to the voluntary liquidation and termination of a golf equipment securitization conduit in the fourth quarter of 2003, while the decrease in other income was related to a one-time advisory fee of $1.5 million that was earned in the first quarter of 2003. The increase in provision for losses reflects higher reserving requirements related to nonperforming assets.

  Asset-Based Lending

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $13.6       $14.4


Net interest margin.........................................    $11.0       $11.4
Selling and administrative expenses.........................      5.2         6.5
Provision for losses........................................      2.9         1.3
                                                                -----       -----
Segment income..............................................    $ 2.9       $ 3.6
                                                                =====       =====

     Asset-Based Lending segment income decreased principally due to a higher provision for losses as a result of an increase in nonperforming assets, partially offset by lower selling and administrative expenses primarily as a result of the restructuring program implemented during the fourth quarter of 2003.

  Structured Capital

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $10.2       $8.8


Net interest margin.........................................    $ 5.3       $4.6
Selling and administrative expenses.........................      0.7        0.7
Provision for losses........................................       --         --
                                                                -----       ----
Segment income..............................................    $ 4.6       $3.9
                                                                =====       ====

     Structured Capital segment income increased as a result of higher net interest margin, primarily due to higher average finance receivables ($54 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  Other Segment

                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................    $12.6       $22.2


Net interest margin.........................................    $ 6.9       $14.5
Selling and administrative expenses.........................      6.6        11.3
Provision for losses........................................      2.4        11.2
                                                                -----       -----
Segment loss................................................    $(2.1)      $(8.0)
                                                                =====       =====

     Other segment loss decreased reflecting a lower provision for losses and lower selling and administrative expenses, partially offset by a lower net interest margin. The decrease in the provision for losses reflects a declining level of nonperforming assets within the media, franchise and syndicated bank loan portfolios, which resulted in lower provisioning requirements of $5.5 million, $3.0 million and $1.1 million, respectively. The lower selling and administrative expenses and lower net interest margin largely reflect the continued liquidation of the finance receivables within this segment through portfolio sales and collections. Average finance receivables declined $412 million in the first quarter of 2004 as compared to the corresponding period in 2003.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations of $20.9 million for the first quarter of 2004 was $5.6 million or 37% higher than the corresponding period of 2003. The increase was due to a lower provision for losses ($4.2 million), selling and administrative expenses ($3.6 million) and a slightly lower effective tax rate ($0.2 million), partially offset by a lower interest margin ($0.3 million).

SELECTED FINANCIAL RATIOS

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2004        2003
                                                              ---------   ---------
Net interest margin as a percentage of average net
  investment (1)............................................     7.28%       6.59%
Return on average equity....................................     8.57%       6.20%
Return on average assets....................................     1.38%       0.97%
Ratio of earnings to fixed charges..........................     1.79x       1.53x
Selling and administrative expenses as a percentage of
  average managed and serviced finance receivables (2)......     1.88%       2.01%
Operating efficiency ratio (3)..............................     44.5%       48.3%
Net charge-offs as a percentage of average finance
  receivables...............................................     1.51%       1.59%

                                                              MARCH 31,   JANUARY 3,
                                                                2004         2004
                                                              ---------   ----------
60+ days contractual delinquency as a percentage of finance
  receivables (4)...........................................     2.38%       2.39%
Nonperforming assets as a percentage of finance assets
  (5).......................................................     2.86%       2.80%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................      2.3%        2.3%
Allowance for losses as a percentage of nonaccrual finance
  receivables...............................................     77.5%       78.4%
Total debt to tangible shareholder's equity (6).............     5.25x       5.24x

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

---------------

(1) Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2) Average managed and serviced finance receivables include owned finance receivables, finance receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3) Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4) Delinquency excludes captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; ADC arrangements; and long-term investments (some of which are classified in Other assets on Textron Financial's Condensed Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6) Tangible shareholder's equity equals Shareholder's equity, excluding Accumulated other comprehensive income or loss, less Goodwill.

FORWARD-LOOKING INFORMATION

     Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of further downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (e) the ability to control costs and successful implementation of various cost reduction programs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; and (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

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

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  4.1 Indenture dated as of December 9, 1999, between Textron
      Financial Corporation and SunTrust Bank (formerly known as
      Sun Trust Bank, Atlanta), (including form of debt
      securities). Incorporated by reference to Exhibit 4.1 to
      Amendment No. 2 to Textron Financial Corporation's
      Registration Statement on Form S-3 (No. 333-88509).
  4.2 Indenture dated as of November 30, 2001, between Textron
      Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Textron Financial Corporation's
      Registration Statement on Form S-3 (No. 333-108464).
 12   Computation of Ratios of Earnings to Fixed Charges
 31.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(a)
 31.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(a)
 32.1 Certification of Chief Executive Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C Section 1350
 32.2 Certification of Chief Financial Officer Pursuant to Rule
      13a-14(b) and 18 U.S.C. Section 1350

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

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004                        TEXTRON FINANCIAL CORPORATION

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