Form 10-Q
period 2004-06-30
TEXTRON FINANCIAL CORP
filed 2004-08-09
CIK 709255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Condensed Consolidated Statements of Income for the three
     and six months ended June 30, 2004 and 2003
     (unaudited)............................................    2
  Condensed Consolidated Balance Sheets at June 30, 2004 and
     January 3, 2004 (unaudited)............................    3
  Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2004 and 2003 (unaudited)....    4
  Condensed Consolidated Statements of Changes in
     Shareholder's Equity through June 30, 2004
     (unaudited)............................................    5
  Notes to Condensed Consolidated Financial Statements
     (unaudited)............................................    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   25
Item 4. CONTROLS AND PROCEDURES.............................   25
PART II.  OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K....................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     -------------------   -------------------
                                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                       2004       2003       2004       2003
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Finance charges and discounts......................  $ 85,105   $104,637   $179,156   $208,396
Rental revenues on operating leases................     7,031      6,306     13,574     14,019
Other income.......................................    44,800     31,589     78,347     60,163
                                                     --------   --------   --------   --------
TOTAL REVENUES.....................................   136,936    142,532    271,077    282,578
Interest expense...................................    34,092     45,072     72,556     88,775
Depreciation of equipment on operating leases......     4,450      3,758      8,632      8,295
                                                     --------   --------   --------   --------
NET INTEREST MARGIN................................    98,394     93,702    189,889    185,508
Selling and administrative expenses................    48,804     43,580     89,520     87,945
Provision for losses...............................    13,835     26,034     33,637     50,036
                                                     --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES.......................................    35,755     24,088     66,732     47,527
Income taxes.......................................    11,584      8,180     21,652     15,982
Distributions on preferred securities (net of tax
  benefits of $184 and $368, respectively).........        --        384         --        748
                                                     --------   --------   --------   --------
INCOME FROM CONTINUING OPERATIONS..................    24,171     15,524     45,080     30,797
Income from discontinued operations, net of income
  taxes............................................        --      1,525         --      1,799
                                                     --------   --------   --------   --------
NET INCOME.........................................  $ 24,171   $ 17,049   $ 45,080   $ 32,596
                                                     ========   ========   ========   ========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    JANUARY 3,
                                                                 2004         2004
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and equivalents........................................  $   87,348   $  357,307
Finance receivables, net of unearned income:
  Revolving loans...........................................   1,510,973    1,194,113
  Installment contracts.....................................   1,250,092    1,396,466
  Golf course and resort mortgages..........................     945,398      777,979
  Distribution finance receivables..........................     791,909      944,522
  Leveraged leases..........................................     512,832      513,227
  Finance leases............................................     350,006      308,940
                                                              ----------   ----------
Total finance receivables...................................   5,361,210    5,135,247
  Allowance for losses on receivables.......................    (111,117)    (119,148)
                                                              ----------   ----------
Finance receivables -- net..................................   5,250,093    5,016,099
Equipment on operating leases -- net........................     195,429      210,182
Goodwill....................................................     169,283      169,283
Other assets................................................     515,778      579,972
                                                              ----------   ----------
Total assets................................................  $6,217,931   $6,332,843
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................  $  480,101   $  479,115
Amounts due to Textron Inc..................................      23,000       21,525
Deferred income taxes.......................................     406,294      389,653
Debt........................................................   4,330,064    4,406,966
Junior subordinated debentures..............................          --       26,421
                                                              ----------   ----------
Total liabilities...........................................   5,239,459    5,323,680
SHAREHOLDER'S EQUITY
Common stock ($100 par value, 4,000 shares authorized; 2,500
  shares issued and outstanding)............................         250          250
Capital surplus.............................................     573,676      573,676
Investment in parent company preferred stock................     (25,000)     (25,000)
Accumulated other comprehensive loss........................     (10,447)      (1,676)
Retained earnings...........................................     439,993      461,913
                                                              ----------   ----------
Total shareholder's equity..................................     978,472    1,009,163
                                                              ----------   ----------
Total liabilities and shareholder's equity..................  $6,217,931   $6,332,843
                                                              ==========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                                 2004          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $    45,080   $    30,797
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Provision for losses......................................       33,637        50,036
  Deferred income tax provision.............................       21,824        22,232
  Depreciation..............................................       18,445        16,047
  Amortization..............................................        5,539         5,190
  (Decrease) increase in accrued interest and other
     liabilities............................................     (100,980)        6,053
  Noncash gains on securitizations and syndications.........       (5,582)       (5,381)
  Other.....................................................        3,398        (3,640)
                                                              -----------   -----------
          Net cash provided by operating activities of
            continuing operations...........................       21,361       121,334
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (5,129,537)   (4,199,668)
Finance receivables repaid..................................    4,707,421     3,782,633
Proceeds from receivable sales, including securitizations...      247,669       449,788
Proceeds from disposition of operating leases and other
  assets....................................................       32,848        48,605
Purchase of assets for operating leases.....................      (19,435)      (28,324)
Proceeds from disposition of repossessed assets and real
  estate owned..............................................       12,830        21,788
Other capital expenditures..................................       (4,903)       (9,259)
Other investments...........................................       41,794        40,690
                                                              -----------   -----------
          Net cash (used) provided by investing activities
            of continuing operations........................     (111,313)      106,253
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      445,066       814,393
Principal payments on long-term debt........................     (550,066)     (460,180)
Redemption of junior subordinated debentures................      (26,200)           --
Net increase (decrease) in commercial paper.................       57,445      (320,253)
Net increase in other short-term debt.......................          445        14,826
Principal payments on nonrecourse debt......................      (39,999)      (44,481)
Net decrease in amounts due to Textron Inc..................           --           (66)
Capital contributions from Textron Inc......................        4,505         4,505
Dividends paid to Textron Inc...............................      (71,505)      (39,505)
                                                              -----------   -----------
          Net cash used by financing activities of
            continuing operations...........................     (180,309)      (30,761)
Effect of exchange rate changes on cash and equivalents.....          302            60
                                                              -----------   -----------
NET CASH (USED) PROVIDED BY CONTINUING OPERATIONS...........     (269,959)      196,886
NET CASH USED BY DISCONTINUED OPERATIONS....................           --      (172,538)
                                                              -----------   -----------
Net (decrease) increase in cash and equivalents.............     (269,959)       24,348
Cash and equivalents at beginning of period.................      357,307        21,287
                                                              -----------   -----------
Cash and equivalents at end of period.......................  $    87,348   $    45,635
                                                              ===========   ===========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                               INVESTMENT     ACCUMULATED
                                                IN PARENT        OTHER
                           COMMON   CAPITAL      COMPANY     COMPREHENSIVE   RETAINED
                           STOCK    SURPLUS    PREF. STOCK       LOSS        EARNINGS      TOTAL
                           ------   --------   -----------   -------------   ---------   ----------
BALANCE DECEMBER 28,
  2002...................  $ 250    $573,676    $(25,000)      $(14,637)     $ 486,528   $1,020,817
Comprehensive income:
  Net income.............     --          --          --             --         80,385       80,385
  Other comprehensive
     income, net of
     income taxes:
     Unrealized net gains
       on hedge
       contracts.........     --          --          --         14,902             --       14,902
     Foreign currency
       translation
       adjustments.......     --          --          --          1,511             --        1,511
     Unrealized net
       losses on
       interest-only
       securities........     --          --          --         (3,452)            --       (3,452)
                                                               --------                  ----------
  Other comprehensive
     income..............     --          --          --         12,961             --       12,961
                                                                                         ----------
Comprehensive income.....     --          --          --             --             --       93,346
Capital contributions
  from Textron Inc.......     --       9,010          --             --             --        9,010
Dividends to Textron
  Inc....................     --      (9,010)         --             --       (105,000)    (114,010)
                           -----    --------    --------       --------      ---------   ----------
BALANCE JANUARY 3,
  2004...................    250     573,676     (25,000)        (1,676)       461,913    1,009,163
Comprehensive income:
  Net income.............     --          --          --             --         45,080       45,080
  Other comprehensive
     loss, net of income
     tax benefit:
     Foreign currency
       translation
       adjustments.......     --          --          --           (594)            --         (594)
     Unrealized net
       losses on hedge
       contracts.........     --          --          --         (1,404)            --       (1,404)
     Unrealized net
       losses on
       interest-only
       securities........     --          --          --         (6,773)            --       (6,773)
                                                               --------                  ----------
  Other comprehensive
     loss................     --          --          --         (8,771)            --       (8,771)
                                                                                         ----------
Comprehensive income.....     --          --          --             --             --       36,309
Capital contributions
  from Textron Inc.......     --       4,505          --             --             --        4,505
Dividends to Textron
  Inc....................     --      (4,505)         --             --        (67,000)     (71,505)
                           -----    --------    --------       --------      ---------   ----------
BALANCE JUNE 30, 2004....  $ 250    $573,676    $(25,000)      $(10,447)     $ 439,993   $  978,472
                           =====    ========    ========       ========      =========   ==========

     See notes to condensed consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 3, 2004. The accompanying condensed consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at June 30, 2004, and its consolidated results of operations and cash flows for each of the respective three- and six-month periods ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2004       2003       2004       2003
                                         --------   --------   --------   --------
                                                      (IN THOUSANDS)
Securitization gains...................  $16,624    $11,122    $29,187    $14,943
Servicing fees.........................    8,042      8,041     16,175     14,696
Prepayment income......................    5,110      3,258      7,687      5,922
Syndication income.....................    4,048      1,217      5,170      2,133
Investment income......................    2,979      1,957      4,849      5,553
Late charges...........................    1,769      2,091      3,631      4,262
Other..................................    6,228      3,903     11,648     12,654
                                         -------    -------    -------    -------
Total other income.....................  $44,800    $31,589    $78,347    $60,163
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

     The Company paid severance related benefits and other expenses of $6 million through June 30, 2004, which were charged against the restructuring reserve, leaving a balance in the reserve of $0.2 million. The

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Company will pay the remaining restructuring costs in 2004. The detail of the reserve account for the six months ended June 30, 2004, is presented below.

                                  SEVERANCE   CONTRACTUAL   OTHER ASSOCIATED
                                    COSTS     OBLIGATIONS        COSTS          TOTAL
                                  ---------   -----------   ----------------   -------
                                                     (IN THOUSANDS)
Balance at January 3, 2004......   $ 2,080       $ 191           $ 360         $ 2,631
Cash paid.......................    (2,080)       (121)           (206)         (2,407)
                                   -------       -----           -----         -------
Balance at June 30, 2004........   $    --       $  70           $ 154         $   224
                                   =======       =====           =====         =======

NOTE 4. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                      SIX MONTHS   TWELVE MONTHS
                                                        ENDED          ENDED
                                                       JUNE 30,     JANUARY 3,
                                                         2004          2004
                                                      ----------   -------------
                                                            (IN THOUSANDS)
Balance at beginning of period......................   $119,148      $ 144,907
Provision for losses................................     33,637         80,941
Charge-offs.........................................    (52,161)      (131,001)
Recoveries..........................................      8,543         13,776
Other...............................................      1,950         10,525
                                                       --------      ---------
Balance at end of period............................   $111,117      $ 119,148
                                                       ========      =========

NOTE 5. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                      JUNE 30,     JANUARY 3,
                                                        2004          2004
                                                     -----------   -----------
                                                          (IN THOUSANDS)
Total managed and serviced finance receivables.....  $ 8,793,994   $ 8,533,659
Third-party portfolio servicing....................     (507,660)     (488,133)
Nonrecourse participations.........................     (517,539)     (472,138)
SBA sales agreements...............................      (44,480)      (48,837)
                                                     -----------   -----------
Total managed finance receivables..................    7,724,315     7,524,551
Securitized receivables............................   (2,036,706)   (1,981,398)
Other managed finance receivables..................     (326,399)     (407,906)
                                                     -----------   -----------
Owned finance receivables..........................  $ 5,361,210   $ 5,135,247
                                                     ===========   ===========

     Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in the golf course and resort mortgage portfolios, which are sold to independent investors.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Owned receivables include approximately $83 million of finance receivables that were unfunded at June 30, 2004, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Condensed Consolidated Balance Sheets.

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

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $141.5 million of nonaccrual finance receivables at June 30, 2004, compared to $152.0 million at January 3, 2004. Nonaccrual finance receivables resulted in Textron Financial's revenues being reduced by approximately $8.3 million and $8.9 million for the first six months of 2004 and 2003, respectively. No interest income was recognized using the cash basis method. Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $93.1 million and $98.8 million at June 30, 2004 and January 3, 2004, respectively, which are on non-accrual status. Impaired loans with identified reserve requirements were $47.1 million and $47.4 million at June 30, 2004 and January 3, 2004, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $14.3 million and $17.8 million at June 30, 2004 and January 3, 2004, respectively. The average recorded investment in impaired loans during the first six months of 2004 was $98.3 million compared to $130.6 million in the corresponding period in 2003. In addition, the Company identified loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments, generally at market interest rates, but which continue to accrue interest income since full collection of principal and interest is not doubtful. The balance of these loans outstanding as of June 30, 2004 and January 3, 2004 were $15.7 million and $136.8 million, respectively.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to $45 million and $41 million at June 30, 2004 and January 3, 2004, and were 12.5% and 9.6% of captive finance receivables with recourse, respectively. Revenues recognized on delinquent accounts with recourse were approximately $1.5 million on an average balance of $41.3 million and $3.2 million on an average balance of $67.7 million during the first six months of 2004 and 2003, respectively.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7.  OTHER ASSETS

                                                          JUNE 30,   JANUARY 3,
                                                            2004        2004
                                                          --------   ----------
                                                             (IN THOUSANDS)
Retained interests in securitizations...................  $169,006    $197,706
Investment in equipment residuals.......................    92,258     109,182
Interest-only securities................................    61,565      72,505
Other long-term investments.............................    68,997      55,960
Fixed assets -- net.....................................    42,266      47,205
Repossessed assets and properties.......................     6,305      10,039
Other...................................................    75,381      87,375
                                                          --------    --------
Total other assets......................................  $515,778    $579,972
                                                          ========    ========

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized or sold in years 2000 through 2003.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

NOTE 8.  DEBT AND CREDIT FACILITIES

                                                        JUNE 30,    JANUARY 3,
                                                          2004         2004
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Short-term debt:
  Commercial paper...................................  $  554,301   $  496,856
  Other short-term debt..............................      23,221       22,776
                                                       ----------   ----------
          Total short-term debt......................     577,522      519,632
Long-term debt:
  5.65% -- 5.95% notes; due 2004 to 2007.............     691,219    1,106,219
  2.69% -- 3.47% notes; due 2006 to 2007.............     554,823      511,195
  6.00% -- 6.84% notes; due 2005 to 2009.............     565,760      565,760
  7.13% note; due 2004...............................     600,000      600,000
  7.25% note; due 2007...............................      29,688       30,148
  4.39% note; due 2004 to 2013.......................     400,000           --
  Variable rate notes; due 2004 to 2007..............     920,500    1,055,722
                                                       ----------   ----------
  Gross long-term debt...............................   3,761,990    3,869,044
  Unamortized discount...............................      (3,129)      (3,968)
  Fair value adjustment (in accordance with SFAS No.
     133)............................................      (6,319)      22,258
                                                       ----------   ----------
          Total long-term debt.......................   3,752,542    3,887,334
                                                       ----------   ----------
          Total debt.................................  $4,330,064   $4,406,966
                                                       ==========   ==========

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.36% during the six months ended June 30, 2004, and 1.53% at June 30, 2004.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.19% at June 30, 2004.

     Effective July 26, 2004, Textron Financial renewed and extended its $500 million bank line of credit. The Company has committed bank lines of credit of $1.5 billion, of which $500 million expires in 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Textron Financial's lines of credit, not reserved as support for commercial paper or utilized for letters of credit at June 30, 2004, were $918 million. During the first quarter of 2004, the Company established an Australian dollar (AUD) 100 million committed credit facility, of which AUD 74 million remained unused at June 30, 2004. The Australian facility expires in 2005. The Company also maintained a Canadian dollar (CAD) 50 million committed credit facility and a CAD 50 million uncommitted credit facility. At June 30, 2004, the Company had not used any portion of this facility. Effective July 1, 2004, the CAD 50 million committed credit facility was cancelled. The uncommitted credit facility expires in 2005. Textron Financial also has a $25 million multi-currency, committed credit facility, of which $20 million remained unused at June 30, 2004. The multi-currency facility expires in September 2004. Textron Financial generally pays fees in support of the committed lines. The Company expects to renew these facilities prior to expiration.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At both June 30, 2004 and January 3, 2004, the amount of debt related to these securitization trusts was $1.9 billion.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $460 million at June 30, 2004. In the first six months of 2004, Textron Financial declared and paid dividends of $72 million.

NOTE 9.  JUNIOR SUBORDINATED DEBENTURES

     On June 30, 2004, Textron Financial Corporation redeemed all of the $26 million Litchfield 10% Series A Junior Subordinated Debentures, due 2029. The debentures were held by a trust sponsored and wholly-owned by Litchfield Financial Corporation, a subsidiary of Textron Financial Corporation. The proceeds from the redemption were used to redeem all of the $26 million Litchfield Capital Trust I 10% Series A Trust Preferred Securities at par value of $10 per share. There was no gain or loss on the redemption.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME

     Accumulated other comprehensive (loss) income is as follows:

                                                           SIX MONTHS ENDED
                                                          -------------------
                                                          JUNE 30,   JUNE 30,
                                                            2004       2003
                                                          --------   --------
                                                            (IN THOUSANDS)
Beginning of period.....................................  $ (1,676)  $(14,637)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $1,107 and $657,
  respectively..........................................     1,845      1,095
Foreign currency translation adjustments................    (1,404)       666
Net deferred (loss) gain on hedge contracts, net of
  income taxes of $(1,313) and $6,043, respectively.....    (2,439)    10,071
Net deferred (loss) gain on interest-only securities,
  net of income taxes of $(4,064) and $8,014,
  respectively..........................................    (6,773)    13,357
                                                          --------   --------
End of period...........................................  $(10,447)  $ 10,552
                                                          ========   ========

     Comprehensive income is summarized below:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                         -------------------   -------------------
                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                           2004       2003       2004       2003
                                         --------   --------   --------   --------
                                                      (IN THOUSANDS)
Net income.............................  $24,171    $17,049    $45,080    $32,596
Other comprehensive (loss) income......   (1,835)    20,334     (8,771)    25,189
                                         -------    -------    -------    -------
Comprehensive income...................  $22,336    $37,383    $36,309    $57,785
                                         =======    =======    =======    =======

NOTE 11.  CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its subsidiary, Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." In the fourth quarter of 2003, the Company executed a settlement agreement with DOJ, which required the Company to offer affected consumers various options, ranging from cash payments to forgiveness of debt in exchange for return of the property. The Florida Attorney General's office also opened a preliminary investigation into Litchfield's activities relative to Buyer's Source. While the Company believes it had good defenses to any potential claims by the State of Florida, it has settled the matter with Florida. Such amounts are recorded in selling and administrative expense. On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the Buyer's Source matter. Among other claims, the purported class action alleges fraud in the financing of the third-party land developers described above and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this litigation. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

     On January 22, 2004, Litchfield and its former CFO entered into a memorandum of understanding, subject to court approval, relating to a pending class action (DynaCorp litigation) arising from the sale of

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

promissory notes issued by, and the operation of certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). This class action litigation, which was filed in 2001 in Superior Court in Marin County, California, alleged that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The preliminary settlement under the memorandum of understanding was accrued as part of legal costs and was reflected in selling and administrative expenses in the Consolidated Statements of Income for the year-ended January 3, 2004. The trial judge approved the settlement in July 2004.

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

NOTE 12. VARIABLE INTEREST ENTITIES

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Entities were previously consolidated by an enterprise that had a controlling financial interest through ownership of a majority voting interest in the entity.

     Subsequent to the original issuance of the Interpretation, the effective date for entities created or interests obtained prior to February 1, 2003 was deferred, and in December 2003, the FASB issued a revised version of FIN 46 that provided clarification of the original Interpretation. The Interpretation became effective for entities commonly referred to as special-purpose entities (SPE) in financial statement periods ending after December 15, 2003. The effective date for all other types of entities within the scope of the Interpretation is for financial statement periods ending after March 15, 2004. Textron Financial adopted the revised FIN 46 in the first quarter of 2004. The adoption did not have any impact on its results of operations or financial position.

NOTE 13. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance, syndicated bank loans and liquidating portfolios related to a strategic realignment of the Company's business and product lines into core and non-core businesses.

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Revenues:
  Distribution Finance.....................  $ 40,431   $ 38,248   $ 82,647   $ 75,648
  Golf Finance.............................    20,946     21,716     37,919     41,304
  Resort Finance...........................    19,746     21,270     39,572     40,224
  Aircraft Finance.........................    18,546     19,051     37,269     37,802
  Asset-Based Lending......................    13,710     14,937     27,310     29,307
  Structured Capital.......................    10,319      8,363     20,528     17,177
  Other....................................    13,238     18,947     25,832     41,116
                                             --------   --------   --------   --------
Total revenues.............................  $136,936   $142,532   $271,077   $282,578
                                             ========   ========   ========   ========
Income (loss) from continuing operations
  before income taxes and distributions on
  preferred securities:(1)(2)
  Distribution Finance.....................  $ 17,343   $ 15,694   $ 43,400   $ 28,953
  Golf Finance.............................     5,273      8,115      7,060     14,164
  Resort Finance...........................     1,615      5,230     (5,447)    11,431
  Aircraft Finance.........................     5,195      2,471     10,062        973
  Asset-Based Lending......................     4,666      5,141      7,522      8,746
  Structured Capital.......................     5,133      3,016      9,720      6,872
  Other....................................    (3,470)   (15,579)    (5,585)   (23,612)
                                             --------   --------   --------   --------
Income from continuing operations before
  income taxes and distributions on
  preferred securities.....................  $ 35,755   $ 24,088   $ 66,732   $ 47,527
                                             ========   ========   ========   ========

                                                               JUNE 30,    JANUARY 3,
                                                                 2004         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Finance assets:(3)
  Resort Finance............................................  $1,325,729   $1,070,352
  Aircraft Finance..........................................   1,035,475    1,160,029
  Golf Finance..............................................   1,005,181      886,011
  Distribution Finance......................................     872,885      824,618
  Structured Capital........................................     632,436      634,308
  Asset-Based Lending.......................................     521,505      467,759
  Other.....................................................     561,559      747,744
                                                              ----------   ----------
Total finance assets........................................  $5,954,770   $5,790,821
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

KEY BUSINESS INITIATIVES AND TRENDS

     Portfolio quality improved during the second quarter of 2004. The percentage of accounts greater than 60 days past due decreased slightly to 2.32% from 2.38% and 2.39% at March 31, 2004 and January 3, 2004, respectively, and nonperforming assets decreased $18 million and $14 million, to $148 million, from March 31, 2004 and January 3, 2004, respectively. As a result, the provision for credit losses decreased $12 million and $16 million for the three and six months ended June 30, 2004, as compared to the corresponding periods in 2003. At current levels of delinquency and nonperforming assets, the Company expects stability in these levels for the remainder of 2004; however, the Company could experience an out-of-trend result in any one quarter.

     The liquidation of non-core assets in the Other segment continued in the second quarter of 2004. Finance assets in the Other segment decreased $141 million and $186 million, to $562 million, at June 30, 2004 as compared to March 31, 2004 and January 3, 2004, respectively. This decrease was primarily due to portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media portfolios.

     Advances in portfolio quality were partially offset in the second quarter by weakening of the Company's operating efficiency ratio to 49.6% for the second quarter versus 46.5% in the same period last year, reflecting a $2 million increase in accrued litigation expense related to the reversal of a legal judgment, which had been settled in the Company's favor in a previous year. For the first six months of 2004, operating efficiency improved to 47.1% versus 47.4% in the prior year. The Company continued to recognize the benefits of the restructuring program implemented in the fourth quarter of 2003 and recurring legal and collection expenses stabilized, reflecting the improvements in portfolio quality. However, these improvements were partially offset by increases in employee salaries and benefits.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial mitigates liquidity risk (i.e., the risk that the Company will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. The Company uses a variety of financial resources to meet these capital needs. Cash is provided from collections and sales of finance receivables and the issuance of commercial paper and term debt in the public and private markets, as well as finance receivable securitizations. This diversity of capital resources enhances the Company's funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit have recently been well in excess of outstanding commercial paper levels, with coverage of 271% and 302% at June 30, 2004 and January 3, 2004, respectively. These lines of credit currently total $1.5 billion, of which $500 million expires in 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. In addition, Textron Financial is permitted to borrow under Textron's $1.25 billion revolving credit facilities, of which $250 million expires in 2005 and $1.0 billion expires in 2007. None of these lines of credit were used at June 30, 2004, or January 3, 2004. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $918 million at June 30, 2004, compared to $966 million at January 3, 2004. The Company maintains a CAD 50 million uncommitted credit facility. This facility expires in September 2004 and was unused at both June 30, 2004 and January 3, 2004. During the first quarter of 2004, Textron Financial established an AUD 100 million committed credit facility, of which AUD 74 million remained unused at June 30, 2004. The Australian facility expires in 2005. Textron Financial also has a $25 million multi-currency committed credit facility, of which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$20 million remained unused at June 30, 2004. This facility also expires in 2005. The Company expects to renew these facilities prior to expiration.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Financial issued a $45 million term note during the first half of 2004. The proceeds from this issuance were used to refinance maturing debt. At June 30, 2004, Textron Financial had $3.6 billion available under this registration statement.

     Cash flows provided by operating activities of continuing operations were $21 million during the first six months of 2004, compared to $121 million in the corresponding period of 2003. The decrease in cash flows was primarily due to the timing of payments of accrued interest and other liabilities, principally as a result of a $60 million income tax payment and settlements of terminated interest rate exchange agreements.

     Cash flows (used) provided by investing activities of continuing operations were $(111) million during the first six months of 2004, compared to $106 million in the corresponding period of 2003. The decrease in cash flows largely resulted from a decrease in proceeds from receivable sales, including securitizations. The reduction in proceeds is primarily attributable to the sale of a $95 million franchise portfolio in the first six months of 2003 as well as a $75 million incremental increase in the utilization of the Distribution Finance conduit in 2003 as compared to the corresponding period of 2004.

     Cash flows used in financing activities of continuing operations were $180 million during the first six months of 2004, compared to $31 million in the corresponding period of 2003. The increase in cash used by financing activities during the first six months of 2004 compared to the corresponding period in 2003 principally reflects a net reduction of debt outstanding as a result of cash on hand from the sale of discontinued operations at the end of 2003 and an increase in the dividends paid to Textron.

     Net cash used in discontinued operations of $173 million during the first half of 2003 represents the operating and investing activities of the small business direct portfolio (small business finance) that was sold in December 2003. The cash used by discontinued operations was funded through the issuance of commercial paper and was not a separate activity of the discontinued operation.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 82% at June 30, 2004, and 81% at January 3, 2004. Textron Financial's ratio of earnings to fixed charges was 1.90x for the six months ended June 30, 2004, compared to 1.53x for the corresponding period in 2003. Commercial paper and Other short-term debt as a percentage of total debt was 13% at June 30, 2004, compared to 12% at the end of 2003.

     During the first six months of 2004, Textron Financial declared and paid dividends to Textron of $71.5 million, compared to dividends declared and paid of $39.5 million during the corresponding period of 2003. The increase in 2004 was due to excess capital that resulted from the continued liquidation of non-core assets and increased profitability. Textron contributed capital of $4.5 million to Textron Financial in the first six months of 2004 and 2003, which consisted of Textron's dividend on the preferred stock held by Textron Funding Corporation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $248 million in the first half of 2004, compared with $450 million in the first half of 2003. The Company has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire debt. Gains related to these transactions amounted to $29.2 million and $14.9 million during the first half of 2004 and 2003, respectively. Of the $29.2 million of securitization gains in 2004, $24.0 million were related to recurring finance receivable sales into the Distribution Finance revolving securitization conduit, while $2.1 million and $3.1 million were related to incremental finance receivable sales into the Distribution Finance and Aircraft Finance securitization conduits, respectively. Cash collections on current and prior period securitization gains were $32.5 million and $21.1 million for the first six months of 2004 and 2003, respectively.

Managed Finance Assets

     Managed finance assets consist of owned finance assets, and finance receivables that Textron Financial has sold in securitizations or similar structures and continues to service. Finance assets include finance receivables, equipment on operating leases -- net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals, ADC arrangements, and other long-term investments (some of which are classified in Other assets in Textron Financial's Consolidated Balance Sheets). The managed finance assets of our business segments at June 30, 2004, and January 3, 2004 are presented in the following table.

                                                                             INCREASE/
                                        JUNE 30, 2004     JANUARY 3, 2004    (DECREASE)
                                       ----------------   ----------------   ----------
                                                    (DOLLARS IN THOUSANDS)
Distribution Finance.................  $2,179,843    26%  $1,987,299    24%  $ 192,544
Aircraft Finance.....................   1,742,164    21%   1,914,147    23%   (171,983)
Resort Finance.......................   1,352,701    16%   1,134,951    14%    217,750
Golf Finance.........................   1,331,580    16%   1,293,917    16%     37,663
Structured Capital...................     632,436     8%     634,308     8%     (1,872)
Asset-Based Lending..................     521,505     6%     467,759     6%     53,746
Other................................     557,645     7%     747,744     9%   (190,099)
                                       ----------   ---   ----------   ---   ---------
Total managed finance assets.........  $8,317,874   100%  $8,180,125   100%  $ 137,749
                                       ==========   ===   ==========   ===   =========

     Managed finance assets within the core businesses increased $328 million, primarily as a result of growth in the Resort Finance and private brands portfolio within Distribution Finance. This increase was partially offset by higher collections, net of new finance receivable originations, and payoff of a large customer in Aircraft Finance. The growth in the Resort Finance portfolio reflects stronger originations and a $132 million portfolio purchase. The decrease in the Other segment represents the continued portfolio collections, prepayments and sales of the liquidating portfolios.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at June 30, 2004 and January 3, 2004 by business segment.

                                                        JUNE 30,         JANUARY 3,
                                                          2004              2004
                                                     ---------------   ---------------
                                                          (DOLLARS IN THOUSANDS)
Resort Finance.....................................  $ 66,319   5.00%  $ 55,118   5.15%
Golf Finance.......................................    16,716   1.66%    21,507   2.43%
Aircraft Finance...................................    12,452   1.20%    25,628   2.21%
Distribution Finance...............................     6,832   0.78%    11,117   1.35%
Asset-Based Lending................................     6,140   1.18%     5,844   1.25%
Other..............................................    39,355   7.01%    42,775   5.72%
                                                     --------          --------
Total nonperforming assets.........................  $147,814   2.48%  $161,989   2.80%
                                                     ========          ========

     In general, the Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Nonperforming assets decreased $14.2 million at June 30, 2004, as compared to January 3, 2004 and, at current levels, the Company expects the balances to remain relatively stable. The increase in Resort Finance primarily reflects an increase in the land finance portfolio. Management believes that the nonperforming asset level within land finance is at, or near, its peak.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors.

     Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At June 30, 2004, floating rate liabilities in excess of floating rate assets were $312 million, net of $2.2 billion of interest rate exchange agreements on fixed rate long-term debt and $222 million of interest rate exchange agreements on fixed rate finance receivables. Classified within fixed rate assets are approximately $952 million of floating rate loans with index rate floors that are, on average, 123 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. Generally, in periods of a low interest rate environment, the Company has benefited from these interest rate floor agreements. However, during periods of rising interest rates, this benefit will dissipate until such time as the prime rate exceeds the floor rates embedded in these agreements. In addition, $775 million of floating rate receivables with index rate floors have been sold into the Distribution Finance securitization conduit. Since this conduit issues floating rate liabilities to investors, Textron Financial currently benefits, in connection with the Company's ownership of the conduit's residual interest, from the interest differential between the floor rates and the index rates. On average, these receivables have index rate floors that are 171 basis points above the applicable index rate.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. Changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at June 30, 2004, indicates that an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $4.1 million for the following twelve-month period.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining non-functional currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $2.9 million at June 30, 2004.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 VS. JUNE 30, 2003

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Finance charges and discounts..............  $ 85,105   $104,637   $179,156   $208,396
Rental revenues on operating leases........     7,031      6,306     13,574     14,019
Other income...............................    44,800     31,589     78,347     60,163
                                             --------   --------   --------   --------
Total revenues.............................   136,936    142,532    271,077    282,578
Interest expense...........................    34,092     45,072     72,556     88,775
Depreciation of equipment on operating
  leases...................................     4,450      3,758      8,632      8,295
                                             --------   --------   --------   --------
Net interest margin........................  $ 98,394   $ 93,702   $189,889   $185,508
                                             ========   ========   ========   ========
Portfolio yield............................      7.04%      7.49%      7.42%      7.64%
Net interest margin as a percentage of
  average net investment...................      7.80%      6.45%      7.54%      6.52%

     The decrease in finance charges principally reflects lower average finance receivables of $712 million and $602 million for the three and six months ended June 30, 2004, respectively, and a lower interest rate environment. The increase in other income was mostly due to higher securitization gains in Distribution Finance ($8.1 million and $14.5 million), increased syndication gains ($2.8 million and $3.0 million) and increased prepayment income ($1.9 million and $1.8 million) for the three and six months ended June 30, 2004, respectively. The increase in Distribution Finance securitization gains was due to a $355 million and $330 million average increase in finance receivables sold for the three and six months ended June 30, 2004, respectively and improved pricing on the revolving conduit. Cash collected on the Company's retained interest in the conduit also increased $8.5 million and $11.8 million for the three and six months ended June 30, 2004,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

respectively. Interest expense decreased 24% and 18% for three and six months ended June 30, 2004, respectively, compared to the corresponding periods in 2003, which exceeds the comparable decreases in finance charges of 19% and 14%. This decrease reflects relatively lower money cost due to the maturity of higher rate debt.

SELLING AND ADMINISTRATIVE EXPENSES

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Selling and administrative expenses as a
  percentage of managed and serviced
  receivables..................................     2.27%      1.88%      2.08%      1.92%
Operating efficiency ratio.....................     49.6%      46.5%      47.1%      47.4%
Selling and administrative expenses............  $48,804    $43,580    $89,520    $87,945
                                                 =======    =======    =======    =======

     The increase in selling and administrative expense reflects increases in employee salaries and benefits ($2.8 million and $1.8 million) and increased depreciation expense ($1.0 million and $1.8 million) for the three and six months ended June 30, 2004, respectively. Legal and collection expense increased $2.8 million for the three months ended June 30, 2004 and decreased $2.5 million for the six months ended June 30, 2004. The increase for the second quarter was primarily due to the reversal of a $2.0 million legal judgment, which had been settled in the Company's favor in a previous period. This judgment offsets the overall decrease in legal and collection expenses for the first six months of 2004 resulting from improved portfolio quality. The increase in employee salaries and benefits principally reflects higher health care costs and increased performance based compensation tied to the Company's improved profitability.

PROVISION FOR LOSSES

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                             -------------------   -------------------
                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
                                                          (IN THOUSANDS)
Allowance for losses on receivables
  beginning of period......................  $119,599   $146,374   $119,148   $144,885
Provision for losses.......................    13,835     26,034     33,637     50,036
Less net charge-offs:
  Resort Finance...........................    14,829      2,329     21,177      3,201
  Distribution Finance.....................     3,652      3,599      6,869      8,046
  Aircraft Finance.........................     2,772      5,875      3,035     10,390
  Asset-Based Lending......................       864        271        516      5,755
  Golf Finance.............................       491      1,092        504      1,960
  Structured Capital.......................        --         --         --         --
  Other....................................     1,661     17,376     11,516     23,703
                                             --------   --------   --------   --------
Total net charge-offs......................    24,267     30,542     43,618     53,055
Acquisitions and Other.....................     1,950         --      1,950         --
                                             --------   --------   --------   --------
Allowance for losses on receivables end of
  period...................................  $111,117   $141,866   $111,117   $141,866
                                             ========   ========   ========   ========

     The decrease in the provision largely reflects an improvement in portfolio quality. Nonperforming assets decreased $58.5 million to $147.8 million at June 30, 2004 from $206.3 million at June 30, 2003. The decrease in net charge-offs was primarily attributable to Aircraft Finance and Other, partially offset by an increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Resort Finance. The decrease in Aircraft Finance reflects an improvement in general economic conditions and aircraft values, and the decrease in Other reflects the Company's reduced level of exposure to non-core assets. The increase in Resort Finance primarily relates to the charge-off of two accounts for which reserves had been previously provided.

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

  Distribution Finance

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $40,431    $38,248    $82,647    $75,648

Net interest margin............................  $37,098    $32,875    $75,395    $64,920
Selling and administrative expenses............   16,187     13,367     30,126     25,379
Provision for losses...........................    3,568      3,814      1,869     10,588
                                                 -------    -------    -------    -------
Segment income.................................  $17,343    $15,694    $43,400    $28,953
                                                 =======    =======    =======    =======

     The increase in Distribution Finance segment income reflected lower provision for losses and a higher net interest margin, partially offset by higher selling and administrative expenses. The increase in net interest margin for the three and six months ended June 30, 2004 was primarily due to an increase in other income from increased revolving conduit securitization activity ($8.1 million and $14.5 million). The decrease in provision for losses represents a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in 12- and 36-month loss to liquidation ratios.

  Resort Finance

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $19,746    $21,270    $39,572    $40,224


Net interest margin............................  $13,709    $14,003    $27,380    $26,805
Selling and administrative expenses............    6,213      5,832     12,339     11,077
Provision for losses...........................    5,881      2,941     20,488      4,297
                                                 -------    -------    -------    -------
Segment income.................................  $ 1,615    $ 5,230    $(5,447)   $11,431
                                                 =======    =======    =======    =======

     Resort Finance segment income decreased, reflecting a higher provision for losses. The increase in provision for losses for both the three- and six-month periods is primarily due to an increase in nonperforming asset levels in the land finance portfolio, specific reserving actions taken on several nonperforming accounts and an increase in finance receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Aircraft Finance

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $18,546    $19,051    $37,269    $37,802


Net interest margin............................  $ 9,260    $ 7,015    $17,744    $12,682
Selling and administrative expenses............    3,295      4,143      6,912      8,458
Provision for losses...........................      770        401        770      3,251
                                                 -------    -------    -------    -------
Segment income.................................  $ 5,195    $ 2,471    $10,062    $   973
                                                 =======    =======    =======    =======

     The improvement in Aircraft Finance segment income was primarily due to an increase in net interest margin and reduced selling and administrative expenses for both the three and six months ended June 30, 2004, and a decrease in the provision for losses for the six months ended June 30, 2004. The increase in net interest margin reflected an increase in other income, primarily as a result of increased securitization gains ($1.7 million) for the six months ended June 30, 2004, as well as improvement in receivable yields for both the three and six months ended June 30, 2004. The reduction in selling and administrative expenses reflects lower legal and collection expenses as a result of improved credit quality. Improvements in credit quality, evidenced by a $13.2 million decrease in nonperforming asset levels from January 3, 2004, also contributed to the reduction in provision for losses.

  Golf Finance

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $20,946    $21,716    $37,919    $41,304


Net interest margin............................  $11,971    $13,337    $19,812    $24,173
Selling and administrative expenses............    5,202      4,486      9,608      8,719
Provision for losses...........................    1,496        736      3,144      1,290
                                                 -------    -------    -------    -------
Segment income.................................  $ 5,273    $ 8,115    $ 7,060    $14,164
                                                 =======    =======    =======    =======

     Golf Finance segment income decreased primarily as a result of lower net interest margin and higher provision for losses. The decrease in net interest margin was mostly due to lower other income ($0.6 million and $2.5 million), lower pricing and increased interest expense as a result of higher debt levels from a reduction in deferred income tax liabilities. The decrease in other income resulted from lower earnings on retained securitization interests due to the voluntary liquidation and termination of a golf equipment securitization conduit in the fourth quarter of 2003, and to a one-time advisory fee of $1.5 million that was earned in the first quarter of 2003. Decreases in securitization gains due to the voluntary liquidation and termination of a golf equipment securitization conduit in 2003 were offset by an increase in syndication income related to golf course mortgages. The increase in provision for losses reflects higher reserving requirements related to nonperforming assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 Asset-Based Lending

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $13,710    $14,937    $27,310    $29,307
Net interest margin............................  $11,357    $12,113    $22,371    $23,499
Selling and administrative expenses............    5,857      6,722     11,116     13,240
Provision for losses...........................      834        250      3,733      1,513
                                                 -------    -------    -------    -------
Segment income.................................  $ 4,666    $ 5,141    $ 7,522    $ 8,746
                                                 =======    =======    =======    =======

     Asset-Based Lending segment income decreased slightly due to a higher provision for losses as a result of a slight increase in nonperforming assets, and a $54 million increase in finance receivables as compared to January 3, 2004, partially offset by lower selling and administrative expenses primarily as a result of the restructuring program implemented during the fourth quarter of 2003.

  Structured Capital

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 -------------------   -------------------
                                                 JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
                                                              (IN THOUSANDS)
Revenues.......................................  $10,319     $8,363    $20,528    $17,177
Net interest margin............................  $ 6,177     $3,704    $11,506    $ 8,316
Selling and administrative expenses............    1,044        688      1,786      1,444
Provision for losses...........................       --         --         --         --
                                                 -------     ------    -------    -------
Segment income.................................  $ 5,133     $3,016    $ 9,720    $ 6,872
                                                 =======     ======    =======    =======

     Structured Capital segment income increased as a result of higher net interest margin, primarily due to higher average finance receivables ($48 million and $51 million) for the three and six months ended June 30, 2004.

  Other Segment

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                               -------------------   -------------------
                                               JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                 2004       2003       2004       2003
                                               --------   --------   --------   --------
                                                            (IN THOUSANDS)
Revenues.....................................  $13,238    $ 18,947   $25,832    $ 41,116
Net interest margin..........................  $ 8,822    $ 10,655   $15,681    $ 25,113
Selling and administrative expenses..........   11,006       8,342    17,633      19,625
Provision for losses.........................    1,286      17,892     3,633      29,100
                                               -------    --------   -------    --------
Segment income...............................  $(3,470)   $(15,579)  $(5,585)   $(23,612)
                                               =======    ========   =======    ========

     Other segment loss decreased, reflecting a significantly lower provision for losses and lower selling and administrative expenses, partially offset by a lower net interest margin. The decrease in the provision for losses reflects a declining level of nonperforming assets and delinquencies within the media, franchise and syndicated bank loan portfolios, and a decrease in finance receivables of $192 million from January 3, 2004, which resulted in lower provisioning requirements. The lower selling and administrative expenses for the six months ended June 30, 2004, and lower net interest margin for both the three and six months ended June 30, 2004 largely reflect the continued liquidation of the finance receivables within these non-core businesses through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

portfolio sales, prepayments and collections, partially offset by an increase in prepayment income, primarily related to the media finance portfolio ($2.1 million), in the second quarter of 2004. Average finance receivables declined $412.3 million and $442.3 million in 2004, as compared to the corresponding three and six month periods in 2003. The increased selling and administrative expenses for the three months ended June 30, 2004 was primarily the result of the reversal of a $2.0 million legal judgment, which had been settled in the Company's favor in a previous period.

INCOME FROM CONTINUING OPERATIONS

  Three months ended June 30, 2004 vs. June 30, 2003

     Income from continuing operations of $24.2 million for the second quarter of 2004 was $8.6 million, or 56%, higher than the corresponding period of 2003. The increase was primarily due to a $12.2 million reduction in provision for losses as a result of improving portfolio quality and a $4.7 million increase in net interest margin as a result of other income from securitizations, syndications and prepayment penalties, partially offset by a $5.2 million increase in selling and administrative expenses, primarily due to increases in employee salaries and benefits costs and an increase in litigation related expense.

  Six months ended June 30, 2004 vs. June 30, 2003

     Income from continuing operations of $45.1 million for the six months ended 2004 was $14.3 million, or 46%, higher than the corresponding period of 2003. The increase was primarily due to a $16.4 million reduction in provision for losses as a result of improving portfolio quality and a $4.4 million increase in net interest margin as a result of other income from securitizations, syndications, and prepayment penalties, partially offset by a $1.6 million increase in selling and administrative expenses, primarily due to increases in employee salaries and benefits costs, offset by lower legal and collection expense.

SELECTED FINANCIAL RATIOS

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 --------------------    --------------------
                                                 JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                   2004        2003        2004        2003
                                                 --------    --------    --------    --------
Net interest margin as a percentage of average
  net investment(1)............................    7.80%       6.45%       7.54%       6.52%
Return on average equity.......................    9.93%       6.68%       9.15%       6.44%
Return on average assets.......................    1.58%       0.94%       1.48%       0.98%
Ratio of earnings to fixed charges.............    2.03x       1.53x       1.90x      1.53x
Selling and administrative expenses as a
  percentage of average managed and serviced
  finance receivables(2).......................    2.27%       1.88%       2.08%       1.92%
Operating efficiency ratio(3)..................    49.6%       46.5%       47.1%       47.4%
Net charge-offs as a percentage of average
  finance receivables..........................    1.88%       2.07%       1.69%       1.84%

                                                              JUNE 30,   JANUARY 3,
                                                                2004        2004
                                                              --------   ----------
60+ days contractual delinquency as a percentage of finance
  receivables(4)............................................    2.32%       2.39%
Nonperforming assets as a percentage of finance assets(5)...    2.48%       2.80%
Allowance for losses on receivables as a percentage of
  finance receivables.......................................     2.1%        2.3%
Allowance for losses as a percentage of nonaccrual finance
  receivables...............................................    78.5%       78.4%
Total debt to tangible shareholder's equity(6)..............    5.28x      5.24x

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

(4) Delinquency excludes captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables.

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

FORWARD-LOOKING INFORMATION

     Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they were made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to achieve savings from its restructuring plans;
(b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (e) the ability to control costs and successful implementation of various cost reduction programs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates;
(i) access to equity in the form of retained earnings and capital contributions from Textron; and (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

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

NOTE: Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial Corporation have not been filed as exhibits to this Report because the authorized principal amount of any one such issue does not exceed 10% of the total assets of Textron Financial Corporation and its subsidiaries on a consolidated basis. Textron Financial Corporation agrees to furnish a copy of each such instrument to Commission upon request.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004                      TEXTRON FINANCIAL CORPORATION

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