Form 10-Q
period 2004-09-30
TEXTRON FINANCIAL CORP
filed 2004-11-09
CIK 709255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [ ]     No [X]

     All of the shares of common stock of the registrant are owned by Textron
Inc.

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Consolidated Statements of Income for the three and nine
     months ended September 30, 2004 and 2003 (unaudited)...    2
  Consolidated Balance Sheets at September 30, 2004 and
     January 3, 2004 (unaudited)............................    3
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2004 and 2003 (unaudited)..........    4
  Consolidated Statements of Changes in Shareholder's Equity
     through September 30, 2004 (unaudited).................    5
  Notes to Consolidated Financial Statements (unaudited)....    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................   26
Item 4. CONTROLS AND PROCEDURES.............................   27
PART II. OTHER INFORMATION
Item 6. EXHIBITS............................................   28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
                                                                    (IN MILLIONS)
Finance charges and discounts.............      $ 90            $ 96            $269            $304
Rental revenues on operating leases.......         8               7              22              21
Other income..............................        31              33             109              93
                                                ----            ----            ----            ----
TOTAL REVENUES............................       129             136             400             418
Interest expense..........................        38              43             111             132
Depreciation of equipment on operating
  leases..................................         5               5              14              13
                                                ----            ----            ----            ----
NET INTEREST MARGIN.......................        86              88             275             273
Selling and administrative expenses.......        44              46             132             133
Provision for losses......................        14              18              48              68
                                                ----            ----            ----            ----
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES....................        28              24              95              72
Income taxes..............................         9               8              31              24
Distributions on preferred securities, net
  of tax benefit..........................        --              --              --               1
                                                ----            ----            ----            ----
INCOME FROM CONTINUING OPERATIONS.........        19              16              64              47
Income from discontinued operations, net
  of income taxes.........................        --              --              --               2
                                                ----            ----            ----            ----
NET INCOME................................      $ 19            $ 16            $ 64            $ 49
                                                ====            ====            ====            ====

          See notes to consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   JANUARY 3,
                                                                  2004           2004
                                                              -------------   ----------
                                                                    (IN MILLIONS)
ASSETS
Cash and equivalents........................................     $  123         $  357
Finance receivables, net of unearned income:
  Installment contracts.....................................      1,368          1,396
  Revolving loans...........................................      1,508          1,194
  Distribution finance receivables..........................        842            778
  Golf course and resort mortgages..........................        967            945
  Leveraged leases..........................................        563            513
  Finance leases............................................        373            309
                                                                 ------         ------
Total finance receivables...................................      5,621          5,135
  Allowance for losses on receivables.......................       (102)          (119)
                                                                 ------         ------
Finance receivables -- net..................................      5,519          5,016
Equipment on operating leases -- net........................        223            210
Goodwill....................................................        169            169
Other assets................................................        510            581
                                                                 ------         ------
Total assets................................................     $6,544         $6,333
                                                                 ======         ======
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................     $  433         $  479
Amounts due to Textron Inc. ................................         14             22
Deferred income taxes.......................................        450            390
Debt........................................................      4,648          4,407
Junior subordinated debentures..............................         --             26
                                                                 ------         ------
Total liabilities...........................................      5,545          5,324
SHAREHOLDER'S EQUITY
Capital surplus.............................................        574            574
Investment in parent company preferred stock................        (25)           (25)
Accumulated other comprehensive loss........................         (6)            (2)
Retained earnings...........................................        456            462
                                                                 ------         ------
Total shareholder's equity..................................        999          1,009
                                                                 ------         ------
Total liabilities and shareholder's equity..................     $6,544         $6,333
                                                                 ======         ======

          See notes to consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                               2004      2003
                                                              -------   -------
                                                                (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $    64   $    47
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Provision for losses......................................       48        68
  Deferred income tax provision.............................       26        45
  Depreciation..............................................       27        24
  Amortization..............................................        8         8
  Decrease in accrued interest and other liabilities........      (66)       (5)
  Noncash gains on securitizations and syndications.........       (6)       (8)
  Other.....................................................       12        (3)
                                                              -------   -------
          Net cash provided by operating activities of
           continuing operations............................      113       176
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (7,862)   (6,913)
Finance receivables repaid..................................    6,870     6,179
Proceeds from receivable sales, including securitizations...      302       538
Proceeds from disposition of operating leases and other
  assets....................................................       67        64
Purchase of assets for operating leases.....................      (47)      (47)
Proceeds from disposition of repossessed assets and real
  estate owned..............................................       17        28
Other capital expenditures..................................       (8)      (13)
Other investments...........................................       51        72
                                                              -------   -------
          Net cash used by investing activities of
           continuing operations............................     (610)      (92)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................      770       815
Principal payments on long-term debt........................     (550)   (1,031)
Proceeds from issuance of nonrecourse debt..................      178       199
Redemption of junior subordinated debentures................      (26)       --
Net increase in commercial paper............................       14       215
Net (decrease) increase in other short-term debt............       (7)       10
Principal payments on nonrecourse debt......................      (48)      (59)
Capital contributions from Textron Inc. ....................        7         7
Dividends paid to Textron Inc. .............................      (77)      (49)
                                                              -------   -------
          Net cash provided by financing activities of
           continuing operations............................      261       107
Effect of exchange rate changes on cash.....................        2        --
                                                              -------   -------
NET CASH (USED) PROVIDED BY CONTINUING OPERATIONS...........     (234)      191
NET CASH USED BY DISCONTINUED OPERATIONS....................       --      (170)
                                                              -------   -------
Net (decrease) increase in cash and equivalents.............     (234)       21
Cash and equivalents at beginning of period.................      357        21
                                                              -------   -------
Cash and equivalents at end of period.......................  $   123   $    42
                                                              =======   =======

          See notes to consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                     INVESTMENT     ACCUMULATED
                                                      IN PARENT        OTHER                      TOTAL
                                           CAPITAL     COMPANY     COMPREHENSIVE   RETAINED   SHAREHOLDER'S
                                           SURPLUS   PREF. STOCK       LOSS        EARNINGS      EQUITY
                                           -------   -----------   -------------   --------   -------------
                                                                    (IN MILLIONS)
BALANCE DECEMBER 28, 2002................   $574        $(25)           $(15)        $487        $1,021
Comprehensive income:
  Net income.............................     --          --              --           80            80
  Other comprehensive income, net of
     income taxes:
     Unrealized net gains on hedge
       contracts.........................     --          --              15           --            15
     Foreign currency translation
       adjustments.......................     --          --               2           --             2
     Unrealized net losses on
       interest-only and marketable
       equity securities.................     --          --              (4)          --            (4)
                                                                        ----                     ------
  Other comprehensive income.............     --          --              13           --            13
                                                                                                 ------
Comprehensive income.....................     --          --              --           --            93
Capital contributions from Textron
  Inc. ..................................      9          --              --           --             9
Dividends to Textron Inc. ...............     (9)         --              --         (105)         (114)
                                            ----        ----            ----         ----        ------
BALANCE JANUARY 3, 2004..................    574         (25)             (2)         462         1,009
Comprehensive income:
  Net income.............................     --          --              --           64            64
  Other comprehensive loss, net of income
     tax benefit:
     Foreign currency translation
       adjustments.......................     --          --               3           --             3
     Unrealized net losses on hedge
       contracts.........................     --          --              (1)          --            (1)
     Unrealized net losses on
       interest-only and marketable
       equity securities.................     --          --              (6)          --            (6)
                                                                        ----                     ------
  Other comprehensive loss...............     --          --              (4)          --            (4)
                                                                                                 ------
Comprehensive income.....................     --          --              --           --            60
Capital contributions from Textron
  Inc. ..................................      7          --              --           --             7
Dividends to Textron Inc. ...............     (7)         --              --          (70)          (77)
                                            ----        ----            ----         ----        ------
BALANCE SEPTEMBER 30, 2004...............   $574        $(25)           $ (6)        $456        $  999
                                            ====        ====            ====         ====        ======

          See notes to consolidated financial statements (unaudited).

                         TEXTRON FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 3, 2004. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at September 30, 2004, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. OTHER INCOME

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Securitization gains..............       $15             $11            $ 44             $25
Servicing fees....................         8               9              24              24
Prepayment gains..................         2               3              10               9
Late charges......................         1               2               5               6
Syndication income................         1               1               6               3
Investment income.................        (2)              3               3               9
Other.............................         6               4              17              17
                                         ---             ---            ----             ---
Total other income................       $31             $33            $109             $93
                                         ===             ===            ====             ===

     The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

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

     The Company paid severance related benefits and other expenses of $6.1 million through September 30, 2004, which were charged against the restructuring reserve, leaving a balance in the reserve of $0.2 million that will be paid in the fourth quarter of 2004.

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4. ALLOWANCE FOR LOSSES ON RECEIVABLES

                                                     NINE MONTHS    TWELVE MONTHS
                                                        ENDED           ENDED
                                                    SEPTEMBER 30,    JANUARY 3,
                                                        2004            2004
                                                    -------------   -------------
                                                            (IN MILLIONS)
Balance at beginning of period....................      $119            $ 145
Provision for losses..............................        48               81
Charge-offs.......................................       (78)            (131)
Recoveries........................................        12               14
Acquisitions and other............................         1               10
                                                        ----            -----
Balance at end of period..........................      $102            $ 119
                                                        ====            =====

NOTE 5. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages finance receivables for a variety of investors, participants and third-party portfolio owners.

                                                        SEPTEMBER 30,   JANUARY 3,
                                                            2004           2004
                                                        -------------   ----------
                                                              (IN MILLIONS)
Total managed and serviced finance receivables........     $ 8,919       $ 8,534
Nonrecourse participations............................        (489)         (472)
Third-party portfolio servicing.......................        (475)         (488)
SBA sales agreements..................................         (40)          (49)
                                                           -------       -------
Total managed finance receivables.....................       7,915         7,525
Securitized receivables...............................      (2,013)       (1,982)
Other managed finance receivables.....................        (281)         (408)
                                                           -------       -------
Owned finance receivables.............................     $ 5,621       $ 5,135
                                                           =======       =======

     Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

     Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

     Owned receivables include approximately $63 million of finance receivables that were unfunded at September 30, 2004, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

NOTE 6. LOAN IMPAIRMENT

     The Company suspends the accrual of interest income for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce principal. The Company had $133 million of nonaccrual finance receivables at September 30, 2004, compared to $152 million at January 3, 2004. Nonaccrual finance receivables resulted in

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Textron Financial's revenues being reduced by approximately $12 million and $13 million for the first nine months of 2004 and 2003, respectively. No interest income was recognized using the cash basis method.

     Excluding homogeneous loan portfolios and finance leases, the Company had impaired loans of $92 million and $99 million at September 30, 2004 and January 3, 2004, respectively, which are on nonaccrual status. Impaired loans with identified reserve requirements were $58 million and $47 million at September 30, 2004 and January 3, 2004, respectively. The allowance for losses on receivables related to impaired loans with identified reserve requirements was $18 million at both September 30, 2004 and January 3, 2004. The average recorded investment in impaired loans during the first nine months of 2004 was $96 million compared to $129 million in the corresponding period in 2003. In addition, the Company identified loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments, generally at market interest rates, but which continue to accrue interest income since full collection of principal and interest is not doubtful. The balance of these loans outstanding as of September 30, 2004 and January 3, 2004 were $60 million and $137 million, respectively.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to $36 million and $41 million at September 30, 2004 and January 3, 2004, and were 9.6% of captive finance receivables with recourse for both periods. Revenues recognized on delinquent accounts with recourse were approximately $3 million on an average balance of $41 million and $4 million on an average balance of $67 million during the first nine months of 2004 and 2003, respectively.

NOTE 7. OTHER ASSETS

                                                        SEPTEMBER 30,   JANUARY 3,
                                                            2004           2004
                                                        -------------   ----------
                                                              (IN MILLIONS)
Retained interests in securitizations.................      $168           $198
Investment in equipment residuals.....................        83            109
Interest-only securities..............................        61             73
Other long-term investments...........................        60             56
Fixed assets -- net...................................        42             47
Repossessed assets and properties.....................         9             10
Other.................................................        87             88
                                                            ----           ----
Total other assets....................................      $510           $581
                                                            ====           ====

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

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

NOTE 8. DEBT AND CREDIT FACILITIES

                                                        SEPTEMBER 30,   JANUARY 3,
                                                            2004           2004
                                                        -------------   ----------
                                                              (IN MILLIONS)
Short-term debt:
  Commercial paper....................................     $  511         $  497
  Other short-term debt...............................         15             23
                                                           ------         ------
          Total short-term debt.......................        526            520
Long-term debt:
  2.69% -- 3.47% notes; due 2006 to 2007..............        561            511
  6.00% -- 6.84% notes; due 2005 to 2009..............        566            566
  5.13% -- 5.95% notes; due 2004 to 2014..............        791          1,106
  7.13% note; due 2004................................        600            600
  7.25% note; due 2007................................         31             30
  4.39% note; due 2004 to 2013........................        400             --
  Variable rate notes; due 2004 to 2007...............      1,146          1,056
                                                           ------         ------
  Gross long-term debt................................      4,095          3,869
  Unamortized discount................................         (3)            (4)
  Fair value adjustment (in accordance with SFAS No.
     133).............................................         30             22
                                                           ------         ------
          Total long-term debt........................      4,122          3,887
                                                           ------         ------
          Total debt..................................     $4,648         $4,407
                                                           ======         ======

     The weighted average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted average interest rate was 1.27% during the nine months ended September 30, 2004, and 1.87% at September 30, 2004.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes, before consideration of the effect of interest rate exchange agreements, was 2.52% at September 30, 2004.

     The Company has committed bank lines of credit of $1.5 billion, of which $500 million expires in 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Textron Financial's lines of credit, not reserved as support for commercial paper or utilized for letters of credit at September 30, 2004, were $965 million. During the first quarter of 2004, the Company established an Australian dollar (AUD) 100 million committed credit facility that expires in 2005, of which AUD 85 million remained unused at September 30, 2004. The Company also maintained a Canadian dollar 50 million uncommitted credit facility. At September 30, 2004, the Company had not used any portion of this facility. Textron Financial also has a $25 million multi-currency committed credit facility, of which $20 million remained unused at September 30, 2004. This facility expires in 2005. Textron Financial generally pays fees in support of the committed lines.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.9 billion for both periods ending September 30, 2004 and January 3, 2004.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $432 million at September 30, 2004. In the first nine months of 2004, Textron Financial declared and paid dividends of $77 million.

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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME AND COMPREHENSIVE INCOME

     Accumulated other comprehensive (loss) income is as follows:

                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2004            2003
                                                     -------------   -------------
                                                             (IN MILLIONS)
Beginning of period................................       $(2)           $(15)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $2 and $1,
  respectively.....................................         3               2
Foreign currency translation adjustments...........         3               2
Unrealized (loss) gain on hedge contracts, net of
  income tax benefit of $2 and income tax of $7,
  respectively.....................................        (4)             12
Unrealized loss on marketable equity security, net
  of income tax benefit of $1......................        (3)             --
Unrealized (loss) gain on interest-only securities,
  net of income tax benefit of $1 and income tax of
  $2, respectively.................................        (3)              4
                                                          ---            ----
End of period......................................       $(6)           $  5
                                                          ===            ====

                         TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Comprehensive income is summarized below:

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                            -----------------------------   -----------------------------
                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                2004            2003            2004            2003
                            -------------   -------------   -------------   -------------
                                                    (IN MILLIONS)
Net income................       $19             $16             $64             $49
Other comprehensive income
  (loss)..................         5              (5)             (4)             20
                                 ---             ---             ---             ---
Comprehensive income......       $24             $11             $60             $69
                                 ===             ===             ===             ===

NOTE 11. CONTINGENCIES

     In March 2003, the United States Department of Justice (DOJ) authorized the filing of a civil action against Textron Financial and its subsidiary, Litchfield Financial Corporation (Litchfield), and other third parties, arising from the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." In the fourth quarter of 2003, the Company executed a settlement agreement with DOJ, which required the Company to offer affected consumers various options, ranging from cash payments to forgiveness of debt in exchange for return of the property. The Florida Attorney General's office also opened a preliminary investigation into Litchfield's activities relative to Buyer's Source. While the Company believes it had good defenses to any potential claims by the State of Florida, it has settled the matter with Florida. Such amounts are recorded in selling and administrative expense. On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the Buyer's Source matter. Among other claims, the purported class action alleges fraud in the financing of the third-party land developers described above and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this claim. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

     On January 22, 2004, Litchfield and its former CFO entered into a memorandum of understanding, subject to court approval, relating to a pending class action (DynaCorp litigation) arising from the sale of promissory notes issued by, and the operation of certain trusts organized by DynaCorp Financial Strategies Inc. ("DFS"). This class action litigation, which was filed in 2001 in Superior Court in Marin County, California, alleged that DFS and the trusts engaged in a variety of improper dealings with regard to the sale by the trusts of notes and the operation of the trusts. During a portion of the time that the allegedly improper activities occurred, Litchfield extended credit to DFS and was a shareholder of DFS, and a Litchfield officer was a director on DFS' Board. The preliminary settlement under the memorandum of understanding was accrued as part of legal costs and was reflected in selling and administrative expenses in the Consolidated Statements of Income for the year-ended January 3, 2004. In July 2004, the trial judge granted preliminary approval of the settlement. The Company anticipates receipt of final approval of the settlement before the end of the year.

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

                TEXTRON FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues:
  Distribution Finance............      $ 37            $ 37            $120            $112
  Resort Finance..................        22              22              62              62
  Golf Finance....................        21              18              58              59
  Aircraft Finance................        20              17              58              55
  Asset-Based Lending.............        13              14              41              44
  Structured Capital..............        11               9              31              26
  Other...........................         5              19              30              60
                                        ----            ----            ----            ----
Total revenues....................      $129            $136            $400            $418
                                        ====            ====            ====            ====
Income (loss) from continuing
  operations before income taxes
  and distributions on preferred
  securities:(1)(2)
  Distribution Finance............      $ 15            $ 15            $ 59            $ 44
  Resort Finance..................         1               3              (5)             14
  Golf Finance....................         4               4              11              18
  Aircraft Finance................         6               1              16               2
  Asset-Based Lending.............         4               5              12              14
  Structured Capital..............         5               2              15               9
  Other...........................        (7)             (6)            (13)            (29)
                                        ----            ----            ----            ----
Total income from continuing
  operations before income taxes
  and distributions on preferred
  securities......................      $ 28            $ 24            $ 95            $ 72
                                        ====            ====            ====            ====

                                                              SEPTEMBER 30,   JANUARY 3,
                                                                  2004           2004
                                                              -------------   ----------
                                                                    (IN MILLIONS)
Finance assets:(3)
  Resort Finance............................................     $1,243         $1,070
  Aircraft Finance..........................................      1,124          1,160
  Golf Finance..............................................      1,059            886
  Distribution Finance......................................        924            825
  Structured Capital........................................        778            634
  Asset-Based Lending.......................................        581            468
  Other.....................................................        516            748
                                                                 ------         ------
Total finance assets........................................     $6,225         $5,791
                                                                 ======         ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

KEY BUSINESS INITIATIVES AND TRENDS

     Textron Financial continued to experience improvement in portfolio quality during the third quarter of 2004. The percentage of accounts greater than 60 days past due decreased to 2.13% from 2.32% and 2.39% at June 30, 2004 and January 3, 2004, respectively. Nonperforming assets decreased $5 million and $19 million, to $143 million, from June 30, 2004 and January 3, 2004, respectively. As a result, the provision for credit losses decreased $4 million and $20 million for the three and nine months ended September 30, 2004, as compared to the corresponding periods in 2003. The Company expects stability in these levels for the remainder of 2004; however, the Company could experience an out-of-trend result in any one quarter.

     The liquidation of non-core assets in the Other segment continued in the third quarter of 2004. Finance assets in the Other segment decreased $46 million and $232 million, as compared to June 30, 2004 and January 3, 2004, respectively. This decrease was primarily due to portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media portfolios.

     During the third quarter of 2004, operating efficiency improved to 50.4% from 52.0% during the corresponding quarter of 2003. This improvement was the result of lower selling and administrative expenses mostly due to lower legal and collection expense from improving portfolio quality. Operating efficiency also improved during the first nine months of 2004 to 48.2%, from 48.8%, for the corresponding period of 2003. Legal and collection expenses continued to decrease reflecting a reduction in litigation reserve requirements and improvements in portfolio quality. However, these improvements were partially offset by increases in employee salaries and benefits.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Textron Financial mitigates liquidity risk (i.e., the risk that the Company will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. The Company uses a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances the Company's funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit have been well in excess of outstanding commercial paper levels, with coverage of 294% and 302% at September 30, 2004 and January 3, 2004, respectively. These lines of credit currently total $1.5 billion, of which $500 million expires in 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $965 million at September 30, 2004, compared to $966 million at January 3, 2004. In addition, Textron Financial is permitted to borrow under Textron's $1.25 billion revolving credit facilities, of which $250 million expires in 2005 and $1.0 billion expires in 2007. None of these lines of credit were used at September 30, 2004, or January 3, 2004. The Company maintains a Canadian dollar 50 million uncommitted credit facility. This facility was unused at both September 30, 2004 and January 3, 2004. During the first quarter of 2004, Textron Financial established an AUD 100 million committed credit facility that expires in 2005, of which AUD 85 million remained unused at September 30, 2004. Textron Financial also has a $25 million multi-currency committed credit facility, of which $20 million remained unused at September 30, 2004. This facility also expires in 2005. The Company expects to renew these committed facilities prior to expiration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Financial issued $370 million of term notes during 2004. The proceeds from this issuance were used to refinance maturing debt. At September 30, 2004, Textron Financial had $3.3 billion available under this registration statement.

     Textron Financial's credit ratings are as follows: Standard & Poor's (A-long-term, A2 short-term, outlook stable), Moody's Investors Service (A3 long-term, P2 short-term, outlook stable) and Fitch Ratings (A-long-term, F2 short-term, outlook stable). In August 2004, Moody's Investors Service and Fitch Ratings affirmed these long- and short-term debt ratings and upgraded their outlook to stable.

     Cash flows provided by operating activities of continuing operations were $113 million during the first nine months of 2004, compared to $176 million in the corresponding period of 2003. The decrease in cash flows was primarily due to the timing of payments of accrued interest and other liabilities, principally as a result of a $60 million income tax payment in the first quarter of 2004.

     Cash flows used by investing activities of continuing operations were $610 million during the first nine months of 2004, compared to $92 million in the corresponding period of 2003. The decrease in cash flows largely resulted from an increase in finance receivable originations, net of cash collections, and a decrease in proceeds from receivable sales, including securitizations. The reduction in proceeds is primarily attributable to franchise portfolio sales of $123 million in the first nine months of 2003 as well as a $75 million increase in the utilization of the Distribution Finance conduit in 2003 as compared to the corresponding period of 2004.

     Cash flows provided by financing activities of continuing operations were $261 million during the first nine months of 2004, compared to $107 million in the corresponding period of 2003. The increase in cash provided by financing activities during the first nine months of 2004, compared to the corresponding period in 2003, principally reflects a net increase in debt outstanding to fund asset growth, partially offset by the use of cash on hand from the sale of discontinued operations at the end of 2003.

     Net cash used in discontinued operations of $170 million during the first nine months of 2003 represents the operating and investing activities of the small business direct portfolio (small business finance) that was sold in December 2003. The cash used by discontinued operations was funded through the issuance of commercial paper and was not a separate activity of the discontinued operation.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 82% at September 30, 2004, and 81% at January 3, 2004. Textron Financial's ratio of earnings to fixed charges was 1.84x for the nine months ended September 30, 2004, compared to 1.53x for the corresponding period in 2003. Commercial paper and Other short-term debt as a percentage of total debt was 11% at September 30, 2004, compared to 12% at the end of 2003.

     During the first nine months of 2004, Textron Financial declared and paid dividends to Textron of $77 million, compared to dividends declared and paid of $49 million during the corresponding period of 2003. The increase in 2004 was due to excess capital that resulted from the continued liquidation of non-core assets and increased profitability. Textron contributed capital of $7 million to Textron Financial in the first nine months of 2004 and 2003, which consisted of Textron's dividend on the preferred stock held by Textron Funding Corporation.

Off-Balance Sheet Arrangements

     Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the Company's balance sheet. The Company generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. The Company also retains a continuing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest in finance receivables sold as whole-loan sales, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $302 million in the first nine months of 2004, compared to $538 million in the corresponding period of 2003. The Company has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire debt. Gains related to these transactions amounted to $44 million and $25 million during the first nine months of 2004 and 2003, respectively. Of the $44 million of securitization gains in 2004, $36 million were related to recurring finance receivable sales into the Distribution Finance revolving securitization conduit, while $4 million, $2 million and $2 million were related to incremental finance receivable sales into the Aircraft Finance, Distribution Finance and Resort Finance securitization conduits, respectively. Cash collections on current and prior period securitization gains were $49 million and $38 million for the first nine months of 2004 and 2003, respectively.

Managed Finance Assets

     Managed finance assets consist of owned finance assets and finance receivables that Textron Financial has sold in securitizations or similar structures. Finance assets include finance receivables, equipment on operating leases - net of accumulated depreciation, repossessed assets and properties, retained interests in securitizations, interest-only securities, investment in equipment residuals, ADC arrangements, and other long-term investments (some of which are classified in Other assets in Textron Financial's Consolidated Balance Sheets). The managed finance assets of our business segments at September 30, 2004, and January 3, 2004 are presented in the following table.

                                               SEPTEMBER 30,     JANUARY 3,    INCREASE/
                                                    2004            2004       (DECREASE)
                                               --------------   ------------   ----------
                                                         (DOLLARS IN MILLIONS)
Distribution Finance.........................  $2,231     26%   $1,987    24%    $ 244
Aircraft Finance.............................   1,800     21%    1,914    23%     (114)
Golf Finance.................................   1,339     16%    1,294    16%       45
Resort Finance...............................   1,273     15%    1,135    14%      138
Structured Capital...........................     778      9%      634     8%      144
Asset-Based Lending..........................     581      7%      468     6%      113
Other Segment................................     517      6%      748     9%     (231)
                                               ------    ---    ------   ---     -----
Total managed finance assets.................  $8,519    100%   $8,180   100%    $ 339
                                               ======    ===    ======   ===     =====

     Managed finance assets within the core businesses increased $570 million, primarily as a result of growth in the private brands portfolio within Distribution Finance, the leveraged lease portfolio within Structured Capital and Resort Finance. This increase was partially offset by the payoff of a large customer in Aircraft Finance. The growth in the Resort Finance portfolio reflects stronger originations and a $132 million portfolio purchase. The decrease in the Other segment represents the continued portfolio collections, prepayments and sales of the liquidating portfolios.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at September 30, 2004 and January 3, 2004 by business segment.

                                                         SEPTEMBER 30,     JANUARY 3,
                                                              2004            2004
                                                         --------------   ------------
                                                             (DOLLARS IN MILLIONS)
Resort Finance........................................   $ 58     4.65%   $ 55    5.15%
Aircraft Finance......................................     20     1.79%     26    2.21%
Golf Finance..........................................     17     1.59%     22    2.43%
Distribution Finance..................................      7     0.75%     11    1.35%
Asset-Based Lending...................................      4     0.77%      6    1.25%
Other.................................................     37     7.05%     42    5.72%
                                                         ----             ----
Total nonperforming assets............................   $143     2.29%   $162    2.80%
                                                         ====             ====

     The Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Nonperforming assets decreased $19 million at September 30, 2004, as compared to January 3, 2004. The Company expects these levels to remain relatively stable for the remainder of 2004; however, the Company could experience an out-of-trend result in any one quarter.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At September 30, 2004, floating rate assets in excess of floating rate liabilities were $331 million, net of $1.8 billion of interest rate exchange agreements on fixed rate long-term debt and $195 million of interest rate exchange agreements on fixed rate finance receivables. Classified within fixed rate assets are approximately $836 million of floating rate loans with index rate floors that are, on average, 110 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the prime rate exceeds the floor rates embedded in these agreements. In addition, $766 million of floating rate receivables with index rate floors have been sold into the Distribution Finance securitization conduit. Since this conduit issues floating rate liabilities to investors, Textron Financial currently benefits, in connection with the Company's ownership of the conduit's residual interest, from the interest differential between the floor rates and the index rates. On average, these securitized receivables have index rate floors that are 128 basis points above the applicable index rate.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and all other relevant factors will remain constant. This shock test model, when applied to Textron Financial's asset and liability position at September 30, 2004, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $2 million for the following twelve-month period.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets and liabilities into functional currency denominated assets and liabilities. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining non-functional currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $3.0 million at September 30, 2004.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                        (DOLLARS IN MILLIONS)
Finance charges and discounts.....      $  90           $  96           $ 269           $ 304
Rental revenues on operating
  leases..........................          8               7              22              21
Other income......................         31              33             109              93
                                        -----           -----           -----           -----
Total revenues....................        129             136             400             418
Interest expense..................         38              43             111             132
Depreciation of equipment on
  operating leases................          5               5              14              13
                                        -----           -----           -----           -----
Net interest margin...............      $  86           $  88           $ 275           $ 273
                                        =====           =====           =====           =====
Portfolio yield...................       7.19%           7.38%           7.33%           7.56%
Net interest margin as a
  percentage of average net
  investment (Interest margin
  percentage).....................       6.54%           6.48%           7.19%           6.52%

     The decrease in finance charges and discounts during the third quarter of 2004 principally reflects lower average finance receivables of $135 million, and a lower yield on the overall finance receivable portfolio. The decrease in average finance receivables was primarily related to the continued liquidation of non-core assets in the Other segment, including portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media finance portfolios, partially offset by receivable growth in the Structured Capital, Golf Finance and Resort Finance segments. In addition to this shift in portfolio mix, a reduction in discount earnings of $3 million from the Distribution Finance segment contributed to the decrease in the average yield on the overall finance receivable portfolio as compared to the third quarter of 2003. Interest margin decreased primarily due to the reduction in average finance receivables. Interest margin percentage increased to 6.54% as compared to 6.48% in the third quarter of 2003. This increase is primarily attributable to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a reduction in money cost ($4 million) due to the maturity of higher rate debt and a reduction in interest expense of $1 million as a result of lower average debt levels of $140 million as compared to the third quarter of 2003.

     Finance charges and discounts declined 12% during the first nine months of 2004, mostly due to lower average finance receivables of $438 million, and a slightly lower interest rate environment. The decrease in average finance receivables was primarily related to the continued liquidation of non-core assets in the Other segment, including portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media finance portfolios, partially offset by receivable growth in the Structured Capital segment. The increase in other income was mostly due to higher securitization gains ($19 million) as well as increased syndication gains ($3 million), partially offset by a decrease in investment income ($6 million), mostly due to a charge related to an equity investment resulting from the disposition of a syndicated bank loan ($5 million). The increase in securitization gains was primarily due to improved yield and a $243 million increase in average finance receivables sold to the Distribution Finance revolving conduit. Interest margin percentage increased to 7.19% as compared to 6.52% during 2003, primarily attributable to a reduction in interest expense of $15 million from lower average debt levels of $542 million as compared to 2003, and lower money cost ($7 million) attributable to the maturity of higher rate debt.

SELLING AND ADMINISTRATIVE EXPENSES

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            2004            2003            2004            2003
                                        -------------   -------------   -------------   -------------
                                                            (DOLLARS IN MILLIONS)
Selling and administrative expenses as
  a percentage of managed and serviced
  receivables.........................       1.98%           2.00%           2.05%           1.95%
Operating efficiency ratio............       50.4%           52.0%           48.2%           48.8%
Selling and administrative expenses...      $  44           $  46           $ 132           $ 133
                                            =====           =====           =====           =====

     Selling and administrative expenses during the third quarter of 2004 decreased principally reflecting lower legal and collection costs as a result of a $5 million litigation reserve recorded in the third quarter of 2003, and lower data processing costs ($1 million). This decrease was partially offset by higher employee salaries and benefits expense ($4 million), largely due to higher health care costs and increased performance based compensation tied to the Company's improved profitability.

     Selling and administrative expenses remained relatively unchanged during the first nine months of 2004. Decreases in legal and collection costs ($4 million) and data processing costs ($2 million) were mostly offset by an increase in employee salaries and benefits expense ($6 million), largely due to higher health care costs and increased performance based compensation tied to the Company's improved profitability. The decrease in legal and collection costs was primarily due to a $5 million litigation reserve recorded in the third quarter of 2003, partially offset by a $2 million litigation reserve recorded in the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR LOSSES

     Allowance for losses on receivables is presented in the following table.

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            2004            2003            2004            2003
                                        -------------   -------------   -------------   -------------
                                                            (DOLLARS IN MILLIONS)
Allowance for losses on receivables
  beginning of period.................      $111            $142            $119            $145
Provision for losses..................        14              18              48              68
Less net charge-offs:
  Aircraft Finance....................         2               2               5              13
  Distribution Finance................         3               5              10              13
  Resort Finance......................        12               2              33               5
  Golf Finance........................         1               1               1               3
  Asset-Based Lending.................         2              --               3               6
  Other...............................         2              28              14              51
                                            ----            ----            ----            ----
Total net charge-offs.................        22              38              66              91
Acquisitions and other................        (1)             --               1              --
                                            ----            ----            ----            ----
Allowance for losses on receivables
  end of period.......................      $102            $122            $102            $122
                                            ====            ====            ====            ====

     The decrease in the provision for both three- and nine-month periods largely reflects an improvement in portfolio quality. Nonperforming assets decreased $51 million to $143 million at September 30, 2004 from $194 million at September 30, 2003. The decrease in net charge-offs was primarily attributable to the Other segment reflecting the Company's reduced level of exposure to non-core assets. This decrease was partially offset by an increase in Resort Finance related to the charge-off of two accounts for which reserves had been previously provided.

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

  Distribution Finance

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $37             $37            $120            $112

Net interest margin...............       $34             $33            $109            $ 98
Selling and administrative
  expenses........................        16              13              45              39
Provision for losses..............         3               5               5              15
                                         ---             ---            ----            ----
Segment income....................       $15             $15            $ 59            $ 44
                                         ===             ===            ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Distribution Finance segment income remained unchanged in the third quarter 2004 as compared to 2003. An increase in selling and administrative expenses was mostly offset by a decrease in loss provision as a result of a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in 12- and 36- month loss to liquidation ratios.

     The increase in Distribution Finance segment income during the first nine months of the year reflected higher net interest margin, mostly due to gains from incremental sales to, and improved pricing from the revolving conduit ($19 million), and lower provision for losses from a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in 12- and 36- month loss to liquidation ratios. This increase in segment profit was partially offset by a reduction of discount earnings ($9 million).

  Resort Finance

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $22             $22             $62             $62

Net interest margin...............       $14             $15             $42             $42
Selling and administrative
  expenses........................         5              10              18              21
Provision for losses..............         8               2              29               7
                                         ---             ---             ---             ---
Segment income (loss).............       $ 1             $ 3             $(5)            $14
                                         ===             ===             ===             ===

     Resort Finance segment income decreased in the third quarter of 2004 reflecting a higher provision for losses, partially offset by lower selling and administrative expenses. The increase in provision for losses is primarily due to specific reserving actions taken on several nonperforming accounts. The decrease in selling and administrative expenses was primarily the result of lower legal and collection costs from a $5 million litigation reserve recorded in the third quarter of 2003.

     The decrease in Resort Finance segment income during the first nine months of the year was primarily due to a higher provision for losses, largely a result of an increase in nonperforming asset levels in the land finance portfolio, specific reserving actions taken on several nonperforming accounts and an increase in finance receivables.

  Golf Finance

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $21             $18             $58             $59

Net interest margin...............       $10             $ 8             $30             $32
Selling and administrative
  expenses........................         4               3              14              12
Provision for losses..............         2               1               5               2
                                         ---             ---             ---             ---
Segment income....................       $ 4             $ 4             $11             $18
                                         ===             ===             ===             ===

     Golf Finance segment income remained unchanged in the third quarter of 2004. An increase in net interest margin was offset by a higher provision for losses and higher selling and administrative expenses. The higher net interest margin was due to an improvement in finance receivable yields and higher average finance receivables ($182 million), partially offset by lower other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The decrease in segment income in the first nine months of the year was due to a lower net interest margin, a higher provision for losses and higher selling and administrative expenses. The decrease in net interest margin was primarily a result of lower other income, largely due to lower earnings on retained interests due to the voluntary liquidation and termination of a golf equipment securitization conduit in the fourth quarter of 2003, and to an advisory fee of $2 million that was earned in the first quarter of 2003. The increase in provision for losses reflects higher reserving requirements related to nonperforming assets.

  Aircraft Finance

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $20             $17             $58             $55

Net interest margin...............       $11             $ 6             $28             $18
Selling and administrative
  expenses........................         4               3              11              11
Provision for losses..............         1               2               1               5
                                         ---             ---             ---             ---
Segment income....................       $ 6             $ 1             $16             $ 2
                                         ===             ===             ===             ===

     Aircraft Finance segment income improved in the third quarter of 2004 primarily due to an increase in net interest margin. The increase in net interest margin reflected higher other income, mostly due to a decrease in other than temporary impairment charges on retained interests in securitized assets ($3 million) and increased securitization activity ($2 million), and to a lesser extent an improvement in finance receivable yields and lower money cost.

     The increase in Aircraft Finance segment income during the first nine months of the year resulted primarily from an increase in net interest margin and a lower provision for losses. The increase in net interest margin reflected higher other income, mostly due to a decrease in losses on retained interests in securitized assets ($3 million), increased securitization activity ($2 million), an improvement in finance receivable yields and lower money cost.

  Asset-Based Lending

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $13             $14             $41             $44

Net interest margin...............       $10             $12             $33             $35
Selling and administrative
  expenses........................         5               6              17              19
Provision for losses..............         1               1               4               2
                                         ---             ---             ---             ---
Segment income....................       $ 4             $ 5             $12             $14
                                         ===             ===             ===             ===

     Asset-Based Lending segment income decreased slightly as a result of lower net interest margin, partially offset by lower selling and administrative expenses. The lower net interest margin primarily reflected a decline in finance receivable yields, partially offset by an increase in average finance receivables ($31 million). Lower selling and administrative expenses was mostly the result of a restructuring program implemented during the fourth quarter of 2003.

     The decrease in segment income in the first nine months of the year reflected a decrease in net interest margin and a higher provision for losses, partially offset by lower selling and administrative expenses. The decrease in net interest margin was primarily a result of a decline in finance receivable yields. The higher

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

provision for losses reflects an increase in finance receivables during the year as compared to levels in 2003. Lower selling and administrative expenses was mostly the result of a restructuring program implemented during the fourth quarter of 2003.

  Structured Capital

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $11             $ 9             $31             $26

Net interest margin...............       $ 6             $ 3             $18             $11
Selling and administrative
  expenses........................         1               1               3               2
Provision for losses..............        --              --              --              --
                                         ---             ---             ---             ---
Segment income....................       $ 5             $ 2             $15             $ 9
                                         ===             ===             ===             ===

     Structured Capital segment income increased during the third quarter of 2004 as a result of higher net interest margin, largely from higher average finance receivables ($80 million).

     The increase in segment income in the first nine months of the year was mostly due to higher net interest margin primarily due to a higher level of average finance receivables ($61 million).

OTHER SEGMENT

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Revenues..........................       $ 5             $19            $ 30            $ 60

Net interest margin...............       $ 1             $11            $ 16            $ 36
Selling and administrative
  expenses........................         8               9              26              28
Provision for losses..............        --               8               3              37
                                         ---             ---            ----            ----
Segment loss......................       $(7)            $(6)           $(13)           $(29)
                                         ===             ===            ====            ====

     The Other segment loss was relatively unchanged in the third quarter of 2004. The decrease in net interest margin was mostly offset by a decrease in the provision for losses. The lower net interest margin was primarily due to a $5 million other than temporary impairment charge recorded on an investment, resulting from the resolution of a nonperforming account, and the continued liquidation of the finance receivables within these non-core businesses through portfolio sales, prepayments and collections. This liquidation resulted in a decrease in average finance receivables of $391 million. The decrease in the provision for losses reflects a declining level of nonperforming assets and delinquencies within the media, franchise and syndicated bank loan portfolios, and a decrease in finance receivables as compared to levels in 2003.

     The decrease in the Other segment loss in the first nine months of the year was primarily the result of a significantly lower provision for losses, partially offset by a lower net interest margin. The decrease in the provision for losses reflects a declining level of nonperforming assets and delinquencies within the media, franchise and syndicated bank loan portfolios, and a decrease in finance receivables during the year as compared to levels in 2003. The lower net interest margin reflects the continued liquidation of the finance receivables within these non-core businesses through portfolio sales, prepayments and collections, partially offset by an increase in prepayment income, primarily related to the media finance portfolio ($2 million), in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the second quarter of 2004 and a $5 million other than temporary impairment charge recorded on an investment. This liquidation resulted in a decrease in average finance receivables of $244 million.

INCOME FROM CONTINUING OPERATIONS

  Three months ended September 30, 2004 vs. September 30, 2003

     Income from continuing operations of $19 million for the third quarter of 2004 was $3 million, or 19%, higher than the corresponding period of 2003. The increase was primarily due to a $4 million reduction in provision for losses as a result of improving portfolio quality and a $2 million decrease in selling and administrative expenses, partially offset by a $2 million decrease in net interest margin. The lower selling and administrative expenses were primarily due to a decrease in legal and collection costs, partially offset by higher employee salaries and benefits expenses. The decrease in net interest margin primarily reflects lower average finance receivables related to the continued liquidation of non-core assets.

  Nine months ended September 30, 2004 vs. September 30, 2003

     Income from continuing operations of $64 million for the first nine months of 2004 was $17 million, or 36%, higher than the corresponding period of 2003. The increase was primarily due to a $20 million reduction in provision for losses as a result of improving portfolio quality, a $2 million increase in net interest margin and a $1 million decrease in selling and administrative costs. The increase in net interest margin primarily reflects higher other income mostly from an increase in securitization gains, partially offset by lower average finance receivables related to the continued liquidation of non-core assets. The decrease in selling and administrative expenses was primarily due to a decrease in legal and collection costs, partially offset by higher employee salaries and benefits expenses.

SELECTED FINANCIAL RATIOS

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                    -------------   -------------   -------------   -------------
Net interest margin as a
  percentage of average net
  investment(1)...................     6.54%           6.48%           7.19%           6.52%
Return on average equity..........     7.83%           6.00%           8.75%           6.52%
Return on average assets..........     1.22%           0.92%           1.39%           0.96%
Ratio of earnings to fixed
  charges.........................     1.73x           1.55x           1.84x           1.53x
Selling and administrative
  expenses as a percentage of
  average managed and serviced
  finance receivables(2)..........     1.98%           2.00%           2.05%           1.95%
Operating efficiency ratio(3).....     50.4%           52.0%           48.2%           48.8%
Net charge-offs as a percentage of
  average finance receivables.....     1.66%           2.73%           1.68%           2.13%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                             SEPTEMBER 30,    JANUARY 3,
                                                                 2004            2004
                                                             -------------   -------------
60+ days contractual delinquency as a percentage of
  finance receivables(4)..................................       2.13%           2.39%
Nonperforming assets as a percentage of finance
  assets(5)...............................................       2.29%           2.80%
Allowance for losses on receivables as a percentage of
  finance receivables.....................................       1.8%            2.3%
Allowance for losses as a percentage of nonaccrual finance
  receivables.............................................      76.7%           78.4%
Total debt to tangible shareholder's equity(6)............      5.56x           5.24x

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

FORWARD-LOOKING INFORMATION

     Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of slowdowns or downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (e) the ability to control costs and successful implementation of various cost reduction programs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; and (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies.

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

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6. EXHIBITS

 10.1  Amendment dated as of July 26, 2004 to the 364-day Credit
       Agreement dated as of July 28, 2003 among Textron Financial
       Corporation, the Banks party thereto, and JPMorgan Chase
       Bank, as Administrative Agent.
 12    Computation of Ratios of Earnings to Fixed Charges
 31.1  Certification of Chief Executive Officer Pursuant to Rule
       13a-14(a)
 31.2  Certification of Chief Financial Officer Pursuant to Rule
       13a-14(a)
 32.1  Certification of Chief Executive Officer Pursuant to Rule
       13a-14(b) and 18 U.S.C. Section 1350
 32.2  Certification of Chief Financial Officer Pursuant to Rule
       13a-14(b) and 18 U.S.C. Section 1350

NOTE: >Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial Corporation have not been filed as exhibits to this Report because the authorized principal amount of any one such issues does not exceed 10% of the total assets of Textron Financial Corporation and its subsidiaries on a consolidated basis. Textron Financial Corporation agrees to furnish a copy of each such instrument to Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004                    TEXTRON FINANCIAL CORPORATION

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