Form 10-K
period 2005-01-01
TEXTRON FINANCIAL CORP
filed 2005-02-23
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
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
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
               --------------                    -----------------------------------------
         $100,000,000 5.125% NOTES                        NEW YORK STOCK EXCHANGE
            DUE AUGUST 15, 2014

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

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.
Item 1.    Business....................................................    3
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    8
PART II.
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    8
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   10
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   26
Item 8.    Financial Statements and Supplementary Data.................   27
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   56
Item 9A.   Controls and Procedures.....................................   56
Item 9B.   Other Information...........................................   56
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   57
Item 11.   Executive Compensation......................................   57
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   57
Item 13.   Certain Relationships and Related Transactions..............   57
Item 14.   Principal Accounting Fees and Services......................   57
PART IV.
Item 15.   Exhibits, Financial Statement Schedules.....................   57

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with core operations in six segments. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Asset-Based Lending provides asset-based loans to middle-market companies that manufacture or distribute finished goods, and provides factoring arrangements primarily for freight companies; Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial Corporation's other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing offered through TBS Business Services, Inc.

     All of Textron Financial's stock is owned by Textron Inc. (Textron), a global multi-industry company with operations in five business segments: Bell, Cessna, Fastening Systems, Industrial and Finance. At January 1, 2005, 21% of Textron Financial's total managed finance receivables were related to the financing of Textron's products (captive receivables). For further information on Textron Financial's relationship with Textron, see "Relationship with Textron" below.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial finances Textron products worldwide, principally Bell helicopters and Cessna aircraft.

     Textron Financial also maintains an Other segment that includes non-core assets related to franchise finance and media finance, and other liquidating portfolios from product lines that were discontinued in 2001. The Company ceased finance receivable originations in these business markets, and continues to actively manage the accounts to maximize value as the accounts are collected or sold.

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

     For additional financial information regarding Textron Financial's business segments, refer to Note 20 to the consolidated financial statements in Item 8 of this Form 10-K.

COMPETITION

     The commercial finance environment in which Textron Financial operates is highly fragmented and extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors' practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial's competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial's competitors have access to capital at a lower cost than Textron Financial.

RELATIONSHIP WITH TEXTRON

  General

     Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. In 2004, 2003 and 2002, Textron Financial paid Textron $0.9 billion, $0.9 billion and $1.0 billion, respectively, for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $77 million in 2004, $56 million in 2003 and $104 million in 2002 for the purchase of operating lease equipment. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $6 million in 2004 and 2003, and $9 million in 2002, and operating lease revenues of $24 million in 2004, $22 million in 2003, and $21 million in 2002.

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

  Agreements with Textron

     Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. They are described below:

  Receivables Purchase Agreement

     Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $330 million at January 1, 2005 and $428 million at January 3, 2004, and operating leases of $136 million at January 1, 2005, and $126 million at January 3, 2004, were subject to recourse to Textron or due from Textron.

  Support Agreement with Textron

     Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial's pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount "fixed charges"), as adjusted for the inclusion of required payments under the Support Agreement, will not be less than 125% of the Company's fixed charges. No such payments under the Support Agreement were required for the years ended 2004, 2003 or 2002, when Textron Financial's fixed-charge coverage ratios (as defined) were 189%, 167%, and 164%, respectively. Textron also has agreed to maintain Textron Financial's consolidated shareholder's equity at an amount no less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial's common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial's lenders to enforce its provisions against Textron.

  Tax Sharing Agreement with Textron

     Textron Financial's revenues and expenses are included in the consolidated federal tax return of Textron. The Company files some of its state income tax returns on a separate basis. Under a Tax Sharing Agreement with Textron, Textron Financial is allocated federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company's taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron's consolidated federal and unitary or combined state income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis. Textron has agreed to loan Textron Financial, on a junior subordinated interest-free basis, an amount equal to

Textron's deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in "Amounts due to Textron Inc." on the Consolidated Balance Sheets in Item 8 of this Form 10-K.

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

EMPLOYEES

     As of January 1, 2005, Textron Financial had 1,138 employees. The Company is not subject to any collective bargaining agreements.

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

     Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer, Textron Financial's Credit Committee, or the Chairman and Chief Executive Officer depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. Textron Financial's Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President of Capital Markets and Treasurer, Group President of the Revolving Credit Group.

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

  Geographic Concentration

     Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 26% of Textron Financial's total managed finance receivable portfolio at January 1, 2005. International receivables are generated mostly in support of Textron product sales. At January 1, 2005, international receivables represented 13% of Textron Financial's managed finance receivable portfolio. For additional information regarding Textron Financial's concentrations, see Note 6 to the consolidated financial statements in Item 8 of this Form 10-K.

  Asset/Liability Risk Management

     The Company continuously measures and quantifies interest rate risk and foreign exchange risk, in each case taking into account the effect of hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program in order to reduce:

     - Interest rate exposure arising from changes in interest rates; and

     - Foreign currency exposure arising from changes in exchange rates.

     The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron

Financial executes a transaction, it designates the derivative to a specific asset, liability, or set of cash flows and as either a fair value or cash flow hedge. Textron Financial monitors the effectiveness of derivatives through a review of the amounts and maturities of assets, liabilities and derivative positions. The Company's Treasurer and Chief Financial Officer regularly review this information, so that appropriate remedial action can be taken, as necessary.

     Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor's Rating Service or A2 by Moody's Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At January 1, 2005, the Company's largest single counterparty credit exposure was $29 million.

  Interest Rate Risk Management

     Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company's internal policies limit the aggregate mismatch of floating rate assets and liabilities to 10% of total assets. For additional information regarding Textron Financial's interest rate risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Sensitivity," in Item 7 of this Form 10-K.

  Foreign Exchange Risk Management

     A portion of finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron's overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency receivables denominated in Canadian Dollars and Australian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company's financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge its foreign currency exposures.

  Liquidity Risk Management

     The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial's primary sources of funds are:

     - Cash from operations;

     - Commercial paper borrowings;

     - Issuances of medium-term notes and other term debt securities; and

     - Syndication and securitization of receivables.

     All commercial paper borrowings are fully backed by committed bank lines of credit, providing liquidity in the event of capital market disruption. If Textron Financial is unable to access these markets on acceptable terms, the Company can draw on its bank line of credit facilities and use cash flows from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding Textron Financial's liquidity risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," in Item 7 of this Form 10-K.

AVAILABLE INFORMATION

     The Company makes available free of charge on its Internet website (http://www.textronfinancial.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted per Instruction I of Form 10-K.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial's stock. Dividends of $80 million, $114 million and $62 million were declared and paid in 2004, 2003, and 2002, respectively. For additional information regarding restrictions as to dividend availability, see Note 11 to the consolidated financial statements in
Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following data has been recast to reflect discontinued operations and should be read in conjunction with Textron Financial's consolidated financial statements in Item 8 of this Form 10-K.

                                                           AT OR FOR THE YEARS ENDED(1)
                                                    ------------------------------------------
                                                     2004     2003     2002     2001     2000
                                                    ------   ------   ------   ------   ------
                                                              (Dollars in millions)
RESULTS OF OPERATIONS
Finance charges and discounts.....................  $  369   $  404   $  413   $  500   $  587
Rental revenues on operating leases...............      29       29       27       19       19
Securitization gains..............................      56       43       45       43       22
Other income......................................      91       96       99      119       62
Income from continuing operations.................      94       79       76      120      118
Cumulative effect of change in accounting
  principle, net of income taxes..................      --       --       15       --       --
Income (loss) from discontinued operations, net of
  income taxes....................................      --        1       (1)       1       --
Net income........................................      94       80       60      121      118
BALANCE SHEET DATA
Total finance receivables.........................  $5,837   $5,135   $5,534   $5,252   $5,589
Allowance for losses on finance receivables.......      99      119      145      125      116
Equipment on operating leases -- net..............     237      210      255      201      135
Total assets......................................   6,738    6,333    6,654    6,464    6,131
Junior subordinated debentures....................      --       26       27       27       28
Total short-term debt.............................   1,307      520      917    1,197      966
Long-term debt....................................   3,476    3,887    3,923    3,501    3,701
Deferred income taxes.............................     453      390      398      357      315
Shareholder's equity..............................   1,035    1,009    1,021    1,009      910
Debt to tangible shareholder's equity(2)..........    5.53x    5.24x    5.59x    5.62x    6.72x
SELECTED DATA AND RATIOS
PROFITABILITY
Net interest margin as a percentage of average net
  investment(3)...................................    7.14%    6.92%    6.89%    7.48%    6.17%
Return on average equity(4).......................    9.49%    7.86%    7.59%   12.66%   13.12%
Return on average assets(5).......................    1.49%    1.25%    1.18%    1.91%    1.88%
Selling and administrative expenses as a
  percentage of average managed and serviced
  finance receivables(6)..........................    2.01%    1.98%    1.71%    1.77%    1.67%
Operating efficiency ratio(7).....................    47.1%    46.8%    39.8%    36.4%    34.1%
CREDIT QUALITY
60+ days contractual delinquency as a percentage
  of finance receivables(8).......................    1.47%    2.39%    2.86%    2.26%    1.16%
Nonperforming assets as a percentage of finance
  assets(9).......................................    2.18%    2.80%    3.41%    2.21%    1.86%
Allowance for losses on finance receivables as a
  percentage of finance receivables...............    1.70%    2.32%    2.62%    2.37%    2.07%
Allowance for losses on finance receivables as a
  percentage of nonaccrual finance receivables....    83.7%    78.4%    81.7%   113.2%   113.8%

                                                           AT OR FOR THE YEARS ENDED(1)
                                                    ------------------------------------------
                                                     2004     2003     2002     2001     2000
                                                    ------   ------   ------   ------   ------
                                                              (Dollars in millions)
Net charge-offs as a percentage of average finance
  receivables(10).................................    1.48%    2.08%    1.83%    1.09%    0.65%
Ratio of allowance for losses on finance
  receivables to net charge-offs..................     1.3x     1.0x     1.4x     2.0x     3.1x

---------------
 (1) Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

 (2) Tangible shareholder's equity equals Shareholder's equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

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

(10) Excludes net charge-offs recorded against the real estate owned valuation allowance of $8 million in 2000.

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

     The Company assesses business performance on an owned basis, managed basis and a serviced basis. The owned basis includes only the finance receivables owned and reported on the consolidated balance sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations and whole-loan sale transactions, where the Company has retained substantial credit risk, and continues to service the accounts. The serviced basis includes managed receivables and serviced-only receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

     Textron Financial retains subordinated interests in finance receivables sold in securitizations and recourse obligations on certain whole-loan portfolio sales resulting in credit risk. As a result, the Company evaluates finance receivables and leverage on a managed as well as an owned basis. In contrast, the Company does not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities.

KEY BUSINESS INITIATIVES AND TRENDS

     During 2004, Textron Financial experienced continued improvements in portfolio quality and growth in its core businesses. While the collectibility of the Company's finance receivable portfolio remains one of the Company's most significant business risks, the improved portfolio quality statistics in 2004 reflect the Company's successful efforts to resolve problem accounts. Nonperforming assets as a percentage of total finance assets decreased to 2.18% at January 1, 2005 from 2.80% at January 3, 2004, and delinquency as a percentage of finance receivables decreased to 1.47% at January 1, 2005 from 2.39% at January 3, 2004, resulting in a 28% decline in provision for losses in 2004 as compared to 2003. The Company expects relative stability in these statistics during 2005; however, the Company could experience an out-of-trend result in any one quarter.

     The liquidation of non-core finance receivables in the Other segment continued in 2004, while growth increased in the core business portfolios. Finance receivables in the Other segment decreased $303 million and finance receivables in the core businesses increased $1.0 billion as compared to January 3, 2004. The decrease in non-core finance receivables was primarily related to the franchise finance, syndicated bank loan and media finance portfolios. While this trend is expected to continue in 2005, it will occur at a slower pace as the Company's non-core finance receivables have been reduced to $420 million as of January 1, 2005.

     Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) has continued to deteriorate over the last three years, primarily as a consequence of higher legal and collection expenses related to mitigating the impact of nonperforming accounts. During 2004, these costs have begun to decrease, reflecting the significant decline in nonperforming assets as a percentage of finance assets by the end of the year. The Company has also realized reductions in selling and administrative expenses as a result of ongoing process improvement initiatives and the restructuring actions taken in the fourth quarter of 2003, partially offset by increases in employee salaries and benefits expense on a per employee basis. However, a decrease in net interest margin primarily resulting from lower average finance receivables outstanding, has contributed to the decline in this ratio in 2004, despite the overall reduction in selling and administrative expenses. The Company expects the deterioration in operating efficiency to reverse in 2005 based on continuing process improvement initiatives and increases in net interest margin due to strong growth in the core business portfolios.

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

     During 2004, Textron Financial's credit spreads continued to steadily tighten as the result of a very strong corporate bond market and the Company's improving credit profile. Term debt of $770 million was issued in 2004 at historically narrow spreads.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July 2005 and $1 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $187 million at January 1, 2005, compared to $966 million at January 3, 2004. In addition, Textron Financial is permitted to borrow under Textron's $1.25 billion revolving credit facilities, of which $250 million expires in March 2005 and $1.0 billion expires in 2007. None of these lines of credit were used at January 1, 2005, or January 3, 2004. At January 1, 2005, Textron Financial had a CAD 50 million uncommitted credit facility, which remained unused. In February 2005, Textron Financial expanded its Canadian uncommitted credit facilities to an aggregate CAD 128 million, of which CAD 15 million remained unused. During the first quarter of 2004, Textron Financial established an AUD 100 million committed credit facility that was set to expire in 2005, of which AUD 88 million remained unused at January 1, 2005. In February 2005, the facility was extended to 2006 and reduced to AUD 50 million. Textron Financial also has a $25 million multi-currency committed credit facility, of which $17 million remained unused at both January 1, 2005 and January 3, 2004. This facility expires in 2005 and the Company expects to renew it prior to expiration.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Financial issued $370 million of term notes during 2004. The proceeds from these issuances were used to refinance maturing debt. At January 1, 2005, Textron Financial had $3.3 billion available under this registration statement.

     The following table summarizes Textron Financial's contractual payments and receipts as of January 1, 2005, for the specified periods:

                                                    PAYMENTS/ RECEIPTS DUE BY PERIOD
                                 ----------------------------------------------------------------------
                                 LESS THAN                                           MORE THAN
                                  1 YEAR     2 YEARS   3 YEARS   4 YEARS   5 YEARS    5 YEARS    TOTAL
                                 ---------   -------   -------   -------   -------   ---------   ------
                                                             (In millions)
Contractual payments:
Commercial paper and other
  short-term debt..............   $1,307      $  --     $  --     $ --      $  --     $   --     $1,307
Term debt......................      656        985       983       42        542        268      3,476
Operating lease rental
  payments.....................        5          5         4        4          2          3         23
                                  ------      -----     -----     ----      -----     ------     ------
  Total contractual payments...    1,968        990       987       46        544        271      4,806
                                  ------      -----     -----     ----      -----     ------     ------
Contractual receipts:
Finance receivables............    2,303        683       526      516        397      1,412      5,837
Operating lease rental
  receipts.....................       27         19        16       12         10         24        108
                                  ------      -----     -----     ----      -----     ------     ------
Total contractual receipts.....    2,330        702       542      528        407      1,436      5,945
Cash...........................      127         --        --       --         --         --        127
                                  ------      -----     -----     ----      -----     ------     ------
  Total cash and contractual
     receipts..................    2,457        702       542      528        407      1,436      6,072
                                  ------      -----     -----     ----      -----     ------     ------
Net cash and contractual
  receipts (payments)..........   $  489      $(288)    $(445)    $482      $(137)    $1,165     $1,266
                                  ======      =====     =====     ====      =====     ======     ======
Cumulative net cash and
  contractual receipts
  (payments)...................   $  489      $ 201     $(244)    $238      $ 101     $1,266

     Finance receivables are based on contractual cash flows. These amounts could differ due to prepayments, charge-offs and other factors. Contractual receipts and payments exclude finance charges and discounts from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

     At January 1, 2005, Textron Financial had unused commitments to fund new and existing customers under $1.0 billion of committed revolving lines of credit as compared to $1.1 billion at January 3, 2004. These loan commitments generally expire within one year. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

     Textron Financial's credit ratings are as follows: Standard & Poor's (A-long-term, A2 short-term, outlook stable), Moody's Investors Service (A3 long-term, P2 short-term, outlook stable) and Fitch Ratings (A- long-term, F2 short-term, outlook stable). In August 2004, Moody's Investor Service and Fitch Ratings affirmed these long- and short-term debt ratings and upgraded their outlook to stable.

     Cash provided by operating activities of continuing operations totaled $161 million in 2004, $242 million in 2003 and $206 million in 2002. The decrease in the cash provided in 2004 was primarily due to the timing of accrued interest and other liabilities, principally as a result of a $60 million income tax payment in the first quarter of 2004. The increase in 2003 was primarily due to the timing of payments of accrued interest and other liabilities, principally income taxes payable of $82 million and the remittance cash received on serviced receivables of $25 million for 2003.

     Cash (used in) provided by investing activities of continuing operations totaled $(756) million in 2004, $273 million in 2003 and $(499) million in 2002. The decrease in cash flows in 2004 was largely the result of a $227 million increase in finance receivable originations, net of cash collections, and a $768 million decrease in proceeds from receivable sales, including securitizations. The reduction in proceeds from receivable sales was largely attributable to a $329 million sale of a small-ticket equipment portfolio in December 2003, a $130 million increase in the utilization of the Distribution Finance conduit in 2003 as compared to 2004, and franchise portfolio sales of $123 million in 2003. The 2003 increase in cash flows was primarily the result of a

$389 million decrease in finance receivable originations, net of cash collections, and $196 million of higher proceeds from receivable sales, including securitizations.

     Cash provided by (used in) financing activities of continuing operations totaled $361 million in 2004, $(355) million in 2003 and $270 million in 2002. The increase in cash flows during 2004 principally reflects a net increase in debt outstanding to fund asset growth. The cash used in 2003 mostly relates to the pay down of commercial paper and other short-term debt at year-end from the proceeds received from finance receivable sales in the fourth quarter. In addition, the Company issued $2 billion of term debt in 2002 to refinance maturing debt and repay a 2001 advance of $510 million from Textron.

     Net cash provided by discontinued operations represents the small business finance operation and totaled $175 million in 2003 and $27 million in 2002.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 82% at January 1, 2005, compared to 81% at January 3, 2004. Textron Financial's ratio of earnings to fixed charges was 1.89x in 2004 (1.67x in 2003 and 1.64x in 2002). Commercial paper and Other short-term debt as a percentage of total debt was 27% at January 1, 2005, compared to 12% at the end of 2003.

     In 2004, Textron Financial declared and paid $80 million of dividends to Textron, compared to $114 million of dividends declared and paid in 2003. The higher level of dividends in 2003 was the result of the return of capital to Textron associated with the sale of small business finance. Textron contributed capital of $9 million to Textron Financial in both 2004 and 2003, which consisted of Textron's dividend on the preferred stock of Textron Funding Corporation.

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

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $394 million and $765 million in 2004 and 2003, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $56 million and $47 million in 2004 and 2003, respectively. Cash collections on current and prior period securitization gains were $62 million and $46 million for 2004 and 2003, respectively.

     Termination of the Company's off-balance sheet financing arrangements would significantly reduce the Company's short-term funding alternatives. While these arrangements do not contain provisions that require Textron Financial to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in the Company's debt credit ratings and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. Textron Financial does not expect any of these factors to have a material impact on the Company's liquidity or income from continuing operations.

     The retained subordinate interests related to the Company's off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are recorded in Other assets on the Company's Consolidated Balance Sheets and amounted to $233 million and $270 million at January 1, 2005 and January 3, 2004, respectively.

These interests are typically subordinate to other investors' interests in the off-balance sheet structure and therefore, realization of these interests by the Company is dependent on repayment of other investors' interests and ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests exposes the Company to risks similar to that of ownership of these finance receivables. Textron Financial does not provide legal recourse to investors that purchase interests in Textron Financial's securitizations beyond the credit enhancement inherent in the retained subordinate interests.

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

     Whole-loan finance receivable sales, in which the Company maintains a continuing interest, differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is typically provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. Textron Financial has a contingent liability related to the sale of equipment lease rents in 2003 and 2001. The maximum liability at January 1, 2005, was $42 million, and in the event Textron Financial's credit rating falls below BBB, the Company is required to pledge a related pool of equipment residuals that amount to $10 million. The Company has valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.50%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this recourse liability.

     On December 19, 2003, the Company sold its small business direct portfolio (small business finance) for $421 million in cash and based upon the terms of the transaction no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for a portion of losses incurred on the portfolio above a predetermined level. The Company originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. The remaining $13 million liability is recorded in Accrued interest and other liabilities.

  Managed Finance Receivables

     Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which some risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

                                                                                     INCREASE/
                                                           2004           2003       (DECREASE)
                                                       ------------   ------------   ----------
                                                                (Dollars in millions)
Distribution Finance.................................  $2,269    28%  $1,864    25%    $ 405
Aircraft Finance.....................................   1,610    20%   1,623    22%      (13)
Golf Finance.........................................   1,296    16%   1,161    15%      135
Resort Finance.......................................   1,183    15%   1,061    14%      122
Structured Capital...................................     745     9%     625     8%      120
Asset-Based Lending..................................     584     7%     468     6%      116
Other Segment........................................     448     5%     723    10%     (275)
                                                       ------   ---   ------   ---     -----
  Total managed finance receivables..................  $8,135   100%  $7,525   100%    $ 610
                                                       ======   ===   ======   ===     =====

     Managed finance receivables within the Company's core businesses increased $885 million, primarily as a result of growth in the private brands and technology portfolios within Distribution Finance, the golf mortgage portfolio within Golf Finance, Resort Finance, the leveraged lease portfolio within Structured Capital and Asset-Based Lending. The growth within Resort Finance reflected stronger originations within its portfolio of loans to developers of vacation interval resorts, including a $132 million portfolio purchase in the second quarter of 2004. The decrease in the Other segment represents the continued portfolio collections, prepayments and sales of the liquidating portfolios.

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

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at 2004, 2003 and 2002 by business segment.

                                                         2004          2003          2002
                                                      -----------   -----------   -----------
                                                               (Dollars in millions)
Resort Finance......................................  $ 53   4.44%  $ 55   5.15%  $ 45   4.27%
Golf Finance........................................    26   2.34%    22   2.43%    15   1.57%
Aircraft Finance....................................    12   0.96%    26   2.21%    34   2.83%
Asset-Based Lending.................................     7   1.17%     6   1.25%    13   2.47%
Distribution Finance................................     5   0.43%    11   1.35%    21   2.45%
Other...............................................    37   8.35%    42   5.72%    86   7.92%
                                                      ----          ----          ----
  Total nonperforming assets........................  $140   2.18%  $162   2.80%  $214   3.41%
                                                      ====          ====          ====

     In general, the Company believes that nonperforming assets will generally be in the range of 2% to 4% of finance assets depending on economic conditions. Textron Financial experienced significant improvement in total nonperforming assets with a $22 million decrease in 2004 and a $52 million decrease in 2003. The decrease in 2004 was primarily attributable to the core businesses including Aircraft Finance ($14 million) and Distribution Finance ($6 million), largely related to improved general economic conditions, and Resort Finance ($2 million). The improvement in Resort Finance was related to its portfolio of loans to developers of vacation interval resorts ($6 million), partially offset by a decline in its land finance portfolio ($4 million). While the level of nonperforming assets for the portfolio of loans to developers of vacation interval resorts has improved, there has been a shift in nonperforming assets to high-end, fractional shares from the more common weekly vacation ownership interval product.

     The improvements in core businesses were partially offset by increases in nonperforming asset levels in Golf Finance ($4 million) and Asset-Based Lending ($1 million). Excluding an increase of $13 million in nonperforming assets related to one customer within its golf mortgage portfolio, the Golf Finance segment experienced improvements of $7 million within its golf mortgage portfolio and $2 million in its golf equipment finance portfolio. This movement was primarily attributable to improved general economic conditions that resulted in a stabilization in golf rounds played in 2004 as compared to declines in golf rounds played in 2003 and 2002.

     The Other segment continued to decrease ($5 million) with reductions in telecommunications ($5 million), media finance ($10 million) and other liquidating portfolios ($7 million), partially offset by an increase in franchise finance ($22 million), primarily related to one customer. The Other segment continues to comprise a disproportionate amount of the Company's nonperforming assets accounting for 27% of total nonperforming assets, yet comprising only 7% of the total finance assets at January 1, 2005. Overall, the

Company expects continued modest improvement as these portfolios liquidate. However, the Company could realize a temporary, out-of-trend result in any one quarter.

     The preceding nonperforming assets table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to $31 million, $41 million and $85 million at the years ended 2004, 2003 and 2002, respectively, and were 9.3%, 9.6% and 13.9% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $3 million, $6 million and $8 million for the years ended 2004, 2003 and 2002, respectively.

  Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 1, 2005, floating rate liabilities in excess of floating rate assets were $421 million, net of $2.0 billion of interest rate exchange agreements on fixed rate long-term debt and $168 million of interest rate exchange agreements on fixed rate finance receivables. Classified within fixed rate assets are $733 million of floating rate loans with index rate floors that are, on average, 76 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the prime rate exceeds the floor rates embedded in these agreements. In addition, $581 million of floating rate receivables with index rate floors have been sold into the Distribution Finance securitization conduit. Since this conduit issues floating rate liabilities to investors, Textron Financial currently benefits, in connection with the Company's ownership of the conduit's residual interest, from the interest differential between the floor rates and the index rates. On average, these securitized receivables have index rate floors that are 77 basis points above the applicable index rate.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to Textron Financial's asset and liability position at January 1, 2005, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $1.6 million for the following twelve-month period. The same model, when applied to the Company's asset and liability position at January 3, 2004, would have shown a negative impact on the Company's net income and cash flows of $2.7 million for the following twelve-month period.

  Financial Risk Management

     Textron Financial's results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial's objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial's interest rate risk management is to achieve match funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company's Consolidated Balance Sheets. Textron Financial does not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt decreased interest expense by $40 million, $43 million, and $20 million in 2004, 2003, and 2002, respectively.

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $3 million and $34 million at January 1, 2005 and January 3, 2004, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company's Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

CRITICAL ACCOUNTING POLICIES

  Allowance for Losses on Finance Receivables

     Management evaluates its allowance for losses on finance receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. Textron Financial estimates losses will range from 0.5% to 4.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover existing losses in the owned finance receivable portfolio, based on management's evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. A 10% variation in management's estimate of allowance for loss adequacy would have a $10 million impact to earnings. During the last five years, volatility in losses as a percentage of finance receivables has exceeded 10%.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Goodwill

     Textron Financial evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. Textron Financial completed its annual impairment test in the fourth quarter of 2004 using the estimates from its long-term strategic plan. No adjustment was required to the carrying value of goodwill based on the analysis performed.

     Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on an extrapolation of the businesses' multi-year strategic business plans. The assumptions relative to interest margin, operating expenses and provision for losses included in the plans are management's best estimates based on current and forecasted market conditions.

     A compounded annual growth rate assumption of 5% was used in 2004 to estimate cash flows beyond the multi-year business plan period. Other significant assumptions utilized were an estimated cash flow discount rate of 11% and an effective tax rate of 34%. In 2003, similar discount rate and effective tax rate assumptions were utilized and compounded growth rates ranged from 2% to 5%. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different potentially resulting in an impairment charge. These assumptions involve significant levels of judgment, however, a 10% adverse change in any one, or a combination of these factors would not have resulted in an impairment charge. Management believes that while future growth, discount rates and tax rates have the potential to change with evolving market conditions, no significant, imminent changes in these assumptions are likely.

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

RESULTS OF OPERATIONS

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                                              2004    2003    2002
                                                              -----   -----   -----
                                                              (Dollars in millions)
Finance charges and discounts...............................  $369    $404    $413
Rental revenues on operating leases.........................    29      29      27
Securitization gains........................................    56      43      45
Other income................................................    91      96      99
                                                              ----    ----    ----
  Total revenues............................................   545     572     584
Interest expense............................................   154     171     186
Depreciation of equipment on operating leases...............    18      18      14
                                                              ----    ----    ----
  Net interest margin.......................................  $373    $383    $384
                                                              ====    ====    ====
Portfolio yield.............................................  7.35%   7.60%   7.68%
Net interest margin as a percentage of average net
  investment................................................  7.14%   6.92%   6.89%

  2004 vs. 2003

     Finance charges and discounts declined in 2004 largely due to $269 million of lower average finance receivables ($21 million) and a reduction of discount earnings in Distribution Finance ($11 million). The decrease in average finance receivables was primarily related to the continued liquidation of non-core assets in the Other segment ($391 million), including portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media finance portfolios, partially offset by growth in the Company's core businesses, Structured Capital ($100 million) and Golf Finance ($98 million). The increase in Securitization gains was primarily due to improved yield and a $265 million increase in average finance receivables sold to the Distribution Finance revolving conduit ($20 million), partially offset by a reduction in Resort Finance gains of $6 million. The decrease in other income was mostly due to impairment charges related to equity investments resulting from the disposition of two syndicated bank loans ($10 million), late charges ($2 million) and syndication income ($2 million). These decreases were partially offset by an increase in prepayment gains ($10 million) in Structured Capital.

     Net interest margin decreased $10 million (3%) as compared to the corresponding period in 2003 primarily due to $269 million of lower average finance receivables ($12 million), a reduction of discount earnings ($11 million), and lower other income, partially offset by higher securitization gains and a reduction in borrowing cost. The reduction in borrowing cost was related to the maturity of higher rate debt. However, the Company's interest margin percentage increased to 7.14% as compared to 6.92% during 2003, primarily attributable to the aforementioned higher Securitization gains and reduction in borrowing cost, partially offset by lower other income.

  2003 vs. 2002

     The decrease in finance charges and discounts principally reflects lower average finance receivables, a change in mix between fixed rate and floating rate finance receivables, and, to a lesser extent, a lower interest rate environment. The decrease in other income was mostly due to lower syndication income ($8 million), primarily resulting from a $9 million nonrecurring gain on the sale of a franchise finance portfolio in 2002 and lower investment income ($5 million) from a decrease in earnings on retained securitization assets, partially offset by higher servicing income ($9 million) from the revolving securitization conduit for Distribution Finance receivables. Net interest margin remained stable primarily as a result of a reduction in interest expense which offset the decreases in revenues described above. The decrease in interest expense was attributable to a lower interest rate environment and the maturity of higher cost debt. The increase in depreciation of equipment on operating leases reflects higher average operating leases in 2003.

SELLING AND ADMINISTRATIVE EXPENSES

                                                              2004    2003    2002
                                                              -----   -----   -----
                                                              (Dollars in millions)
Selling and administrative expenses as a percentage of
  managed and serviced receivables..........................   2.01%   1.98%   1.71%
Operating efficiency ratio..................................   47.1%   46.8%   39.8%
Selling and administrative expenses.........................  $ 176   $ 179   $ 153

  2004 vs. 2003

     The decrease in selling and administrative expenses was mostly due to decreases in legal and collection expense ($6 million) and telecommunications ($1 million). These decreases were partially offset by an increase in employee salaries and benefits expense ($4 million) primarily due to higher healthcare and pension costs, and increased performance based compensation tied to the Company's improved profitability. The decrease in legal and collection costs was partly due to lower litigation reserves recorded in 2004.

  2003 vs. 2002

     The increase in 2003 selling and administrative expenses largely resulted from higher legal and collection costs ($12 million), primarily related to the continued resolution of nonperforming accounts and the accrual of settlement costs associated with litigation during the year, and higher data processing costs ($4 million) and healthcare ($3 million), and to a lesser extent, growth in average managed and serviced finance receivables ($2 million).

PROVISION FOR LOSSES

     Allowance for losses on finance receivables is presented in the following table.

                                                              2004    2003    2002
                                                              -----   -----   -----
                                                              (Dollars in millions)
Allowance for losses on finance receivables beginning of
  period....................................................  $119    $145    $125
Provision for losses........................................    58      81     111
Less net charge-offs:
  Resort Finance............................................    34       6       2
  Distribution Finance......................................    13      19       9
  Aircraft Finance..........................................     7      16      14
  Golf Finance..............................................     3       2       1
  Asset-Based Lending.......................................     2       6       7
  Other.....................................................    20      68      70
                                                              ----    ----    ----
Total net charge-offs.......................................    79     117     103
Acquisitions and other......................................     1      10      12
                                                              ----    ----    ----
Allowance for losses on finance receivables end of period...  $ 99    $119    $145
                                                              ====    ====    ====
Net charge-offs as a percentage of average finance
  receivables...............................................   1.5%    2.1%    1.8%
Allowance for losses on finance receivables as a percentage
  of total finance receivables..............................   1.7%    2.3%    2.6%
Allowance for losses on finance receivables as a percentage
  of total finance receivables (excluding captive
  receivables with recourse to Textron).....................   1.8%    2.5%    2.9%
Allowance for losses on finance receivables as a percentage
  of nonaccrual finance receivables.........................  83.7%   78.4%   81.7%

  2004 vs. 2003

     Provision for losses decreased in 2004 largely reflecting an improvement in portfolio quality. Nonaccrual finance receivables decreased $33 million as compared to the corresponding period in 2003. The decrease in net charge-offs was primarily attributable to the Other segment reflecting the Company's reduced level of exposure to non-core assets. In addition, the Company experienced lower net charge-offs in most of its core businesses including reductions in Aircraft Finance, Distribution Finance and Asset-Based Lending. These decreases were partially offset by an increase in Resort Finance related to the charge-off of two accounts for which reserves had been previously provided.

     The increase in the allowance for losses on finance receivables as a percentage of nonaccrual finance receivables reflects the combination of a $702 million increase in finance receivables and a $33 million decrease in nonaccrual finance receivables. As the level of the allowance for losses related to homogeneous loan pools is based partially on historical loss experience, decreases in nonaccrual finance receivable balances do not have an instantaneous impact on the loss rates applied to these homogeneous pools of receivables.

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

     The decrease in the allowance for losses on finance receivables as a percentage of nonaccrual finance receivables reflects a $63 million decrease in under-collateralized nonaccrual finance receivables with identified reserve requirements of $47 million at January 3, 2004 as compared to $110 million at December 28, 2002.

OPERATING RESULTS BY SEGMENT

     Segment income presented in the tables below represents income from continuing operations before special charges, income taxes and distributions on preferred securities.

  Distribution Finance

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $159   $151   $104
Net interest margin.........................................  $143   $132   $ 88
Selling and administrative expenses.........................    62     53     38
Provision for losses........................................     8     21     11
                                                              ----   ----   ----
  Segment income............................................  $ 73   $ 58   $ 39
                                                              ====   ====   ====

     Distribution Finance segment income increased in 2004 reflecting higher net interest margin and lower provision for losses, partially offset by an increase in selling and administrative expenses. The increase in net interest margin was primarily the result of higher securitization gains ($20 million) due to improved yield and a $265 million increase in average finance receivables sold to the revolving conduit, partially offset by a decrease in discount earnings of $11 million. The lower provision for losses reflected a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in 12- and 36- month loss to liquidation ratios. The increase in selling and administrative expenses was proportional to growth in the segment's managed finance assets.

     The improvement in Distribution Finance segment income in 2003 was driven by a stronger net interest margin, partially offset by higher selling and administrative expenses and higher provision for losses. The higher net interest margin was principally due to higher average finance receivables ($219 million), the effect of prime rate floors on floating rate receivables and an increase in other income ($16 million) mostly due to increased securitization activity.

  Resort Finance

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $85    $87    $96
Net interest margin.........................................  $57    $61    $72
Selling and administrative expenses.........................   23     26     18
Provision for losses........................................   32      9     11
                                                              ---    ---    ---
  Segment income............................................  $ 2    $26    $43
                                                              ===    ===    ===

     The decrease in Resort Finance segment income in 2004 was primarily the result of a higher provision for losses and lower net interest margin, partially offset by lower selling and administrative expenses. The increase in provision for losses was primarily due to specific reserving actions taken on several nonperforming accounts and higher levels of nonperforming assets in the land finance portfolio. The decrease in net interest margin was primarily due to lower securitization gains ($6 million), partially offset by higher other income ($2 million).

     Resort Finance segment income declined in 2003 reflecting lower net interest margin and higher selling and administrative expenses, primarily legal and collections expense, partially offset by lower provision for losses. The decrease in net interest margin reflected lower receivable pricing and lower other income ($5 million), partially offset by higher average finance receivables ($85 million).

  Golf Finance

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $80    $81    $72
Net interest margin.........................................  $41    $47    $39
Selling and administrative expenses.........................   18     17     14
Provision for losses........................................    7      2      3
                                                              ---    ---    ---
  Segment income............................................  $16    $28    $22
                                                              ===    ===    ===

     The decrease in segment income in 2004 was largely due to a lower net interest margin and a higher provision for losses. The decrease in net interest margin was primarily the result of lower securitization related income ($6 million) and a gain on sale related to a golf equipment portfolio ($4 million) in 2003, partially offset by a $100 million increase in average net receivables ($3 million) and higher syndication income in the golf course mortgage portfolio ($2 million). The higher provision for losses reflected growth in the portfolio.

     Golf Finance segment income improved in 2003 principally reflecting an increase in net interest margin from higher other income ($7 million), mostly related to a $4 million gain on the sale of rents related to a golf equipment portfolio. The increase in net interest margin was partially offset by higher selling and administrative expenses related to an expansion of servicing responsibilities related to the golf equipment portfolio.

  Aircraft Finance

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $79    $81    $94
Net interest margin.........................................  $39    $32    $38
Selling and administrative expenses.........................   14     14     14
Provision for losses........................................    1      8     16
                                                              ---    ---    ---
  Segment income............................................  $24    $10    $ 8
                                                              ===    ===    ===

     Aircraft Finance segment income improved significantly in 2004 as a result of a higher net interest margin and a lower provision for losses. Net interest margin increased primarily due to higher securitization related income ($3 million), an increase in pricing ($2 million) as well as a reduction in borrowing costs related to the maturity of higher rate debt ($3 million). These increases were partially offset by a $108 million decrease in average finance receivables ($2 million). The lower provision for losses largely reflected an improvement in portfolio quality.

     Aircraft Finance segment income rose modestly in 2003, largely reflecting a lower provision for losses and lower selling and administrative expenses, partially offset by a lower interest margin. The reduction in net interest margin primarily reflected a decrease in other income ($5 million), mostly securitization gains and investment income, and a decrease in average finance receivables ($87 million).

  Asset-Based Lending

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $56    $59    $62
Net interest margin.........................................  $44    $48    $50
Selling and administrative expenses.........................   22     26     24
Provision for losses........................................    5      2     12
                                                              ---    ---    ---
  Segment income............................................  $17    $20    $14
                                                              ===    ===    ===

     The decrease in Asset-Based segment income in 2004 reflected a decrease in net interest margin and an increase in provision for losses, partially offset by lower selling and administrative expenses. The lower net interest margin was primarily the result of a decline in portfolio yields ($3 million) and a decrease in other income ($2 million), partially offset by a $14 million increase in average finance receivables ($1 million). The increase in provision for losses reflected growth in the portfolio. The reduction in selling and administrative expenses was mostly the result of a restructuring program implemented during the fourth quarter of 2003.

     Asset-Based Lending segment income increased during 2003 due to a lower provision for losses, reflecting an improvement in portfolio quality, partially offset by higher selling and administrative expenses and a lower interest margin. Lower interest margin was primarily the result of lower average finance receivables ($33 million).

  Structured Capital

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $52    $35    $38
Net interest margin.........................................  $33    $15    $20
Selling and administrative expenses.........................    3      3      2
Provision for losses........................................   --     --     (2)
                                                              ---    ---    ---
  Segment income............................................  $30    $12    $20
                                                              ===    ===    ===

     The increase in Structured Capital segment income in 2004 was the result of a higher net interest margin, primarily reflecting higher prepayment income ($10 million) and a $79 million increase in average finance receivables ($5 million).

     Structured Capital segment income decreased in 2003 mostly due to lower net interest margin. The decrease in net interest margin was largely the result of lower portfolio yields from new originations and higher money cost. Average finance receivables are relatively unchanged.

  Other Segment

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Revenues....................................................  $ 34   $ 78   $118
Net interest margin.........................................  $ 15   $ 48   $ 78
Selling and administrative expenses.........................    33     41     42
Provision for losses........................................     5     38     62
                                                              ----   ----   ----
  Segment loss..............................................  $(23)  $(31)  $(26)
                                                              ====   ====   ====

     The improvement in Other segment loss as compared to 2003 was primarily the result of a significantly lower provision for losses and a decline in selling and administrative expenses, partially offset by a lower net interest margin. The decrease in the provision for losses reflects a declining level of nonperforming assets and delinquencies within the portfolio and a decrease in finance receivables during the year of $303 million. The lower net interest margin reflects the continued liquidation of the finance receivables within these non-core businesses through portfolio sales, prepayments and collections, and lower other income primarily due to impairment charges related to equity investments resulting from the disposition of two syndicated bank loans ($10 million).

     Other segment loss increased in 2003 reflecting lower net interest margin, partially offset by a lower provision for losses and lower selling and administrative expenses. The decrease in net interest margin was partly due to lower other income ($18 million), principally syndication gains from the sale of a franchise finance receivable portfolio in 2002, and the run-off of liquidating portfolios.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations of $94 million for 2004 was $15 million or 20% higher than 2003. The increase was due to a lower loss provision ($23 million), a decrease in operating expenses ($3 million) and a decrease in special charges ($6 million), partially offset by a higher effective tax rate ($1 million) and lower interest margin ($10 million).

     Income from continuing operations of $79 million for 2003 was $3 million or 3% higher than 2002. The increase was due to a lower loss provision ($30 million) and a lower effective tax rate ($4 million), partially offset by higher operating expenses ($26 million), an increase in special charges ($6 million) due to the restructuring of operations, and lower interest margin ($1 million).

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP addresses accounting and disclosure for differences between contractual and expected cash flows from investments in loans acquired in a transfer if such differences are attributable, at least in part, to deterioration in credit quality since origination. It requires that the excess of contractual cash flows over expected cash flows at the time of acquisition be accounted for as a nonaccretable component of the loan balance and prohibits such amounts from being recognized as an allowance for losses. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

FORWARD-LOOKING INFORMATION

     Certain statements in this Annual Report and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) the extent to which Textron Financial is able to achieve savings from its restructuring plans; (b) uncertainty in estimating the amount and timing of restructuring charges and related costs; (c) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (d) the occurrence of further downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (e) the ability to control costs and successful implementation of various cost reduction programs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies and; (k) performance of acquisitions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For information regarding Textron Financial's Quantitative and Qualitative Disclosure about Market Risk, see "Risk Management" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Interest Rate Sensitivity," in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

     Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005.

     The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements of Textron Financial Corporation and has issued an attestation report on our assessment of the effectiveness of Textron Financial Corporation's internal control over financial reporting as of January 1, 2005, as stated in its reports, which are included herein.

     We conduct our business in accordance with the standards outlined in the Textron Business Conduct Guidelines, which is communicated to all employees. Honesty, integrity and high ethical standards are the core values of how we conduct business. Textron Financial Corporation prepares and carries out an annual Compliance Plan to ensure these values and standards are maintained. Our internal control structure is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, an internal audit function, and the selection and training of qualified personnel. Textron Financial Corporation's management is responsible for implementing effective internal control systems and monitoring their effectiveness, as well as developing and executing an annual internal control plan.

                                          /s/ TED R. FRENCH
                                          --------------------------------------
                                          Ted R. French
                                          Chairman and Chief Executive Officer

                                          February 16, 2005

                                          /s/ THOMAS J. CULLEN
                                          --------------------------------------
                                          Thomas J. Cullen
                                          Executive Vice President and
                                          Chief Financial Officer

                                          February 16, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS
TEXTRON FINANCIAL CORPORATION

     We have audited management's assessment, included in the accompanying Report of Management, that Textron Financial Corporation maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Textron Financial Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Financial Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, cash flows and changes in shareholder's equity for each of the three years in the period ended January 1, 2005 of Textron Financial Corporation and our report dated February 16, 2005 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
TEXTRON FINANCIAL CORPORATION

     We have audited the accompanying consolidated balance sheets of Textron Financial Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, cash flows and changes in shareholder's equity for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 1, 2005 and January 3, 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Financial Corporation's internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Boston, Massachusetts
February 16, 2005

                       CONSOLIDATED STATEMENTS OF INCOME

     For each of the three years in the period ended January 1, 2005

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Finance charges and discounts...............................  $369   $404   $413
Rental revenues on operating leases.........................    29     29     27
Securitization gains........................................    56     43     45
Other income................................................    91     96     99
                                                              ----   ----   ----
TOTAL REVENUES..............................................   545    572    584
Interest expense............................................   154    171    186
Depreciation of equipment on operating leases...............    18     18     14
                                                              ----   ----   ----
NET INTEREST MARGIN.........................................   373    383    384
Selling and administrative expenses.........................   176    179    153
Provision for losses........................................    58     81    111
Special charges.............................................    --      6     --
                                                              ----   ----   ----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  DISTRIBUTIONS ON PREFERRED SECURITIES.....................   139    117    120
Income taxes................................................    45     37     42
Distributions on preferred securities, net of income
  taxes.....................................................    --      1      2
                                                              ----   ----   ----
INCOME FROM CONTINUING OPERATIONS...........................    94     79     76
Income (loss) from discontinued operations, net of income
  taxes.....................................................    --      1     (1)
                                                              ----   ----   ----
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    94     80     75
Cumulative effect of change in accounting principle, net of
  income taxes..............................................    --     --     15
                                                              ----   ----   ----
NET INCOME..................................................  $ 94   $ 80   $ 60
                                                              ====   ====   ====

                See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 1,   JANUARY 3,
                                                                 2005         2004
                                                              ----------   ----------
                                                                   (In millions)
ASSETS
Cash and equivalents........................................    $  127       $  357
Finance receivables, net of unearned income:
  Installment contracts.....................................     1,455        1,396
  Revolving loans...........................................     1,402        1,194
  Distribution finance receivables..........................     1,026          778
  Golf course and resort mortgages..........................     1,005          945
  Leveraged leases..........................................       539          513
  Finance leases............................................       410          309
                                                                ------       ------
     Total finance receivables..............................     5,837        5,135
Allowance for losses on finance receivables.................       (99)        (119)
                                                                ------       ------
     Finance receivables -- net.............................     5,738        5,016
Equipment on operating leases -- net........................       237          210
Goodwill....................................................       169          169
Other assets................................................       467          581
                                                                ------       ------
     Total assets...........................................    $6,738       $6,333
                                                                ======       ======
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................    $  453       $  479
Amounts due to Textron Inc. ................................        14           22
Deferred income taxes.......................................       453          390
Debt........................................................     4,783        4,407
Junior subordinated debentures..............................        --           26
                                                                ------       ------
     Total liabilities......................................     5,703        5,324
                                                                ------       ------
SHAREHOLDER'S EQUITY
Capital surplus.............................................       574          574
Investment in parent company preferred stock................       (25)         (25)
Accumulated other comprehensive income (loss)...............         1           (2)
Retained earnings...........................................       485          462
                                                                ------       ------
     Total shareholder's equity.............................     1,035        1,009
                                                                ------       ------
     Total liabilities and shareholder's equity.............    $6,738       $6,333
                                                                ======       ======

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the three years in the period ended January 1, 2005

                                                                2004      2003      2002
                                                              --------   -------   -------
                                                                     (In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................  $     94   $    79   $    76

Adjustments to reconcile income from continuing operations
    to net cash provided by operating activities:
  Provision for losses......................................        58        81       111
  (Decrease) increase in accrued interest and other
    liabilities.............................................      (110)       82       (34)
  Depreciation..............................................        36        34        27
  Amortization..............................................        10        11        10
  Noncash gains on securitizations and syndications.........         2       (15)      (28)
  Deferred income tax provision.............................        69       (29)       58
  Other.....................................................         2        (1)      (14)
                                                              --------   -------   -------
    Net cash provided by operating activities of continued
     operations.............................................       161       242       206
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (10,617)   (9,824)   (8,874)
Finance receivables repaid..................................     9,359     8,793     7,454
Proceeds from receivable sales, including securitizations...       394     1,162       966
Other investments...........................................        72       105        17
Proceeds from disposition of operating leases and other
  assets....................................................       108        77        54
Proceeds from repossessed assets and real estate owned......        18        33         7
Other capital expenditures..................................       (12)      (17)      (17)
Purchase of assets for operating leases.....................       (78)      (56)     (106)
                                                              --------   -------   -------
    Net cash (used in) provided by investing activities of
     continued operations...................................      (756)      273      (499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................    (1,201)   (1,311)   (1,605)
Proceeds from issuance of long-term debt....................       770     1,237     2,022
Net increase (decrease) in commercial paper.................       792      (290)      331
Net decrease in other short-term debt.......................        (5)      (21)     (530)
Redemption of junior subordinated debentures................       (26)       --        --
Proceeds from issuance of nonrecourse debt..................       179       199       170
Principal payments on nonrecourse debt......................       (77)      (63)      (58)
Decrease in amounts due to Textron Inc. ....................        --        (1)       (7)
Capital contributions from Textron Inc. ....................         9         9         9
Dividends paid to Textron Inc. .............................       (80)     (114)      (62)
                                                              --------   -------   -------
    Net cash provided by (used in) financing activities of
     continued operations...................................       361      (355)      270
Effect of exchange rate changes on cash.....................         4         1        (1)
                                                              --------   -------   -------
NET CASH (USED IN) PROVIDED BY CONTINUED OPERATIONS.........      (230)      161       (24)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS................        --       175        27
                                                              --------   -------   -------
Net (decrease) increase in cash and equivalents.............      (230)      336         3
Cash and equivalents at beginning of period.................       357        21        18
                                                              --------   -------   -------
Cash and equivalents at end of period.......................  $    127   $   357   $    21
                                                              ========   =======   =======

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

     For each of the three years in the period ended January 1, 2005

                                                         INVESTMENT    ACCUMULATED
                                                         IN PARENT        OTHER
                                                          COMPANY     COMPREHENSIVE                  TOTAL
                                               CAPITAL   PREFERRED       INCOME       RETAINED   SHAREHOLDER'S
                                               SURPLUS     STOCK         (LOSS)       EARNINGS      EQUITY
                                               -------   ----------   -------------   --------   -------------
                                                                        (In millions)
BALANCE DECEMBER 29, 2001....................   $574        $(25)         $(20)        $ 480        $1,009
Comprehensive income:
  Net income.................................     --          --            --            60            60
  Other comprehensive income, net of income
    taxes:
    Change in unrealized net gains on
      interest-only securities...............     --          --            10            --            10
    Change in unrealized net losses on hedge
      contracts..............................     --          --            (1)           --            (1)
    Foreign currency translation.............     --          --            (4)           --            (4)
                                                                          ----                      ------
  Other comprehensive income.................     --          --             5            --             5
                                                                                                    ------
Comprehensive income.........................     --          --            --            --            65
Capital contributions from Textron Inc. .....      9          --            --            --             9
Dividends to Textron Inc. ...................     (9)         --            --           (53)          (62)
                                                ----        ----          ----         -----        ------
BALANCE DECEMBER 28, 2002....................    574         (25)          (15)          487         1,021
Comprehensive income:
  Net income.................................     --          --            --            80            80
  Other comprehensive income, net of income
    taxes:
    Change in unrealized net losses on hedge
      contracts..............................     --          --            15            --            15
    Foreign currency translation.............     --          --             2            --             2
    Change in unrealized net gains on
      interest-only securities...............     --          --            (4)           --            (4)
                                                                          ----                      ------
  Other comprehensive income.................     --          --            13            --            13
                                                                                                    ------
Comprehensive income.........................     --          --            --            --            93
Capital contributions from Textron Inc. .....      9          --            --            --             9
Dividends to Textron Inc. ...................     (9)         --            --          (105)         (114)
                                                ----        ----          ----         -----        ------
BALANCE JANUARY 3, 2004......................    574         (25)           (2)          462         1,009
Comprehensive income:
  Net income.................................     --          --            --            94            94
  Other comprehensive income, net of income
    taxes:
    Foreign currency translation.............     --          --            10            --            10
    Change in unrealized net losses on hedge
      contracts..............................     --          --            (3)           --            (3)
    Change in unrealized net gains on
      interest-only securities...............     --          --            (4)           --            (4)
                                                                          ----                      ------
  Other comprehensive income.................     --          --             3            --             3
                                                                                                    ------
Comprehensive income.........................     --          --            --            --            97
Capital contributions from Textron Inc. .....      9          --            --            --             9
Dividends to Textron Inc. ...................     (9)         --            --           (71)          (80)
                                                ----        ----          ----         -----        ------
BALANCE JANUARY 1, 2005......................   $574        $(25)         $  1         $ 485        $1,035
                                                ====        ====          ====         =====        ======

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Aircraft Finance provides financing for new and used Cessna business jets and piston-engine airplanes, Bell helicopters and other general aviation aircraft. Asset-Based Lending provides asset-based loans to middle-market companies that manufacture or distribute finished goods, and provides factoring arrangements primarily for freight companies. Distribution Finance offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Resort Finance extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory. Structured Capital engages in tax-oriented, long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial's other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

     Textron Financial's financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial's services are offered primarily in North America. However, Textron Financial finances Textron products worldwide, principally Bell helicopters and Cessna aircraft.

     Textron Financial is a subsidiary of Textron Inc. (Textron), a global multi-industry company with operations in five business segments: Bell, Cessna, Fastening Systems, Industrial and Finance. At January 1, 2005 and January 3, 2004, 21% of Textron Financial's total managed finance receivables were related to the financing of Textron's products. Textron Financial's year-end dates conform with Textron's year-end, which falls on the nearest Saturday to December 31.

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

  Other Income

     Other income includes syndication gains on the sale of loans and leases, late charges, prepayment gains, servicing fees, residual gains, and other miscellaneous fees, which are primarily recognized as income when received. It also includes earnings on retained interests in securitizations including interest on seller certificates and cash reserve accounts as well as the accretable yield on interest-only securities.

  Allowance for Losses on Finance Receivables

     Management evaluates its allowance for losses on finance receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

     Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover existing losses in the owned finance receivable portfolio, based on management's evaluation and analysis of this portfolio.

     Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

  Loan Impairment

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

  Equipment on Operating Leases

     Income from operating leases is recognized in equal amounts over the lease terms. The costs of such assets are capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful life of the asset or the lease term.

  Goodwill

     Management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in interest margin, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flow is based on the businesses' strategic plans and long-range planning forecasts.

  Pension Benefits and Postretirement Benefits Other than Pensions

     Textron Financial participates in Textron's defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $1.1 million, $0.6 million and $2.1 million in 2004, 2003 and 2002, respectively. The cost of the defined benefit pension plan amounted to approximately $7.7 million, $6.6 million and $4.6 million in 2004, 2003 and 2002, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron's funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

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

     While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. Textron Financial had minimal exposure to loss from nonperformance by the counterparties to these agreements at the end of 2004.

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

  New Accounting Pronouncement

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." This SOP addresses accounting and disclosure for differences between contractual and expected cash flows from investments in loans acquired in a transfer if such differences are attributable, at least in part, to deterioration in credit quality since origination. It requires that the excess of contractual cash flows over expected cash flows at the time of acquisition be accounted for as a nonaccretable component of the loan balance and prohibits such amounts from being recognized as an allowance for losses. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

NOTE 2 OTHER INCOME

                                                              2004    2003    2002
                                                              ----    ----    ----
                                                                 (In millions)
Servicing fees..............................................  $32     $32     $23
Prepayment gains............................................   23      14      10
Syndication income..........................................    8      10      18
Late charges................................................    7       9       9
Investment income...........................................   --       9      15
Other.......................................................   21      22      24
                                                              ---     ---     ---
Total other income..........................................  $91     $96     $99
                                                              ===     ===     ===

     The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3 SPECIAL CHARGES

     During the fourth quarter of 2003, the Company's management performed a strategic review of its operations and committed to a plan to restructure the operations within its corporate headquarters and within each of two core segments -- Asset-Based Lending and Resort Finance. As a result of the restructuring program, two facilities were closed, 85 employees were terminated and the Company recorded a restructuring charge of $6 million. As of January 3, 2004, Textron Financial paid severance related benefits and other expenses of $2 million and utilized $1 million in fixed asset impairments, leaving a reserve balance of $3 million. Textron Financial paid the remaining restructuring costs in 2004.

NOTE 4 DISCONTINUED OPERATIONS

     On December 19, 2003, the Company sold its small business direct portfolio (small business finance) for $421 million in cash and based upon the terms of the transaction no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for a portion of losses incurred on the portfolio above a predetermined level. The Company originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. The remaining $13 million liability is recorded in Accrued interest and other liabilities. Textron Financial's consolidated financial statements and related footnotes have been recast to reflect small business finance as a discontinued operation for the periods presented.

     Operating results for discontinued operations are as follows:

                                                              2004    2003   2002
                                                              -----   ----   ----
                                                                 (In millions)
Revenues....................................................  $ --    $46    $46

Income (loss) from discontinued operations..................  $ --    $ 2    $(1)
Income taxes................................................    --      1     --
                                                              -----   ---    ---
Net income (loss) from discontinued operations..............  $ --    $ 1    $(1)
                                                              =====   ===    ===

NOTE 5 RELATIONSHIP WITH TEXTRON INC.

     Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $6 million in 2004 and 2003, and $9 million in 2002, and operating lease revenues of $24 million in 2004, $22 million in 2003, and $21 million in 2002. In 2004, 2003, and 2002, Textron Financial paid Textron $0.9 billion, $0.9 billion, and $1.0 billion, respectively, relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $77 million, $56 million, and $104 million, respectively, for the purchase of operating equipment. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $330 million at January 1, 2005 and $428 million at January 3, 2004, and operating leases of $136 million at January 1, 2005 and $126 million at January 3, 2004, were subject to recourse to Textron or due from Textron.

     Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $14 million at January 1, 2005 ($21 million at January 3, 2004) under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial's Consolidated Balance Sheets. In addition, Textron has amended its credit facilities to permit Textron Financial to borrow under these facilities. Textron Financial had not utilized those facilities at January 1, 2005.

     Textron has also agreed to cause Textron Financial's pretax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder's equity to be no less than $200 million. No related payments were required for 2004, 2003, or 2002.

     The Company had income taxes receivable of $7 million at January 1, 2005 and income taxes payable of $79 million at January 3, 2004. These accounts are settled with Textron as Textron manages its consolidated federal tax position.

NOTE 6 FINANCE RECEIVABLES

  Contractual Maturities

     The contractual maturities of finance receivables outstanding at January 1, 2005, were as follows:

                                         2005    2006   2007   2008   2009   THEREAFTER   TOTAL
                                        ------   ----   ----   ----   ----   ----------   ------
                                                             (In millions)
Installment contracts.................  $  226   $176   $159   $182   $142     $  570     $1,455
Revolving loans.......................     754    201    169     64     70        144      1,402
Distribution finance receivables......   1,020      6     --     --     --         --      1,026
Golf course and resort mortgages......     168    245    152    138    130        172      1,005
Leveraged leases......................      (5)     2     (9)    73     38        440        539
Finance leases........................     140     53     55     59     17         86        410
                                        ------   ----   ----   ----   ----     ------     ------
Total finance receivables.............  $2,303   $683   $526   $516   $397     $1,412     $5,837
                                        ======   ====   ====   ====   ====     ======     ======

     Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections.

     Installment contracts and finance leases have initial terms generally ranging from two to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term have been classified as Installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts presented above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $708 million and $136 million, respectively, at January 1, 2005, and $670 million and $99 million, respectively, at January 3, 2004. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $137 million in 2005, $120 million in 2006, $101 million in 2007, $92 million in 2008, $92 million in 2009 and $166 million thereafter.

     Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivable, pools of residential and recreational land loans and the underlying real property.

     Golf course mortgages have initial terms generally ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property's appraised market value at loan origination. Golf course mortgages, totaling $798 million, consist of loans with an average balance of $3.3 million and an average remaining contractual maturity of four years. Resort mortgages, totaling $207 million, consist of loans with an average balance of $3.9 million and an average remaining contractual maturity of two years.

     Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and Distribution finance receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2004, such cash turnover was 8.2 times contractual maturities.

     Leveraged leases are secured by the ownership of the leased equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

  Concentrations

     Textron Financial's finance receivables are diversified across geographic region, borrower industry and type of collateral. The Company does not track revenues by geographic region. As an alternative, the Company believes managed finance receivables by geographic location is a more meaningful concentration measurement. Textron Financial's geographic concentrations (as measured by managed finance receivables) were as follows:

                                                                  2004           2003
                                                              ------------   ------------
                                                                     (In millions)
United States:
  Southeast.................................................  $2,148    26%  $1,939    26%
  West......................................................   1,548    19%   1,491    20%
  Midwest...................................................   1,100    14%   1,146    15%
  Southwest.................................................   1,041    13%     929    12%
  Mideast...................................................     904    11%     717    10%
  Northeast.................................................     300     4%     297     4%
                                                              ------   ---   ------   ---
Total United States.........................................  $7,041    87%  $6,519    87%
                                                              ------   ---   ------   ---
Canada......................................................     258     3%     254     3%
Mexico......................................................     220     3%     149     2%
South America...............................................     260     3%     270     4%
Other international.........................................     356     4%     333     4%
                                                              ------   ---   ------   ---
  Total managed finance receivables.........................  $8,135   100%  $7,525   100%
                                                              ======   ===   ======   ===

     Textron Financial's industry concentrations (as measured by managed finance receivables) were as follows:

                                                                  2004           2003
                                                              ------------   ------------
                                                                     (In millions)
Aircraft....................................................  $1,611    20%  $1,622    22%
Golf........................................................   1,442    18%   1,287    17%
Resort......................................................   1,176    14%   1,057    14%
Manufactured housing........................................     517     6%     459     6%
Transportation..............................................     418     5%     252     3%
Recreational vehicles.......................................     408     5%     317     4%
Information technology equipment............................     286     4%     212     3%
Outdoor power equipment.....................................     264     3%     144     2%
Real estate.................................................     152     2%     288     4%
Other.......................................................   1,861    23%   1,887    25%
                                                              ------   ---   ------   ---
  Total managed finance receivables.........................  $8,135   100%  $7,525   100%
                                                              ======   ===   ======   ===

  Leveraged Leases

                                                               2004      2003
                                                              -------   -------
                                                                (In millions)
Rental receivable...........................................  $ 1,800   $ 1,611
Nonrecourse debt............................................   (1,255)   (1,154)
Estimated residual values of leased assets..................      286       389
Less unearned income........................................     (292)     (333)
                                                              -------   -------
Investment in leveraged leases..............................      539       513
Deferred income taxes.......................................     (358)     (353)
                                                              -------   -------
Net investment in leveraged leases..........................  $   181   $   160
                                                              =======   =======

     Approximately 27% of Textron Financial's investment in leveraged leases is collateralized by real estate.

     The components of income from leveraged leases were as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Income recognized...........................................  $ 31   $27    $ 29
Income tax expense..........................................   (10)   (8)    (10)
                                                              ----   ---    ----
Income from leveraged leases................................  $ 21   $19    $ 19
                                                              ====   ===    ====

  Finance Leases

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Total minimum lease payments receivable.....................  $ 383   $ 287
Estimated residual values of leased equipment...............    205     188
                                                              -----   -----
                                                                588     475
Unearned income.............................................   (178)   (166)
                                                              -----   -----
Net investment in finance leases............................  $ 410   $ 309
                                                              =====   =====

     Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $83 million in 2005, $54 million in 2006, $47 million in 2007, $29 million in 2008, $10 million in 2009 and $160 million thereafter.

  Loan Impairment

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may differ from actual results.

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Nonaccrual finance receivables..............................  $119    $152

Impaired nonaccrual finance receivables (included in
  nonaccrual finance receivables above).....................  $ 85    $ 99
Impaired accrual finance receivables........................    58     137
                                                              ----    ----
Total impaired finance receivables..........................  $143    $236
                                                              ====    ====
Average recorded investment in impaired finance
  receivables...............................................  $123    $201

Impaired finance receivables with identified reserve
  requirements..............................................  $ 48    $ 47
Allowance for losses on finance receivables related to
  impaired loans............................................  $ 16    $ 18

     Nonaccrual finance receivables resulted in Textron Financial's finance charges being reduced by $15 million, $16 million and $16 million for 2004, 2003 and 2002, respectively. No finance charges were recognized using the cash basis method.

     Captive finance receivables with recourse that were 90 days or more delinquent amounted to $31 million, $41 million and $85 million at the years ended 2004, 2003 and 2002, respectively, and were 9.3%, 9.6% and 13.9% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $3 million, $6 million and $8 million for years ended 2004, 2003 and 2002, respectively.

  Allowance for Losses on Finance Receivables

     The following table presents changes in the Allowance for losses on finance receivables.

                                                              2004   2003    2002
                                                              ----   -----   -----
                                                                 (In millions)
Balance at beginning of year................................  $119   $ 145   $ 125
Provision for losses........................................    58      81     111
Charge-offs.................................................   (95)   (131)   (114)
Recoveries..................................................    16      14      11
Acquisitions and other......................................     1      10      12
                                                              ----   -----   -----
Balance at end of year......................................  $ 99   $ 119   $ 145
                                                              ====   =====   =====

  Managed and Serviced Finance Receivables

     Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

                                                               2004      2003
                                                              -------   -------
                                                                (In millions)
Total managed and serviced finance receivables..............  $ 9,268   $ 8,771
Third-party portfolio servicing.............................     (606)     (725)
Nonrecourse participations..................................     (488)     (472)
SBA sales agreements........................................      (39)      (49)
                                                              -------   -------
Total managed finance receivables...........................    8,135     7,525
Securitized receivables.....................................   (2,032)   (1,982)
Other managed finance receivables...........................     (266)     (408)
                                                              -------   -------
Owned receivables...........................................  $ 5,837   $ 5,135
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

     Other managed finance receivables represent the rental streams related to equipment lease portfolios sold to a third-party financial institution, which continue to be serviced and managed by Textron Financial. The Company has a contingent recourse liability related to these portfolios, which minimizes the purchaser's exposure to credit loss and prepayment risk. The maximum liability at January 1, 2005 was $42 million, and in the event Textron Financial's credit rating falls below BBB, the Company is required to pledge related equipment residuals of $10 million. The Company recorded a gain upon the sale of the portfolios net of the valuation of the recourse liability based on annual credit loss and prepayment rates of .25% and 7.5%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this recourse liability.

     Owned receivables include approximately $82 million of finance receivables that were unfunded at January 1, 2005, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

NOTE 7 RECEIVABLE SECURITIZATIONS

     During 2004, the Company securitized general aviation aircraft loans, distribution finance receivables (dealer financing arrangements), and vacation interval loans (timeshare notes receivable). The Company recognized pretax gains as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Distribution finance receivables............................  $48    $28    $23
General aviation aircraft loans.............................    7      5      9
Vacation interval loans.....................................    1      7      7
Equipment loans and leases..................................   --      3      3
Land loan receivables.......................................   --     --      3
                                                              ---    ---    ---
  Total pretax gains on securitizations.....................  $56    $43    $45
                                                              ===    ===    ===

     These gains represent estimates of the cash flows to be received from the Company's retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only strips, subordinate seller certificates, cash reserve accounts and rights to receive servicing fees, which range from 75 to 150 basis points. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company's cash flows is subject to the performance of the receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company's other assets and liabilities for failure of debtors to pay when due. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2004 were as follows:

                                                              GENERAL
                                                              AVIATION   DISTRIBUTION   VACATION
                                                              AIRCRAFT     FINANCE      INTERVAL
                                                               LOANS     RECEIVABLES     LOANS
                                                              --------   ------------   --------
Prepayment speed (annual rate)..............................    23.0%         --          12.4%
Weighted average life (in years)............................     2.6         0.3           3.3
Expected credit losses (annual rate)........................     0.5%        0.7%          2.8%
Residual cash flows discount rate...........................     5.0%        5.6%          7.3%

     At January 1, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in these assumptions are as follows:

                                                              GENERAL
                                                              AVIATION   DISTRIBUTION   VACATION
                                                              AIRCRAFT     FINANCE      INTERVAL
                                                               LOANS     RECEIVABLES     LOANS
                                                              --------   ------------   --------
                                                                        (In millions)
Carrying amount of retained interests in
  securitizations -- net....................................   $  98         $121        $  14
Weighted average life (in years)............................     2.4          0.3          2.0
                                                               -----         ----        -----
PREPAYMENT SPEED (ANNUAL RATE)..............................    23.0%          --         20.0%
                                                               -----         ----        -----
10% adverse change..........................................   $  (1)          --        $  (1)
20% adverse change..........................................      (3)          --           (1)
                                                               -----         ----        -----
EXPECTED CREDIT LOSSES (ANNUAL RATE)........................     0.2%         0.7%         3.7%
                                                               -----         ----        -----
10% adverse change..........................................   $  (1)        $ (2)          --
20% adverse change..........................................      (1)          (2)          --
                                                               -----         ----        -----
RESIDUAL CASH FLOWS DISCOUNT RATE...........................     4.2%         4.8%         4.5%
                                                               -----         ----        -----
10% adverse change..........................................      --           --           --
20% adverse change..........................................      --           --           --

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

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. At January 1, 2005, static pool losses related to term securitizations in the general aviation aircraft loan portfolio are as follows:

                                                                 YEAR
                                                              SECURITIZED
                                                              -----------
                                                              2001   2000
                                                              ----   ----
Static pool loss rate.......................................  0.8%   3.2%

     These loss rates relate to 29% of the total securitized general aviation aircraft loans. Static pool losses are not calculated by the Company for revolving period securitizations, which encompass the majority of the securitized portfolio outstanding, as receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

     Historical loss and delinquency amounts for Textron Financial's securitized portfolio and all similarly managed owned receivables for the year ended January 1, 2005, were as follows:

                                      TOTAL       AGGREGATE
                                    PRINCIPAL      CONTRACT                                       CREDIT
                                      AMOUNT       VALUE 60                               NET     LOSSES
                                     OF LOANS    DAYS OR MORE    60+ DAYS     AVERAGE    CREDIT   ANNUAL
TYPE OF FINANCE RECEIVABLE          AND LEASES     PAST DUE     DELINQUENCY   BALANCES   LOSSES    RATE
--------------------------          ----------   ------------   -----------   --------   ------   ------
                                              AT JANUARY 1, 2005              YEAR-ENDED JANUARY 1, 2005
                                    ---------------------------------------   --------------------------
                                                           (Dollars in millions)
General aviation aircraft loans...    $1,611         $25            1.5%       $1,533     $14      0.9%
Distribution finance
  receivables.....................     2,032           4            0.2%        1,844      13      0.7%
Vacation interval loans...........       248           2            0.7%          256       2      0.9%
                                      ------         ---                       ------     ---
  Total loans held and
     securitized..................    $3,891         $31                       $3,633     $29
                                      ======         ===                       ======     ===
CONSISTING OF:
Loans held in portfolio...........    $1,639         $14
Loans securitized.................     2,252          17
                                      ------         ---
  Total loans held and
     securitized..................    $3,891         $31
                                      ======         ===

     Data presented above for vacation interval loans represents only the securitized portfolio. This portfolio is originated by resort developers and serviced by the Company. Textron Financial does not directly own similar assets. Credit losses reported in the above table are charged against the resort developers' retained interests, which are subordinate to Textron Financial's retained interests. These credit losses are often mitigated by the resort developers who provide replacement loans to the trust for receivables which become 90 days or more delinquent.

     The table below summarizes certain cash flows received from and paid to securitization trusts during the years ended January 1, 2005 and January 3, 2004, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations.

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Proceeds from securitizations...............................  $394    $706
Servicing fees received.....................................    26      26
Cash flows received on retained interests...................    70      70
Cash paid for loan repurchases..............................    20      54

NOTE 8 EQUIPMENT ON OPERATING LEASES

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Equipment on operating leases, at cost:
  Aircraft .................................................  $224    $205
  Golf cars.................................................    36      39
  Other.....................................................    14      --
Accumulated depreciation:
  Aircraft .................................................   (29)    (26)
  Golf cars.................................................    (7)     (8)
  Other.....................................................    (1)     --
                                                              ----    ----
Equipment on operating leases -- net........................  $237    $210
                                                              ====    ====

     Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at January 1, 2005, are $27 million in 2005, $19 million in 2006, $16 million in 2007, $12 million in 2008, $10 million in 2009 and $24 million thereafter.

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

     Upon adoption, Textron Financial recorded an after-tax transitional impairment charge of $15 million ($23 million, pre-tax) in the second quarter of 2002, which was retroactively recorded in the first quarter of 2002. This charge is included in the caption "Cumulative effect of change in accounting principle, net of income taxes" in Textron Financial's Consolidated Statements of Income. This after-tax charge related to the Franchise Finance division within the Other segment and was primarily the result of decreasing loan volumes and an unfavorable securitization market.

     Textron Financial sold the portfolio of its small business finance operation on December 19, 2003. The sale resulted in a reduction of goodwill amounting to $12 million. See Note 4 for additional information.

     Goodwill totaled $110 million in the Resort Finance segment, $43 million in the Asset-Based Lending segment and $16 million in the Aircraft Finance segment at both January 1, 2005 and January 3, 2004.

NOTE 10 OTHER ASSETS

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Retained interests in securitizations.......................  $233    $270
Other long-term investments.................................    64      56
Fixed assets -- net.........................................    41      47
Repossessed assets and properties...........................    21      10
Investment in equipment residuals...........................    13     109
Other.......................................................    95      89
                                                              ----    ----
  Total other assets........................................  $467    $581
                                                              ====    ====

     Textron Financial reviews all Other assets for potential impairment on a periodic basis. As a result of these reviews, the Company recorded impairment charges in other income of $5 million and $1 million on Retained interests in securitizations in 2004 and 2003, respectively, and $13 million and $2 million on Other long-term investments in 2004 and 2003, respectively.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were securitized. In December 2004, the Company legally transferred ownership in $60 million of golf equipment residuals for $71 million in cash proceeds. The proceeds received, net of the carrying value of the assets transferred, are classified in Accrued interest and other liabilities. The purchaser is entitled to the cash flows from the eventual disposition of the equipment residuals and a contingent recourse obligation of up to 10% of the purchase price maintained by Textron Financial.

     Interest-only securities within retained interest in securitizations were $62 million and $72 million at January 1, 2005 and January 3, 2004, respectively.

     The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

NOTE 11 DEBT AND CREDIT FACILITIES

                                                               2004     2003
                                                              ------   ------
                                                               (In millions)
Short-term debt:
  Commercial paper..........................................  $1,289   $  497
  Other short-term debt.....................................      18       23
                                                              ------   ------
     Total short-term debt..................................   1,307      520
Long-term debt:
  Fixed rate notes
     Due 2004 (weighted average rate of 6.61%)..............      --    1,015
     Due 2005 (weighted average rates of 5.59% and 5.95%,
      respectively).........................................     181      107
     Due 2006 (weighted average rates of 3.04% and 2.92%,
      respectively).........................................     519      477
     Due 2007 (weighted average rates of 5.55% and 5.75%,
      respectively).........................................     808      714
     Due 2008 (weighted average rate of 4.39%)..............      42       --
     Due 2009 (weighted average rates of 5.87% and 6.00%,
      respectively).........................................     542      500
     Due 2010 and thereafter (weighted average rate of
      4.66%)................................................     268       --
  Variable rate notes
     Due 2004 (weighted average rate of 3.07%)..............      --      165
     Due 2005 (weighted average rates of 3.24% and 2.15%,
      respectively).........................................     475      475
     Due 2006 (weighted average rates of 2.81% and 2.00%,
      respectively).........................................     466      341
     Due 2007 (weighted average rates of 3.15% and 2.75%,
      respectively).........................................     175       75
                                                              ------   ------
  Long-term debt............................................   3,476    3,869
     Unamortized discount...................................      (3)      (4)
     Fair value adjustments.................................       3       22
                                                              ------   ------
       Total long-term debt.................................   3,476    3,887
                                                              ------   ------
          Total debt........................................  $4,783   $4,407
                                                              ======   ======

     Textron Financial has committed bank lines of credit of $1.5 billion, of which $500 million expires in 2005 and $1.0 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $187 million at January 1, 2005, compared to $966 million at January 3, 2004. In addition, Textron Financial is permitted to borrow under Textron's $1.25 billion revolving credit facilities, of which $250 million expires in 2005 and $1.0 billion expires in 2007. None of these lines of credit were used at January 1, 2005, or January 3, 2004. During the first quarter of 2004, the Company established an Australian dollar (AUD) 100 million committed credit facility that expires in 2005, of which AUD 88 million remained unused at January 1, 2005. The Company also maintains a Canadian dollar 50 million uncommitted credit facility. At January 1, 2005, the Company had not used any portion of this facility. Textron Financial also has a $25 million multi-currency committed credit facility, of which $17 million remained unused at January 1, 2005. This facility expires in 2005. Textron Financial generally pays fees in support of the committed lines.

     The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt at the time of issuance, of $2.2 billion and $1.9 billion at January 1, 2005 and January 3, 2004, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. During 2004, Textron Financial entered into $200 million of interest rate exchange agreements related to the conversion of variable rate debt to fixed rate debt at the time of issuance.

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

     The weighted average interest rates on short-term borrowings at year-end were as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
Commercial paper............................................  2.39%  1.23%  1.68%
Other short-term debt.......................................  5.50%  3.55%  2.98%

     The corresponding weighted average interest rates on these borrowings during the last three years were 1.57% in 2004, 1.47% in 2003 and 2.07% in 2002. Weighted average interest rates have been determined by relating interest costs for each year to the daily average dollar amounts outstanding.

     Interest on Textron Financial's variable rate notes is predominately tied to the three-month LIBOR for U.S. dollar deposits. The weighted average interest rate on these notes during the last three years before consideration of the effect of interest rate exchange agreements, were 2.61% in 2004, 2.47% in 2003 and 2.58% in 2002.

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. At both January 1, 2005, and January 3, 2004, the amount of debt related to these securitization trusts was $1.9 billion, respectively.

     The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company's lending agreements. At January 1, 2005, $451 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

     Cash payments made by Textron Financial for interest were $157 million in 2004, $182 million in 2003 and $196 million in 2002.

NOTE 12 DERIVATIVE FINANCIAL INSTRUMENTS

     Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2004 and 2003.

     In order to mitigate exposure to changes in the fair value of its fixed rate portfolios of receivables and debt due to changes in interest rates, the Company enters into interest rate exchange agreements, which convert its fixed rate cash flows to floating rates. The Company has designated these instruments as fair value hedges. Changes in the fair value of these instruments are recorded in Finance charges and discounts and Interest expense related to hedges of receivables and debt, respectively, and the corresponding offsetting changes in value in the hedged receivables and debt are also recorded in Finance charges and discounts and Interest expense. At January 1, 2005, the Company had interest rate exchange agreements with a fair value of $10.8 million designated as fair value hedges, compared to a fair value of $8.1 million at January 3, 2004.

     During 2004, the Company entered into interest rate exchange agreements to convert variable rate debt to fixed rate debt to mitigate its risk to variability in the cash flows attributable to certain future interest payments. The Company has designated these instruments as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At January 1, 2005, the Company had interest rate exchange agreements with a fair value of $1.3 million. The Company expects

$0.3 million of net of tax deferred losses to be reclassified to earnings related to these hedge relationships in 2005.

     Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which are caused by fluctuations in interest rates. The combination of these instruments convert net residual floating rate cash flows expected to be received by the Company as a result of the securitization trust's assets, liabilities and derivative instruments to fixed rate cash flows and are designated as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At January 1, 2005, these instruments had a fair value liability of $7.8 million, compared to a fair value liability of $13.7 million at January 3, 2004. The Company expects approximately $0.8 million of net of tax deferred gains to be reclassified to earnings related to these hedge relationships in 2005.

     At January 1, 2005, the Company had $6.2 million of net of tax deferred losses recorded in Other comprehensive income related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed rate debt and were terminated upon issuance of the debt. The Company is amortizing the deferred losses into Interest expense over the remaining life of the hedged debt of 38 months and expects approximately $1.9 million, net of income taxes, deferred losses to be reclassified to earnings in 2005.

     Textron Financial utilizes foreign currency interest rate exchange agreements to hedge the exposure through March 2005, in a Canadian dollar functional currency subsidiary, to fluctuations in the cash flows to be received on $107.0 million of LIBOR based U.S. dollar variable rate notes receivable as a result of changes in both foreign currency exchange rates and LIBOR. The Company has designated these agreements cash flow hedges and records changes in the fair value of these instruments net of tax in Other comprehensive income. At January 1, 2005, these instruments had a fair value of $41.8 million, compared to a fair value of $26.0 million at January 3, 2004. The Company expects approximately $0.3 million of net of tax deferred gains to be reclassified to earnings related to these hedge relationships in 2005.

     The Company also utilizes foreign currency interest rate exchange agreements to hedge its exposure, in a Canadian dollar functional currency subsidiary, to changes in the fair value of $60.0 million U.S. dollar denominated fixed rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker's Acceptance rates. The Company has designated these agreements as fair value hedges and records changes in the fair value of these instruments, as well as the corresponding changes in the fair value of the debt being hedged in Interest expense. At January 1, 2005, these instruments had a fair value liability of $6.4 million, compared to a fair value liability of $1.1 million at January 3, 2004.

     In relation to one of the Company's asset-backed securitizations, Textron Financial enters into back-to-back interest rate exchange agreements with both third-party financial institutions and commercial customers of the Resort Finance Segment. These instruments are designed to have an equal and offsetting impact to the Company and transfer the risk of differences between actual and scheduled cash flows related to the receivables sold from the financial institution to the commercial customers who originated the loan contracts sold. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction rather than mitigate interest rate risk to the Company, they are not designated in hedging relationships. There were no gains and losses related to these instruments in the Company's earnings in 2004.

NOTE 13 JUNIOR SUBORDINATED DEBENTURES

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

NOTE 14 INVESTMENT IN PARENT COMPANY PREFERRED STOCK

     On April 12, 2000, Textron made a $25 million noncash capital contribution to Textron Financial consisting of all of the outstanding shares of Textron Funding Corporation (Textron Funding), a related corporate holding company. Textron Funding's only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

NOTE 15 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) is summarized as follows:

                                                                     DEFERRED
                                                        FOREIGN        GAINS       DEFERRED
                                                       CURRENCY     (LOSSES) ON      GAINS
                                                      TRANSLATION      HEDGE      (LOSSES) ON
                                                      ADJUSTMENT     CONTRACTS    SECURITIES    TOTAL
                                                      -----------   -----------   -----------   -----
                                                                       (In millions)
BALANCE DECEMBER 29, 2001...........................     $  --         $(20)         $  --      $(20)
  Foreign currency translation......................        (4)          --             --        (4)
  Amortization of deferred loss on terminated hedge
     contracts, net of income taxes of $2 million...        --            3             --         3
  Net deferred loss on hedge contracts, net of
     income tax benefit of $3 million...............        --           (4)            --        (4)
  Net deferred gain on interest-only securities, net
     of income taxes of $6 million..................        --           --             10        10
                                                         -----         ----          -----      ----
BALANCE DECEMBER 28, 2002...........................        (4)         (21)            10       (15)
  Foreign currency translation......................         2           --             --         2
  Amortization of deferred loss on terminated hedge
     contracts, net of income taxes of $2 million...        --            3             --         3
  Net deferred gain on hedge contracts, net of
     income taxes of $7 million.....................        --           12             --        12
  Net deferred loss on interest-only securities, net
     of income tax benefit of $2 million............        --           --             (4)       (4)
                                                         -----         ----          -----      ----
Balance January 3, 2004.............................        (2)          (6)             6        (2)
  Foreign currency translation......................        10           --             --        10
  Amortization of deferred loss on terminated hedge
     contracts, net of income taxes of $2 million...        --            4             --         4
  Net deferred loss on hedge contracts, net of
     income tax benefit of $4 million...............        --           (7)            --        (7)
  Net deferred loss on interest-only securities, net
     of income tax benefit of $3 million............        --           --             (4)       (4)
                                                         -----         ----          -----      ----
Balance January 1, 2005.............................     $   8         $ (9)         $   2      $  1
                                                         =====         ====          =====      ====

NOTE 16 INCOME TAXES

     Income from continuing operations before income taxes and distributions on preferred securities:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
United States...............................................  $134   $110   $122
Foreign.....................................................     5      7     (2)
                                                              ----   ----   ----
  Total.....................................................  $139   $117   $120
                                                              ====   ====   ====

     The components of income taxes were as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (In millions)
Current:
  Federal...................................................  $(20)  $ 54   $(26)
  State.....................................................    (7)    11     10
  Foreign...................................................     3      1     --
                                                              ----   ----   ----
     Total current income taxes.............................  $(24)  $ 66   $(16)
                                                              ====   ====   ====
Deferred:
  Federal...................................................  $ 60   $(23)  $ 65
  State.....................................................     9     (8)    (6)
  Foreign...................................................    --      2     (1)
                                                              ----   ----   ----
     Total deferred income taxes............................    69    (29)    58
                                                              ----   ----   ----
       Total income taxes...................................  $ 45   $ 37   $ 42
                                                              ====   ====   ====

     Cash (received) paid for income taxes was $61 million in 2004, ($6) million in 2003 and ($31) million in 2002.

     The federal statutory income tax rate was reconciled to the effective income tax rate as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
Federal statutory income tax rate...........................  35.0%  35.0%  35.0%
  State income taxes........................................   1.3    1.9    2.3
  Tax exempt interest.......................................  (0.8)  (0.3)  (0.5)
  Favorable tax settlement..................................    --   (1.8)    --
  Foreign tax rate differential.............................  (1.5)  (2.1)  (1.6)
  Other, net................................................  (1.5)  (1.0)   0.1
                                                              ----   ----   ----
     Effective income tax rate..............................  32.5%  31.7%  35.3%
                                                              ====   ====   ====

     The components of Textron Financial's deferred tax assets and liabilities were as follows:

                                                              2004    2003
                                                              -----   -----
                                                              (In millions)
Deferred tax assets:
  Allowance for losses......................................  $ 18    $ 24
  State net operating losses................................    12      15
  Deferred origination fees.................................     4       4
  Nonaccrual finance receivables............................     6       6
  Other.....................................................    27      27
                                                              ----    ----
Total deferred tax assets...................................    67      76
  Valuation allowance.......................................    (4)     (6)
                                                              ----    ----
Net deferred tax assets.....................................    63      70
Deferred tax liabilities:
  Leveraged leases..........................................   358     353
  Finance leases............................................    91      11
  Equipment on operating leases.............................    55      48
  Other.....................................................    12      48
                                                              ----    ----
Total deferred tax liabilities..............................   516     460
                                                              ----    ----
Net deferred tax liabilities................................  $453    $390
                                                              ====    ====

     At January 1, 2005, Textron Financial had state net operating loss carryforwards of approximately $373 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2005 through 2024. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that "more likely than not" it will realize the benefit from such carryforwards.

     Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries, which approximated $14 million at the end of 2004 as management intends to reinvest those earnings for an indefinite period. If foreign subsidiaries' earnings were distributed, 2004 taxes, net of foreign tax credits, would be increased by approximately $5 million.

NOTE 17 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used in estimating the fair value of Textron Financial's financial instruments:

  Finance Receivables

     The estimated fair values of fixed rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of individually large balance nonperforming loans were based on independent appraisals, discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. The allowance for losses on finance receivables represents the credit risk adjustment required to reflect the loan portfolios' fair value. It excludes the allowance for losses attributable to finance lease portfolios. The fair values, net of carrying amounts of Textron Financial's leveraged leases, finance leases and operating leases ($539 million, $410 million and $237 million, respectively, at January 1, 2005, and $513 million, $309 million and $210 million, respectively, at January 3, 2004), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company's asset and liability management strategy are excluded from this fair value disclosure.

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

     The carrying values and estimated fair values of Textron Financial's financial instruments for which it is practicable to calculate a fair value are as follows:

                                                          2004        2004        2003        2003
                                                        CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                         VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                        --------   ----------   --------   ----------
                                                                        (In millions)
ASSETS:
Installment contracts.................................   $1,455      $1,445      $1,396      $1,373
Revolving loans.......................................    1,402       1,370       1,194       1,181
Distribution finance receivables......................    1,026       1,026         778         774
Golf course and resort mortgages......................    1,005       1,001         945         946
Retained interests in securitizations.................      233         233         270         270
Derivative financial instruments......................       69          69          60          60
                                                         ------      ------      ------      ------
                                                         $5,190      $5,144      $4,643      $4,604
                                                         ======      ======      ======      ======
LIABILITIES:
Total short-term debt.................................   $1,307      $1,307      $  520      $  520
Variable rate long-term notes.........................    1,116       1,126       1,056       1,074
Fixed rate long-term debt.............................    2,360       2,431       2,831       2,958
Amounts due to Textron Inc. ..........................       14          12          22          20
Retained interests in securitizations.................        8           8          18          18
Derivative financial instruments......................       29          29          49          49
                                                         ------      ------      ------      ------
                                                         $4,834      $4,913      $4,496      $4,639
                                                         ======      ======      ======      ======

NOTE 18 COMMITMENTS

     Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. Included in the revolving lines of credit are $30 million of commitments where funding is dependent on compliance with customary financial covenants. Advances under the remaining $980 million of committed facilities are dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are either floating rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

     The contractual amounts of the Company's outstanding commitments to extend credit at January 1, 2005, are shown below:

                                                              (In millions)
Commitments to extend credit:
Committed revolving lines of credit.........................     $1,010
Loans.......................................................         42
Standby letters of credit...................................         16

     Textron Financial's offices are occupied under noncancelable operating leases expiring on various dates through 2012. Rental expense was $7 million in 2004 ($7 million in 2003 and $8 million in 2002). Future minimum rental commitments for all noncancelable operating leases in effect at January 1, 2005, approximated $5 million for 2005, $5 million for 2006, $4 million for 2007, $4 million for 2008, $2 million for 2009 and $3 million thereafter. Of these amounts, $1 million is payable to Textron in years 2005 through 2008.

NOTE 19 CONTINGENCIES

     On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." Among other claims, the purported class action alleges fraud in the financing of Buyer's Source and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this claim. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

     Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service (IRS) is conducting an examination of the Company's Federal income tax returns for the years 2001, 2000, 1999 and 1998, and has issued a Notice of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $77 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in a pretax adjustment to income. The resolution of these issues and the impact on the Company's financial position and results of operations cannot be reasonably estimated at this time. Management believes that the proposed IRS adjustments are inconsistent with existing tax law and intends to vigorously defend the Company's position.

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

NOTE 20 FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

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

                                                       2004           2003           2002
                                                   ------------   ------------   ------------
                                                                 (In millions)
Revenues:
  Distribution Finance...........................  $  159    29%  $  151    26%  $  104    18%
  Resort Finance.................................      85    16%      87    15%      96    16%
  Golf Finance...................................      80    15%      81    15%      72    12%
  Aircraft Finance...............................      79    14%      81    14%      94    16%
  Asset-Based Lending............................      56    10%      59    10%      62    11%
  Structured Capital.............................      52    10%      35     6%      38     7%
  Other..........................................      34     6%      78    14%     118    20%
                                                   ------   ---   ------   ---   ------   ---
TOTAL REVENUES...................................  $  545   100%  $  572   100%  $  584   100%
                                                   ======   ===   ======   ===   ======   ===

                                                       2004           2003           2002
                                                   ------------   ------------   ------------
                                                                 (In millions)
Income (loss) before special charges, income
  taxes, distributions on preferred
  securities:(1)(2)
  Distribution Finance...........................  $   73         $   58         $   39
  Resort Finance.................................       2             26             43
  Golf Finance...................................      16             28             22
  Aircraft Finance...............................      24             10              8
  Asset-Based Lending............................      17             20             14
  Structured Capital.............................      30             12             20
  Other..........................................     (23)           (31)           (26)
                                                   ------         ------         ------
INCOME FROM CONTINUING OPERATIONS BEFORE SPECIAL
  CHARGES, INCOME TAXES AND DISTRIBUTIONS ON
  PREFERRED SECURITIES...........................  $  139         $  123         $  120
                                                   ------         ------         ------
Special charges..................................      --             (6)            --
                                                   ------         ------         ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES.....................................  $  139         $  117         $  120
                                                   ======         ======         ======
Finance assets:(3)
  Aircraft Finance...............................  $1,217         $1,160         $1,216
  Resort Finance.................................   1,196          1,070          1,053
  Golf Finance...................................   1,100            886            964
  Distribution Finance...........................   1,084            825            841
  Structured Capital.............................     774            634            581
  Asset-Based Lending............................     584            468            521
  Other..........................................     450            748          1,081
                                                   ------         ------         ------
TOTAL FINANCE ASSETS.............................  $6,405         $5,791         $6,257
                                                   ======         ======         ======

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

NOTE 21 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                 -----------   -----------   -----------   -----------
                                                 2004   2003   2004   2003   2004   2003   2004   2003
                                                 ----   ----   ----   ----   ----   ----   ----   ----
                                                                     (In millions)
Revenues.......................................  $134   $140   $137   $142   $129   $136   $145   $154


Net interest margin............................  $ 91   $ 92   $ 98   $ 93   $ 86   $ 88   $ 98   $110
Selling and administrative expenses............    40     44     48     43     44     46     44     46
Provision for losses...........................    20     24     14     26     14     18     10     13
Special charges................................    --     --     --     --     --     --     --      6
                                                 ----   ----   ----   ----   ----   ----   ----   ----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND DISTRIBUTIONS ON PREFERRED
  SECURITIES...................................    31     24     36     24     28     24     44     45
Income taxes...................................    10      8     12      8      9      8     14     13
Distributions on preferred securities, net of
  income taxes.................................    --      1     --     --     --     --     --     --
                                                 ----   ----   ----   ----   ----   ----   ----   ----
INCOME FROM CONTINUING OPERATIONS..............    21     15     24     16     19     16     30     32
Income from discontinued operations, net of
  income taxes.................................    --     --     --      1     --     --     --     --
                                                 ----   ----   ----   ----   ----   ----   ----   ----
NET INCOME.....................................  $ 21   $ 15   $ 24   $ 17   $ 19   $ 16   $ 30   $ 32
                                                 ====   ====   ====   ====   ====   ====   ====   ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     We have carried out an evaluation, under the supervision and the participation of our management, including our Chairman and Chief Executive Officer (our "CEO") and our Executive Vice President and Chief Financial Officer (our "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act") as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

          a) See Report of Management in Item 8 of this Form 10-K.

          b) See the Reports of Independent Registered Public Accounting Firm in
     Item 8 of this Form 10-K.

          c) Changes in Internal Controls -- There has been no change in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

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

     Omitted per Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted per Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted per Instruction I of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The aggregate fees for professional services rendered by Ernst & Young LLP during 2004 and 2003 were as follows:

     Audit Fees -- Fees for the audit of Textron Financial's annual financial statements, the reviews of the financial statements in Textron Financial's Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.2 million and $1.0 million, in 2004 and 2003, respectively.

     Audit Related Fees -- Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $0.2 million and $0.3 million in 2004 and 2003, respectively.

     Tax Services -- Fees for tax services relating to consultations and compliance were $18 thousand and $21 thousand in 2004 and 2003, respectively.

     Other Services -- Other service fees relating to miscellaneous services were $22 thousand and $89 thousand in 2004 and 2003, respectively.

     No fees were paid to Ernst & Young LLP for financial information systems design and implementation services during 2004 or 2003.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

     1. Consolidated statements of income for each of the years in the three-year period ended January 1, 2005

     2. Consolidated balance sheets at January 1, 2005 and January 3, 2004

     3. Consolidated statements of cash flows for each of the years in the three-year period ended January 1, 2005

     4. Consolidated statements of changes in shareholder's equity for each of the years in the three-year period ended January 1, 2005

     5. Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2) EXHIBITS

     The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

EXHIBIT
  NO.
--------
 3.1*      Restated Certificate of Incorporation of Textron Financial,
           dated July 19, 1993
 3.2**     By-Laws of Textron Financial as of May 2, 2000
 4.1***    Indenture dated as of December 9, 1999, between Textron
           Financial Corporation and SunTrust Bank (formerly known as
           Sun Trust Bank, Atlanta), (including form of debt
           securities)
 4.2****   Indenture dated as of November 30, 2001, between Textron
           Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation
10.1*      Support Agreement dated as of May 25, 1994, between Textron
           Financial and Textron
10.2*      Receivables Purchase Agreement between Textron Financial and
           Textron dated as of January 1, 1986
10.3*      Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
10.4       364-Day Credit Agreement dated July 28, 2003 among Textron
           Financial Corporation, the Banks listed therein, and
           JPMorgan Chase Bank, as Administrative Agent. Incorporated
           by reference to Exhibit 10.1 to Textron Financial
           Corporation's Report on 8-K as filed on August 26, 2003.
10.5       Five-Year Credit Agreement dated July 28, 2003 among Textron
           Financial Corporation, the Banks listed therein, and
           JPMorgan Chase Bank, as Administrative Agent. Incorporated
           by reference to Exhibit 10.2 to Textron Financial
           Corporation's Report on 8-K as filed on August 26, 2003.
10.6       364-Day Credit Agreement dated March 31, 2003 among Textron
           Inc., the Banks listed therein, and JPMorgan Chase Bank, as
           Administrative Agent. Incorporated by reference to Exhibit
           10.3 to Textron Inc.'s Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 29, 2003.
10.7       Five-Year Credit Agreement dated April 1, 2002 among Textron
           Inc., the Banks listed therein, and JPMorgan Chase Bank, as
           Administrative Agent. Incorporated by reference to Exhibit
           10.2 to Textron Inc.'s Quarterly Report on Form 10-Q for the
           fiscal quarter ended March 29, 2003.
10.8       Amendment to the Five-Year and 364-Day Credit Agreements
           dated as of July 28, 2003 among Textron Inc., the Banks
           listed therein, and JPMorgan Chase Bank, as Administrative
           Agent. Incorporated by reference to Exhibit 10.5 to Textron
           Financial Corporation's Quarterly Report on Form 10-Q for
           the fiscal quarter ended September 30, 2003.
10.9       Amendment to the 364-day Credit Agreement dated as of July
           28, 2003 among Textron Financial Corporation, the Banks
           party thereto, and JPMorgan Chase Bank, as Administrative
           Agent. Incorporated by reference to Exhibit 10.1 to Textron
           Financial's Quarterly Report on Form 10-Q for the fiscal
           quarter ended September 30, 2004.
12         Computation of Ratios of Earnings to Fixed Charges
21         List of significant subsidiaries
23         Consent of Independent Registered Public Accounting Firm
24         Power of Attorney dated as of February 22, 2005
31.1       Certification of Chief Executive Officer Pursuant to Rule
           13a-14(a)
31.2       Certification of Chief Financial Officer Pursuant to Rule
           13a-14(a)
32.1       Certification of Chief Executive Officer Pursuant to Rule
           13a-14(b) and 18 U.S.C. Section 1350
32.2       Certification of Chief Financial Officer Pursuant to Rule
           13a-14(b) and 18 U.S.C. Section 1350

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23(rd) day of February 2005.

                                          Textron Financial Corporation
                                          Registrant

                                          By:                  *
                                            ------------------------------------
                                            Ted R. French
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 23(rd) day of February 2005, by the following persons on behalf of the registrant and in the capacities indicated:

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

                                          By: /s/ THOMAS N. NICHIPOR
                                            ------------------------------------
                                            Thomas N. Nichipor
                                              Vice President and Corporate
                                              Controller (Principal Accounting
                                              Officer)

                                          *By: /s/ ELIZABETH C. PERKINS
                                             -----------------------------------
                                             Elizabeth C. Perkins
                                             Attorney-in-fact