Form 10-Q
period 2005-03-31
TEXTRON FINANCIAL CORP
filed 2005-05-06
CIK 709255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27559

                             ----------------------

                         TEXTRON FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

                   DELAWARE                                      05-6008768
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        40 WESTMINSTER STREET, P.O. BOX 6687, PROVIDENCE, RI 02940-6687
                                  401-621-4200
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                             ----------------------

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

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Consolidated Statements of Income for the three months
     ended March 31, 2005 and 2004 (unaudited)..............    2
  Consolidated Balance Sheets at March 31, 2005 and January
     1, 2005 (unaudited)....................................    3
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 2005 and 2004 (unaudited)..............    4
  Consolidated Statements of Changes in Shareholder's Equity
     through March 31, 2005 (unaudited).....................    5
  Notes to Consolidated Financial Statements (unaudited)....    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   15
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   25
Item 4. CONTROLS AND PROCEDURES.............................   25
PART II. OTHER INFORMATION
Item 6. EXHIBITS............................................   26

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                              2005    2004
                                                              -----   -----
                                                              (IN MILLIONS)
Finance charges and discounts...............................  $104    $ 94
Rental revenues on operating leases.........................     7       6
Other income................................................    30      34
                                                              ----    ----
TOTAL REVENUES..............................................   141     134
Interest expense............................................    45      38
Depreciation of equipment on operating leases...............     4       4
                                                              ----    ----

NET INTEREST MARGIN.........................................    92      92
Selling and administrative expenses.........................    47      41
Provision for losses........................................    12      20
                                                              ----    ----
INCOME BEFORE INCOME TAXES..................................    33      31
Income taxes................................................    11      10
                                                              ----    ----
NET INCOME..................................................  $ 22    $ 21
                                                              ====    ====

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   JANUARY 1,
                                                                2005         2005
                                                              ---------   ----------
                                                                  (IN MILLIONS)
ASSETS
Cash and equivalents........................................   $   64       $  127
Finance receivables, net of unearned income:
  Installment contracts.....................................    1,535        1,455
  Revolving loans...........................................    1,403        1,402
  Distribution finance receivables..........................    1,285        1,026
  Golf course and resort mortgages..........................    1,004        1,005
  Leveraged leases..........................................      545          539
  Finance leases............................................      431          410
                                                               ------       ------
Total finance receivables...................................    6,203        5,837
  Allowance for losses on finance receivables...............     (102)         (99)
                                                               ------       ------
Finance receivables -- net..................................    6,101        5,738
Equipment on operating leases -- net........................      244          237
Goodwill....................................................      169          169
Other assets................................................      396          467
                                                               ------       ------
Total assets................................................   $6,974       $6,738
                                                               ======       ======

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................   $  449       $  453
Amounts due to Textron Inc. ................................       15           14
Deferred income taxes.......................................      449          453
Debt........................................................    5,109        4,783
                                                               ------       ------
Total liabilities...........................................    6,022        5,703
SHAREHOLDER'S EQUITY
Capital surplus.............................................      574          574
Investment in parent company preferred stock................      (25)         (25)
Accumulated other comprehensive (loss) income...............       (7)           1
Retained earnings...........................................      410          485
                                                               ------       ------
Total shareholder's equity..................................      952        1,035
                                                               ------       ------
Total liabilities and shareholder's equity..................   $6,974       $6,738
                                                               ======       ======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                               2005      2004
                                                              -------   -------
                                                                (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    22   $    21
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for losses......................................       12        20
  Depreciation..............................................        8         9
  Amortization..............................................        2         2
  Deferred income tax provision.............................       (2)       --
  Noncash gains on securitizations and syndications.........        2        (2)
  Increase (decrease) in accrued interest and other
     liabilities............................................       25       (67)
  Other.....................................................        6         5
                                                              -------   -------
     Net cash provided (used) by operating activities.......       75       (12)
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (2,456)   (2,332)
Finance receivables repaid..................................    2,028     2,180
Proceeds from receivable sales, including securitizations...       32       174
Decrease in other investments...............................        7        40
Proceeds from disposition of operating leases and other
  assets....................................................        8         9
Other capital expenditures..................................       (3)       (3)
Purchase of assets for operating leases.....................      (19)      (11)
                                                              -------   -------
     Net cash (used) provided by investing activities.......     (403)       57
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................     (310)     (550)
Proceeds from issuance of long-term debt....................      398        45
Net increase in commercial paper............................      182       268
Net increase in other short-term debt.......................      106         5
Principal payments on nonrecourse debt......................      (14)      (31)
Capital contributions from Textron Inc. ....................        2         2
Dividends paid to Textron Inc. .............................      (99)      (59)
                                                              -------   -------
     Net cash provided (used) by financing activities.......      265      (320)
                                                              -------   -------
Net decrease in cash and equivalents........................      (63)     (275)
Cash and equivalents at beginning of period.................      127       357
                                                              -------   -------
Cash and equivalents at end of period.......................  $    64   $    82
                                                              =======   =======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                    INVESTMENT    ACCUMULATED
                                                    IN PARENT        OTHER
                                                     COMPANY     COMPREHENSIVE                  TOTAL
                                          CAPITAL   PREFERRED       INCOME       RETAINED   SHAREHOLDER'S
                                          SURPLUS     STOCK         (LOSS)       EARNINGS      EQUITY
                                          -------   ----------   -------------   --------   -------------
                                                                   (IN MILLIONS)
BALANCE JANUARY 3, 2004.................   $574        $(25)          $(2)         $462        $1,009
Comprehensive income:
Net income..............................     --          --            --            94            94
Other comprehensive income, net of
  income taxes:
  Foreign currency translation..........     --          --            10            --            10
  Change in unrealized net losses on
     hedge contracts....................     --          --            (3)           --            (3)
  Change in unrealized net gains on
     interest-only securities...........     --          --            (4)           --            (4)
                                                                      ---                      ------
  Other comprehensive income............     --          --             3            --             3
                                                                                               ------
Comprehensive income....................     --          --            --            --            97
Capital contributions from Textron
  Inc. .................................      9          --            --            --             9
Dividends to Textron Inc. ..............     (9)         --            --           (71)          (80)
                                           ----        ----           ---          ----        ------
BALANCE JANUARY 1, 2005.................    574         (25)            1           485         1,035
Comprehensive income:
Net income..............................     --          --            --            22            22
Other comprehensive income, net of
  income taxes:
  Foreign currency translation..........     --          --            (5)           --            (5)
  Change in unrealized net losses on
     hedge contracts....................     --          --            (4)           --            (4)
  Change in unrealized net gains on
     interest-only securities...........     --          --             1            --             1
                                                                      ---                      ------
  Other comprehensive loss..............     --          --            (8)           --            (8)
                                                                                               ------
Comprehensive income....................     --          --            --            --            14
Capital contributions from Textron
  Inc. .................................      2          --            --            --             2
Dividends to Textron Inc. ..............     (2)         --            --           (97)          (99)
                                           ----        ----           ---          ----        ------
BALANCE MARCH 31, 2005..................   $574        $(25)          $(7)         $410        $  952
                                           ====        ====           ===          ====        ======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 1, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at March 31, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2. OTHER INCOME

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Securitization gains........................................     $10         $13
Servicing income............................................       8           8
Investment income...........................................       3           2
Prepayment gains............................................       2           3
Late charges................................................       1           2
Syndication income..........................................       1           1
Other.......................................................       5           5
                                                                 ---         ---
Total other income..........................................     $30         $34
                                                                 ===         ===

     The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 3. MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

                                                          MARCH 31,   JANUARY 1,
                                                            2005         2005
                                                          ---------   ----------
                                                              (IN MILLIONS)
Total managed and serviced finance receivables..........   $ 9,521     $ 9,268
Third-party portfolio servicing.........................      (620)       (606)
Nonrecourse participations..............................      (485)       (488)
SBA sales agreements....................................       (36)        (39)
                                                           -------     -------
Total managed finance receivables.......................     8,380       8,135
Securitized receivables.................................    (1,949)     (2,032)
Other managed finance receivables.......................      (228)       (266)
                                                           -------     -------
Owned finance receivables...............................   $ 6,203     $ 5,837
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

     Owned receivables include approximately $123 million of finance receivables that were unfunded at March 31, 2005, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4. LOAN IMPAIRMENT

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

                                                          MARCH 31,   JANUARY 1,
                                                            2005         2005
                                                          ---------   ----------
                                                              (IN MILLIONS)
Nonaccrual finance receivables..........................    $107         $119
Impaired nonaccrual finance receivables (included in
  nonaccrual finance receivables above).................    $ 77         $ 85
Impaired accrual finance receivables....................      27           58
                                                            ----         ----
Total impaired finance receivables......................    $104         $143
                                                            ====         ====
Impaired finance receivables with identified reserve
  requirements..........................................    $ 43         $ 48
Allowance for losses on finance receivables related to
  impaired loans........................................    $ 16         $ 16

     The average recorded investment in impaired finance receivables during the first quarter of 2005 was $123 million compared to $172 million in the corresponding period in 2004.

     Nonaccrual finance receivables resulted in Textron Financial's finance charges being reduced by $2 million and $4 million for the first quarter of 2005 and 2004, respectively. No finance charges were recognized using the cash basis method.

     Captive finance receivables with recourse that were delinquent 90 days or more amounted to $27 million at March 31, 2005 and $31 million at January 1, 2005, and were 8.4% and 9.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $1 million for both the first quarter of 2005 and 2004.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 5. OTHER ASSETS

                                                          MARCH 31,   JANUARY 1,
                                                            2005         2005
                                                          ---------   ----------
                                                              (IN MILLIONS)
Retained interests in securitizations...................    $213         $233
Other long-term investments.............................      61           64
Fixed assets -- net.....................................      40           41
Repossessed assets and properties.......................      29           21
Investment in equipment residuals.......................      15           13
Other...................................................      38           95
                                                            ----         ----
Total other assets......................................    $396         $467
                                                            ====         ====

     Interest-only securities within retained interests in securitizations were $61 million and $62 million at March 31, 2005 and January 1, 2005, respectively.

     The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

     The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were sold.

     The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 6. DEBT AND CREDIT FACILITIES

                                                          MARCH 31,   JANUARY 1,
                                                            2005         2005
                                                          ---------   ----------
                                                              (IN MILLIONS)
Commercial paper........................................   $1,471       $1,289
Other short-term debt...................................      124           18
                                                           ------       ------
  Total short-term borrowings...........................    1,595        1,307
Fixed rate notes
  Due 2005 (weighted-average rates of 4.39% and 5.59%,
     respectively)......................................       42          181
  Due 2006 (weighted-average rates of 3.04% and 3.04%,
     respectively)......................................      519          519
  Due 2007 (weighted-average rates of 5.55% and 5.55%,
     respectively)......................................      809          808
  Due 2008 (weighted-average rates of 4.15% and 4.39%,
     respectively)......................................      442           42
  Due 2009 (weighted-average rates of 5.87% and 5.87%,
     respectively)......................................      542          542
  Due 2010 and thereafter (weighted-average rates of
     4.66% and 4.66%, respectively).....................      268          268
                                                           ------       ------
  Total fixed rate notes................................    2,622        2,360
Variable rate notes
  Due 2005 (weighted-average rates of 3.77% and 3.24%,
     respectively)......................................      275          475
  Due 2006 (weighted-average rates of 3.36% and 2.81%,
     respectively)......................................      466          466
  Due 2007 (weighted-average rates of 3.65% and 3.15%,
     respectively)......................................      175          175
                                                           ------       ------
  Total variable rate notes.............................      916        1,116
Unamortized discount....................................       (3)          (3)
Fair value adjustments..................................      (21)           3
                                                           ------       ------
     Total debt.........................................   $5,109       $4,783
                                                           ======       ======

     The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted-average interest rate was 2.66% during the three months ended March 31, 2005, and 2.87% at March 31, 2005.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July of 2005 and $1 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $8 million at March 31, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow under Textron's $1.3 billion revolving credit facility, which expires in 2010. At March 31, 2005, $1.2 billion of

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. During the first quarter of 2005, Textron Financial increased its Canadian uncommitted credit facilities to CAD 148 million, of which CAD 15 million remained unused. The Company also maintains an AUD committed credit facility, which was reduced to AUD 50 million and extended to 2006 during the first quarter of 2005. At March 31, 2005, Textron Financial had utilized AUD 9 million of this facility. Textron Financial also has a $25 million multi-currency committed credit facility, of which $18 million remained unused at March 31, 2005. This facility expires in 2005, and the Company expects to renew it prior to expiration.

     Interest on Textron Financial's variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements, was 3.50% and 2.36% for the three months ended March 31, 2005 and March 31, 2004, respectively.

     The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $2.5 billion and $2.2 billion at March 31, 2005 and January 1, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. In addition, Textron Financial had $200 million of interest rate exchange agreements at both March 31, 2005 and January 1, 2005, related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 3.43%.

     The weighted-average interest rate on variable rate term obligations (including the effect of interest rate exchange agreements) was 3.96% and 2.60% for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.8 billion and $1.9 billion for the periods ending March 31, 2005 and January 1, 2005, respectively.

     The terms of certain of the Company's loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $328 million at March 31, 2005. In the first quarter of 2005, Textron Financial declared and paid dividends of $99 million.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive loss is as follows:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2005        2004
                                                          ---------   ---------
                                                              (IN MILLIONS)
Beginning of period.....................................     $ 1         $(2)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $0.5 million and
  $0.5 million, respectively............................       1           1
Foreign currency translation............................      (5)         (1)
Net deferred loss on hedge contracts, net of income tax
  benefits of $2.1 million and $1.7 million,
  respectively..........................................      (5)         (3)
Net deferred gain (loss) on interest-only securities,
  net of income tax of $0.9 million and income tax
  benefit of $2.6 million, respectively.................       1          (4)
                                                             ---         ---
End of period...........................................     $(7)        $(9)
                                                             ===         ===

     Comprehensive income is summarized below:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          MARCH 31,   MARCH 31,
                                                            2005        2004
                                                          ---------   ---------
                                                              (IN MILLIONS)
Net income..............................................     $22         $21
Other comprehensive loss................................      (8)         (7)
                                                             ---         ---
Comprehensive income....................................     $14         $14
                                                             ===         ===

NOTE 8. CONTINGENCIES

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

     Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service (IRS) is conducting an examination of the Company's Federal income tax returns for the years 2001, 2000, 1999 and 1998, and has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $77 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in a pretax adjustment to income. Management believes that the proposed IRS adjustments are inconsistent with existing tax law and intends to vigorously defend the Company's position. The resolution of these issues and the impact on the Company's financial position and results of operations cannot be reasonably estimated at this time.

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

NOTE 9. FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     The Company aligns its business units into six operating segments based on the markets served and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance, syndicated bank loans and other liquidating portfolios related to a strategic realignment of the Company's business and product lines into core and non-core businesses.

                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                           MARCH 31,     MARCH 31,
                                                             2005          2004
                                                          -----------   -----------
                                                            (DOLLARS IN MILLIONS)
Revenues:
  Distribution Finance..................................  $ 40    28%   $ 42    31%
  Aircraft Finance......................................    22    16%     19    14%
  Golf Finance..........................................    22    16%     17    13%
  Resort Finance........................................    21    15%     20    15%
  Asset-Based Lending...................................    16    11%     14    10%
  Structured Capital....................................    12     9%     10     8%
  Other.................................................     8     5%     12     9%
                                                          ----   ----   ----   ----
Total revenues..........................................  $141   100%   $134   100%
                                                          ====   ====   ====   ====
Income (loss) before income taxes:(1)(2)
  Distribution Finance..................................  $ 15          $ 26
  Aircraft Finance......................................     6             5
  Golf Finance..........................................     6             2
  Resort Finance........................................     2            (7)
  Asset-Based Lending...................................     6             3
  Structured Capital....................................     7             4
  Other.................................................    (9)           (2)
                                                          ----          ----
Income before income taxes..............................  $ 33          $ 31
                                                          ====          ====

                          TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                              MARCH 31,   JANUARY 1,
                                                                2005         2005
                                                              ---------   ----------
                                                                  (IN MILLIONS)
Finance assets:(3)
  Distribution Finance......................................   $1,356       $1,084
  Aircraft Finance..........................................    1,301        1,217
  Golf Finance..............................................    1,153        1,100
  Resort Finance............................................    1,135        1,196
  Structured Capital........................................      778          774
  Asset-Based Lending.......................................      625          584
  Other.....................................................      418          450
                                                               ------       ------
Total finance assets........................................   $6,766       $6,405
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

(3) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         TEXTRON FINANCIAL CORPORATION

BUSINESS OVERVIEW

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

     During the first quarter of 2005, Textron Financial experienced significant growth in its owned finance receivable portfolio. Owned finance receivables grew by $366 million, or 6%, from year-end 2004, primarily in Distribution Finance and Aircraft Finance. The Company expects continued growth in its core portfolios during 2005.

     Portfolio quality statistics have continued to improve from year-end 2004. Nonperforming assets as a percentage of finance assets decreased to 2.01% at March 31, 2005 from 2.18% at year-end 2004, and 60+ days contractual delinquency as a percentage of finance receivables decreased to 1.37% at March 31, 2005 from 1.47% at year-end 2004. The Company expects relative stability in these statistics during 2005; however, the Company could experience an out-of-trend result in any one quarter.

     Net interest margin as a percentage of average net investment (net interest margin percentage) decreased to 6.30% during the first quarter of 2005 as compared to 7.28% during the first quarter of 2004, primarily attributable to decreases in discount earnings and other income. In addition, net interest margin percentage was negatively impacted by Prime rate increases, which reduced the benefit of loans with Prime rate floors. Net interest margin percentage will continue to be negatively impacted by Prime rate increases during 2005; however, the Company expects this impact will dissipate as rates increase above the Prime rate floors.

     Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) deteriorated during the first quarter of 2005, primarily as a result of increased employee salaries and benefits expense, from increased performance based compensation tied to the Company's improved profitability and an increase in pension costs, and the recognition of a $2 million asset impairment charge related to specialized computer software in the Other segment. Excluding the one-time asset impairment charge, operating efficiency was 49.0%, up from year-end 2004 (47.1%). The Company anticipates that this trend will reverse in 2005 based on continuing process improvement initiatives and increases in net interest margin due to growth in the core business portfolios.

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

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July of 2005 and $1 billion expires in 2008. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2006. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $8 million at March 31, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

under Textron's $1.3 billion revolving credit facility, which expires in 2010. At March 31, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. During the first quarter of 2005, Textron Financial increased its Canadian uncommitted credit facilities to CAD 148 million, of which CAD 15 million remained unused. The Company also maintains an AUD committed credit facility, which was reduced to AUD 50 million and extended to 2006 during the first quarter of 2005. At March 31, 2005, Textron Financial had utilized AUD 9 million of this facility. Textron Financial also has a $25 million multi-currency committed credit facility, of which $18 million remained unused at March 31, 2005. This facility expires in 2005, and the Company expects to renew it prior to expiration.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4 billion. Under this registration statement, Textron Financial issued $400 million of USD term debt and 130 million of CAD term debt during the first quarter of 2005. The proceeds from the USD term debt issuance were used to repay short-term debt. Proceeds from the CAD term debt issuance were received on April 1, 2005, and were used to pay down the balance of the Company's Canadian credit facility. At March 31, 2005, Textron Financial had $2.8 billion of capacity under this registration statement.

     Cash flows provided (used) by operating activities were $75 million during the first quarter of 2005, compared to $(12) million in the corresponding period of 2004. The increase in cash flows was primarily due to the timing of payments of accrued interest and other liabilities and an income tax payment of $60 million in the first quarter of 2004.

     Cash flows (used) provided by investing activities totaled $(403) million during the first quarter of 2005, compared to $57 million in the corresponding period of 2004. The decrease in cash flows during the first quarter of 2005 largely resulted from a $276 million increase in finance receivable originations, net of cash collections, and a $142 million reduction in proceeds from receivable sales, including securitizations.

     Cash flows provided (used) by financing activities were $265 million during the first quarter of 2005, compared to $(320) million in the corresponding period of 2004. The increase in cash flows during the first quarter of 2005 principally reflected a net increase in debt outstanding to fund asset growth. The cash used by financing activities during the first quarter of 2004 principally reflected the use of cash proceeds generated from the sale of a portfolio in December 2003 to pay down maturing debt.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at March 31, 2005, compared to 82% at January 1, 2005. Textron Financial's ratio of earnings to fixed charges was 1.71x for the three months ended March 31, 2005, compared to 1.79x for the corresponding period in 2004. Commercial paper and Other short-term debt as a percentage of total debt was 31% at March 31, 2005, compared to 27% at the end of 2004.

     During the first quarter of 2005, Textron Financial declared and paid dividends to Textron of $99 million, compared to dividends declared and paid of $59 million during the corresponding period of 2004. The increase in 2005 was due to excess capital from liquidating non-core portfolios and increased profitability. Textron contributed capital of $2 million to Textron Financial in the first quarters of 2005 and 2004, which consisted of Textron's dividend on the preferred stock of Textron Funding Corporation.

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

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds of $26 million and $174 million in the first quarter of 2005 and 2004, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $10 million in the first quarter of 2005 and $13 million in the first quarter of 2004. Of the $10 million of gains in the first quarter of 2005, $9 million were related to the recurring finance receivable sales into the Distribution Finance revolving securitization conduit, while $1 million was related to an increase in the Resort Finance securitization conduit. Cash collections on current and prior period securitization gains were $14 million and $12 million for the first quarter of 2005 and 2004, respectively.

Managed Finance Receivables

     Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which some risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

                                              MARCH 31,      JANUARY 1,     INCREASE/
                                                2005            2005        (DECREASE)
                                            -------------   -------------   ----------
                                                      (DOLLARS IN MILLIONS)
Distribution Finance......................  $2,541    30%   $2,269    28%      $272
Aircraft Finance..........................   1,627    20%    1,610    20%      $ 17
Golf Finance..............................   1,320    16%    1,296    16%      $ 24
Resort Finance............................   1,108    13%    1,183    15%      $(75)
Structured Capital........................     748     9%      745     9%      $  3
Asset-Based Lending.......................     626     7%      584     7%      $ 42
Other.....................................     410     5%      448     5%      $(38)
                                            ------   ----   ------   ----      ----
Total managed finance receivables.........  $8,380   100%   $8,135   100%      $245
                                            ======   ====   ======   ====      ====

     Managed finance receivables within the core businesses increased $283 million, primarily as a result of growth in the private brands portfolio within Distribution Finance. This increase was partially offset by higher collections, net of new finance receivable originations, in the Resort Finance portfolio. The decrease in the Other segment represents the continued portfolio collections of the liquidating portfolios.

Nonperforming Assets

     Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties. Textron Financial classifies receivables as nonaccrual and suspends the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if Textron Financial has significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by payment delinquency, reduction in the obligor's cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at March 31, 2005 and January 1, 2005, by business segment.

                                                          MARCH 31,      JANUARY 1,
                                                            2005            2005
                                                        -------------   ------------
                                                           (DOLLARS IN MILLIONS)
Resort Finance.......................................   $ 47    4.12%   $ 53   4.44%
Golf Finance.........................................     21    1.83%     26   2.34%
Aircraft Finance.....................................      7    0.54%     12   0.96%
Asset-Based Lending..................................      5    0.80%      7   1.17%
Distribution Finance.................................      3    0.26%      5   0.43%
Other................................................     53   12.66%     37   8.35%
                                                        ----            ----
Total nonperforming assets...........................   $136    2.01%   $140   2.18%
                                                        ====            ====

     The Company believes that nonperforming assets generally will be in the range of 2% to 4% of finance assets depending on economic conditions. Nonperforming assets decreased $4 million in the first quarter of 2005 as compared to year-end 2004. The core businesses showed significant improvement, decreasing $20 million from year-end 2004 largely related to improved general economic conditions, while the Other segment increased by $16 million. The increase in the Other segment was primarily related to one customer in media finance. Overall, the Company expects relative stability in portfolio quality during 2005.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At March 31, 2005, floating rate liabilities in excess of floating rate assets were $466 million, net of $2.3 billion of interest rate exchange agreements on long-term debt and $164 million of interest rate exchange agreements on finance receivables. Classified within fixed rate assets are $611 million of floating rate loans with index rate floors that are, on average, 40 basis points above the applicable index rate (predominately the Prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the Prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. In addition, $516 million of floating rate receivables with index rate floors have been sold into the Distribution Finance securitization conduit. Since this conduit issues floating rate liabilities to investors, Textron Financial currently benefits, in connection with the Company's ownership of the conduit's residual interest, from the interest differential between the floor rates and the index rates. On average, these securitized receivables have index rate floors that are 29 basis points above the applicable index rate.

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

Textron Financial's asset and liability position at March 31, 2005, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial's net income and cash flows of $0.8 million for the following twelve-month period.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $7 million and $3 million at March 31, 2005 and January 1, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company's Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Finance charges and discounts...............................    $ 104       $  94
Rental revenues on operating leases.........................        7           6
Other income................................................       30          34
                                                                -----       -----
Total revenues..............................................      141         134
Interest expense............................................       45          38
Depreciation of equipment on operating leases...............        4           4
                                                                -----       -----
Net interest margin.........................................    $  92       $  92
                                                                =====       =====
Portfolio yield.............................................     7.43%       7.82%
Net interest margin as a percentage of average net
  investment................................................     6.30%       7.28%

     Finance charges and discounts increased during the first quarter of 2005, principally reflecting $787 million of higher average finance receivables ($15 million), partially offset by a reduction in discount earnings in Distribution Finance ($4 million). The increase in average finance receivables was related to core portfolio growth primarily in Golf Finance ($323 million), Distribution Finance ($250 million), Resort Finance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

($137 million), Aircraft Finance ($126 million), Asset-Based Lending ($126 million) and Structured Capital ($115 million), partially offset by liquidation in non-core portfolios ($290 million). The decrease in other income was mostly due to lower securitization gains in Aircraft Finance ($2 million) and Distribution Finance ($1 million).

     Net interest margin remained flat as compared to the first quarter of 2004. The increase in interest expense was primarily due to a $734 million increase in the average debt outstanding, which was used to finance asset growth. The impact of the higher interest rate environment was mostly offset by improved credit spreads on new debt issuances. Net interest margin percentage decreased to 6.30%, as compared to 7.28% during the first quarter of 2004, primarily attributable to the aforementioned decreases in discount earnings and other income. In addition, net interest margin percentage was negatively impacted by Prime rate increases, which reduced the benefit of loans with Prime rate floors.

SELLING AND ADMINISTRATIVE EXPENSES

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Selling and administrative expenses.........................    $  47       $  41
Selling and administrative expenses as a percentage of
  managed and serviced finance receivables..................     2.03%       1.88%
Operating efficiency ratio..................................     51.1%       44.5%

     The increase in selling and administrative expenses was attributable to increased employee salaries and benefits expense ($4 million) and the recognition of an asset impairment charge ($2 million) related to specialized computer software in the Other segment. The increase in employee salaries and benefits expense resulted from increased performance based compensation tied to the Company's improved profitability and an increase in pension costs.

PROVISION FOR LOSSES

     Allowance for losses on finance receivables is presented in the following table.

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Allowance for losses on finance receivables beginning of
  period....................................................    $ 99        $119
Provision for losses........................................      12          20
Less net charge-offs:
  Resort Finance............................................       4           6
  Distribution Finance......................................       2           3
  Golf Finance..............................................       1          --
  Aircraft Finance..........................................       1          --
  Other.....................................................       1          10
                                                                ----        ----
Total net charge-offs.......................................       9          19
                                                                ----        ----
Allowance for losses on finance receivables end of period...    $102        $120
                                                                ====        ====

     The decrease in the provision for losses during the first quarter of 2005 principally reflects an improvement in portfolio quality. Nonaccrual finance receivables decreased $12 million to $107 million at March 31, 2005 from $119 million at January 1, 2005. In addition, the Company experienced lower net charge-offs in both its core and non-core portfolios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses for such assets.

OPERATING RESULTS BY SEGMENT

     Segment income presented in the tables below represents income before income taxes.

  Distribution Finance

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $40         $42

Net interest margin.........................................     $33         $38
Selling and administrative expenses.........................      16          14
Provision for losses........................................       2          (2)
                                                                 ---         ---
Segment income..............................................     $15         $26
                                                                 ===         ===

     Distribution Finance segment income decreased in the first quarter of 2005 reflecting a lower net interest margin, an increase in provision for losses and higher selling and administrative expenses. The decrease in net interest margin was primarily due to a reduction in discount earnings ($4 million) and lower securitization gains ($1 million). The increase in provision for losses was mostly the result of growth in the portfolio during 2005, and a reduction in reserving requirements for this segment during 2004.

  Aircraft Finance

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $22         $19

Net interest margin.........................................     $11         $ 9
Selling and administrative expenses.........................       4           4
Provision for losses........................................       1          --
                                                                 ---         ---
Segment income..............................................     $ 6         $ 5
                                                                 ===         ===

     The increase in Aircraft Finance segment income was the result of a higher net interest margin, partially offset by an increase in provision for losses. The higher net interest margin was largely the result of an increase in pricing ($2 million) and higher average finance receivables of $126 million. The increase in provision for losses was related to the growth in the portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Golf Finance

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $22         $17

Net interest margin.........................................     $12         $ 8
Selling and administrative expenses.........................       5           4
Provision for losses........................................       1           2
                                                                 ---         ---
Segment income..............................................     $ 6         $ 2
                                                                 ===         ===

     Golf Finance segment income increased primarily reflecting a higher net interest margin. The higher net interest margin was largely the result of an increase in pricing ($3 million) and $323 million of higher average finance receivables ($2 million), partially offset by a decrease in other income ($1 million).

  Resort Finance

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $21         $20

Net interest margin.........................................     $13         $14
Selling and administrative expenses.........................       7           6
Provision for losses........................................       4          15
                                                                 ---         ---
Segment income (loss).......................................     $ 2         $(7)
                                                                 ===         ===

     Resort Finance segment income improved during the first quarter of 2005 as compared to the corresponding period of 2004. The increase in segment income was largely the result of a lower provision for losses reflecting stabilization in portfolio quality during the first quarter of 2005, and specific reserving actions taken on several nonperforming accounts during the first quarter of 2004.

  Asset-Based Lending

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $16         $14

Net interest margin.........................................     $11         $11
Selling and administrative expenses.........................       5           5
Provision for losses........................................      --           3
                                                                 ---         ---
Segment income..............................................     $ 6         $ 3
                                                                 ===         ===

     The increase in Asset-Based Lending segment income was mostly due to a lower provision for losses. The decrease in provision for losses was primarily due to specific reserving actions taken on nonperforming accounts during the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Structured Capital

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $12         $10

Net interest margin.........................................     $ 8         $ 5
Selling and administrative expenses.........................       1           1
Provision for losses........................................      --          --
                                                                 ---         ---
Segment income..............................................     $ 7         $ 4
                                                                 ===         ===

     Structured Capital segment income increased in the first quarter of 2005 reflecting a higher net interest margin, primarily due to higher average finance receivables of $115 million.

  Other Segment

                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Revenues....................................................     $ 8         $12
Net interest margin.........................................     $ 4         $ 7
Selling and administrative expenses.........................       9           7
Provision for losses........................................       4           2
                                                                 ---         ---
Segment loss................................................     $(9)        $(2)
                                                                 ===         ===

     Other segment loss increased during the first quarter of 2005 primarily reflecting a lower net interest margin, higher selling and administrative expenses and a higher provision for losses. The decrease in net interest margin was mostly due to the liquidation of the portfolio and lower other income ($1 million). The increase in selling and administrative expenses was the result of the recognition of an asset impairment charge ($2 million) related to specialized computer software. The increase in provision for losses was largely the result of a change in reserve requirements for the franchise finance portfolio.

NET INCOME

     Net income of $22 million for the first quarter of 2005 was $1 million, or 3%, higher than the corresponding period of 2004. The increase was due to a $8 million reduction in provision for losses as a result of improving portfolio quality, partially offset by a $6 million increase in selling and administrative expenses.

SELECTED FINANCIAL RATIOS

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2005        2004
                                                              ---------   ---------
Net interest margin as a percentage of average net
  investment(1).............................................    6.30%       7.28%
Return on average equity....................................    8.85%       8.57%
Return on average assets....................................    1.26%       1.38%
Selling and administrative expenses as a percentage of
  average managed and serviced finance receivables(2).......    2.03%       1.88%
Operating efficiency ratio(3)...............................    51.1%       44.5%
Net charge-offs as a percentage of average finance
  receivables...............................................    0.56%       1.51%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                              MARCH 31,   JANUARY 1,
                                                                2005         2005
                                                              ---------   ----------
60+ days contractual delinquency as a percentage of finance
  receivables(4)............................................    1.37%        1.47%
Nonperforming assets as a percentage of finance assets(5)...    2.01%        2.18%
Allowance for losses on finance receivables as a percentage
  of finance receivables....................................    1.65%        1.70%
Allowance for losses on finance receivables as a percentage
  of nonaccrual finance receivables.........................    95.4%        83.7%
Total debt to tangible shareholder's equity(6)..............    6.47x        5.53x

---------------

(1) Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2) Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3) Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4) Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5) Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial's Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6) Tangible shareholder's equity equals Shareholder's equity, excluding Accumulated other comprehensive income or loss, less Goodwill.

FORWARD-LOOKING INFORMATION

     Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies and; (k) performance of acquisitions.

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

     During the fiscal quarter covered by this report, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On January 2, 2005, the Company engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. As of March 31, 2005, there has been no material change in the Company's internal control over financial reporting related to this contract; however, the transfer of operational oversight to the third-party service provider is expected to result in material changes to the Company's internal control over financial reporting related to its information technology infrastructure later in 2005. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting will continue to be maintained during the transition period.

                           PART II. OTHER INFORMATION

                         TEXTRON FINANCIAL CORPORATION

ITEM 6.  EXHIBITS

 12    Computation of Ratio of Earnings to Fixed Charges
 31.1  Certification of Chief Executive Officer Pursuant to Rule
       13a-14(a)
 31.2  Certification of Chief Financial Officer Pursuant to Rule
       13a-14(a)
 32.1  Certification of Chief Executive Officer Pursuant to 18
       U.S.C. Section 1350
 32.2  Certification of Chief Financial Officer Pursuant to 18
       U.S.C. Section 1350

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005                         TEXTRON FINANCIAL CORPORATION

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