Form 10-Q
period 2005-06-30
TEXTRON FINANCIAL CORP
filed 2005-08-08
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-15515

Textron Financial Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	05-6008768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
      All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Finance charges and discounts	$110	$85	$214	$179
Rental revenues on operating leases	8	8	15	14
Other income	29	44	59	78

Total revenues	147	137	288	271
Interest expense	51	34	96	72
Depreciation of equipment on operating leases	5	5	9	9

Net interest margin	91	98	183	190
Selling and administrative expenses	46	48	93	89
Provision for losses	1	14	13	34

Income before income taxes	44	36	77	67
Income taxes	15	12	26	22

Net income	$29	$24	$51	$45

See notes to consolidated financial statements.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	January 1,
	2005	2005

	(In millions)
Assets
Cash and equivalents	$77	$127
Finance receivables, net of unearned income:
Installment contracts	1,486	1,455
Revolving loans	1,452	1,402
Distribution finance receivables	1,222	1,026
Golf course and resort mortgages	940	1,005
Leveraged leases	530	539
Finance leases	464	410

Total finance receivables	6,094	5,837
Allowance for losses on receivables	(99)	(99)

Finance receivables-net	5,995	5,738
Equipment on operating leases-net	233	237
Goodwill	169	169
Other assets	388	467

Total assets	$6,862	$6,738

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$420	$453
Amounts due to Textron Inc.	39	14
Deferred income taxes	457	453
Debt	4,965	4,783

Total liabilities	5,881	5,703
Shareholder’s equity
Capital surplus	574	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive (loss) income	(7)	1
Retained earnings	439	485

Total shareholder’s equity	981	1,035

Total liabilities and shareholder’s equity	$6,862	$6,738

See notes to consolidated financial statements.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

	(In millions)
Cash flows from operating activities:
Net income	$51	$45
Adjustments to reconcile income to net cash provided by operating activities:
Provision for losses	13	34
Depreciation	17	18
Amortization	5	6
Deferred income tax provision	5	22
Noncash gains on securitizations and syndications	—	(6)
Increase (decrease) in accrued interest and other liabilities	40	(101)
Other	15	3

Net cash provided by operating activities	146	21
Cash flows from investing activities:
Finance receivables originated or purchased	(5,208)	(5,130)
Finance receivables repaid	4,687	4,707
Proceeds from receivable sales, including securitizations	233	248
Proceeds from disposition of operating leases and other assets	26	46
Purchase of assets for operating leases	(24)	(19)
Other capital expenditures	(4)	(5)
Decrease in other investments	13	42

Net cash used by investing activities	(277)	(111)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,150	445
Principal payments on long-term debt	(556)	(550)
Redemption of junior subordinated debentures	—	(26)
Net (decrease) increase in commercial paper	(382)	57
Net (decrease) increase in other short-term debt	(11)	1
Principal payments on nonrecourse debt	(23)	(40)
Capital contributions from Textron Inc.	5	5
Dividends paid to Textron Inc.	(102)	(72)

Net cash provided (used) by financing activities	81	(180)

Net decrease in cash and equivalents	(50)	(270)
Cash and equivalents at beginning of period	127	357

Cash and equivalents at end of period	$77	$87

See notes to consolidated financial statements.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity

	(In millions)
Balance January 3, 2004	$574	$(25)	$(2)	$462	$1,009
Comprehensive income:
Net income	—	—	—	94	94
Other comprehensive income, net of income taxes:
Foreign currency translation	—	—	10	—	10
Change in unrealized net losses on hedge contracts	—	—	(3)	—	(3)
Change in unrealized net gains on interest-only securities	—	—	(4)	—	(4)

Other comprehensive income	—	—	3	—	3

Comprehensive income	—	—	—	—	97
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(71)	(80)

Balance January 1, 2005	574	(25)	1	485	1,035
Comprehensive income:
Net income	—	—	—	51	51
Other comprehensive income, net of income taxes:
Foreign currency translation	—	—	(7)	—	(7)
Change in unrealized net losses on hedge contracts	—	—	(4)	—	(4)
Change in unrealized net gains on interest-only securities	—	—	3	—	3

Other comprehensive loss	—	—	(8)	—	(8)

Comprehensive income	—	—	—	—	43
Capital contributions from Textron Inc.	5	—	—	—	5
Dividends to Textron Inc.	(5)	—	—	(97)	(102)

Balance June 30, 2005	$574	$(25)	$(7)	$439	$981

See notes to consolidated financial statements.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation
      The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements
      Textron Financial participates in Textron Inc.’s (Textron) 1999 Long-Term Incentive Plan (the “Plan”). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees through June 30, 2005 was $1 million.

Note 3.	Other Income

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Securitization gains	$15	$16	$25	$29
Servicing income	9	8	17	16
Prepayment income	1	5	3	8
Late charges	2	2	3	4
Investment income	2	3	5	5
Syndication income	—	4	1	5
Other	—	6	5	11

Total other income	$29	$44	$59	$78

      The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets acquired through bankruptcy or repossession of collateral are also recorded in the Other component of Other income.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 4.	Managed and Serviced Finance Receivables
      Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized below.

	June 30,	January 1,
	2005	2005

	(In millions)
Total managed and serviced finance receivables	$9,479	$9,268
Third-party portfolio servicing	(609)	(606)
Nonrecourse participations	(474)	(488)
SBA sales agreements	(33)	(39)

Total managed finance receivables	8,363	8,135
Securitized receivables	(2,084)	(2,032)
Other managed finance receivables	(185)	(266)

Owned finance receivables	$6,094	$5,837

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
      Owned receivables include approximately $101 million of finance receivables that were unfunded at June 30, 2005, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Note 5.	Loan Impairment
      Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	January 1,
	2005	2005

	(In millions)
Nonaccrual finance receivables	$105	$119
Impaired nonaccrual finance receivables (included in nonaccrual finance receivables above)	$78	$85
Impaired accrual finance receivables	37	58

Total impaired finance receivables	$115	$143

Impaired finance receivables with identified reserve requirements	$59	$48
Allowance for losses on finance receivables related to impaired loans	$16	$16
      The average recorded investment in impaired nonaccrual finance receivables during the first six months of 2005 was $80 million compared to $98 million in the corresponding period in 2004. The average recorded investment in impaired accrual finance receivables was $21 million during the first six months of 2005, compared to $7 million in the corresponding period of 2004.
      Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $6 million and $8 million for the first six months of 2005 and 2004, respectively. No finance charges were recognized using the cash basis method.
      Captive finance receivables with recourse that were delinquent 90 days or more amounted to $22 million at June 30, 2005 and $31 million at January 1, 2005, and were 7.4% and 9.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $1 million and $2 million for the first six months of 2005 and 2004, respectively.
      Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At June 30, 2005, these leases had outstanding balances of $59 million and $17 million, respectively. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

Note 6.	Other Assets

	June 30,	January 1,
	2005	2005

	(In millions)
Retained interests in securitizations	$211	$233
Other long-term investments	57	64
Fixed assets — net	36	41
Repossessed assets and properties	25	21
Investment in equipment residuals	14	13
Other	45	95

Total other assets	$388	$467

      Interest-only securities within retained interests in securitizations were $64 million and $62 million at June 30, 2005 and January 1, 2005, respectively.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in Other income.
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

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Debt and Credit Facilities

	June 30,	January 1,
	2005	2005

	(In millions)
Commercial paper	$907	$1,289
Other short-term debt	7	18

Total short-term borrowings	914	1,307
Fixed rate notes
Due 2005 (weighted-average rates of 4.39% and 5.59%, respectively)	21	181
Due 2006 (weighted-average rates of 3.04% and 3.04%, respectively)	519	519
Due 2007 (weighted-average rates of 5.55% and 5.55%, respectively)	808	808
Due 2008 (weighted-average rates of 4.12% and 4.39%, respectively )	548	42
Due 2009 (weighted-average rates of 5.87% and 5.87%, respectively)	542	542
Due 2010 and thereafter (weighted-average rates of 4.63% and 4.66%, respectively)	669	268

Total fixed rate notes	3,107	2,360
Variable rate notes
Due 2005 (weighted-average rates of 3.98% and 3.24%, respectively)	100	475
Due 2006 (weighted-average rates of 3.76% and 2.81%, respectively)	516	466
Due 2007 (weighted-average rates of 3.92% and 3.15%, respectively)	225	175
Due 2008 (weighted average rate of 3.34%)	100	—

Total variable rate notes	941	1,116
Unamortized discount	(3)	(3)
Fair value adjustments	6	3

Total debt	$4,965	$4,783

      The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted-average interest rate was 2.86% during the six months ended June 30, 2005, and 3.28% at June 30, 2005.
      As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Effective July 25, 2005, these lines of credit total $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $581 million at June 30, 2005, compared to $187 million at January 1, 2005. Textron Financial is also

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
permitted to borrow under Textron’s $1.3 billion revolving credit facility, which expires in 2010. At June 30, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. Textron Financial has a Canadian uncommitted credit facility of CAD 50 million, which was unused at June 30, 2005. The Company also maintains an AUD 50 million committed credit facility, which expires in 2006. At June 30, 2005, this facility was unused. Textron Financial also has a $25 million multi-currency committed credit facility, of which $18 million remained unused at June 30, 2005. This facility expires in 2006.
      Interest on Textron Financial’s variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements, was 3.64% and 2.35% for the six months ended June 30, 2005 and June 30, 2004, respectively.
      The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.0 billion and $2.2 billion at June 30, 2005 and January 1, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. In addition, Textron Financial had $200 million of interest rate exchange agreements at both June 30, 2005 and January 1, 2005, related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 3.43%.
      The weighted-average interest rate on variable rate term obligations (including the effect of interest rate exchange agreements) was 4.00% and 2.59% for the six months ended June 30, 2005 and June 30, 2004, respectively.
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
      Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The amount of debt issued by these qualified special purpose trusts was $1.9 billion at both June 30, 2005 and January 1, 2005, respectively.

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Accumulated Other Comprehensive Loss and Comprehensive Income
      Accumulated other comprehensive loss is as follows:

	Six Months
	Ended

	June 30,	June 30,
	2005	2004

	(In millions)
Beginning of period	$1	$(2)
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $1 million and $1 million, respectively	2	2
Foreign currency translation	(7)	(1)
Net deferred loss on hedge contracts, net of income tax benefits of $3 million and $1 million, respectively	(6)	(3)
Net deferred gain (loss) on interest-only securities, net of income tax of $2 million and income tax benefit of $4 million, respectively	3	(7)

End of period	$(7)	$(11)

      Comprehensive income is summarized below:

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Net income	$29	$24	$51	$45
Other comprehensive loss	—	(2)	(8)	(9)

Comprehensive income	$29	$22	$43	$36

Note 9.	Contingencies
      On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as “Buyer’s Source.” Among other claims, the purported class action alleges fraud and failure to disclose certain information in the financing of Buyer’s Source and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this claim. The Company believes that the purported class action will not have a material effect on the Company’s financial position and results of operations.
      Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service (IRS) is conducting an examination of the Company’s Federal income tax returns for the years 2001, 2000, 1999 and 1998, and has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $94 million. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in a pretax adjustment to income. Management believes that the proposed IRS adjustments are inconsistent with existing

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
tax law and intends to vigorously defend the Company’s position. The resolution of these issues and the impact on the Company’s financial position and results of operations cannot be reasonably estimated at this time.
      There are other pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial’s financial position or results of operations.

Note 10.	Financial Information about Operating Segments
      The Company aligns its business units into six operating segments based on the markets served and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance, syndicated bank loans and other liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses.

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues:
Distribution Finance	$44	$41	$84	$83
Golf Finance	26	21	48	38
Aircraft Finance	25	18	47	37
Resort Finance	20	20	41	40
Asset-Based Lending	18	13	34	27
Structured Capital	12	10	24	20
Other	2	14	10	26

Total revenues	$147	$137	$288	$271

Income before income taxes:(1)(2)
Distribution Finance	$17	$18	$32	$44
Golf Finance	8	5	14	7
Aircraft Finance	10	5	16	10
Resort Finance	5	2	7	(5)
Asset-Based Lending	4	4	10	7
Structured Capital	7	6	14	10
Other	(7)	(4)	(16)	(6)

Income before income taxes	$44	$36	$77	$67

Item 1.     Financial Statements (Continued)
TEXTRON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	January 1,
	2005	2005

	(In millions)
Finance assets:(3)
Distribution Finance	$1,286	$1,084
Aircraft Finance	1,255	1,217
Golf Finance	1,168	1,100
Resort Finance	1,107	1,196
Structured Capital	762	774
Asset-Based Lending	666	584
Other	389	450

Total finance assets	$6,633	$6,405

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
TEXTRON FINANCIAL CORPORATION
Key Business Initiatives and Trends
      Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Textron Financial’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.
      During the first six months of 2005, Textron Financial experienced steady growth in its managed finance receivable portfolio. Excluding non-core portfolios, managed finance receivables grew by $297 million, or 4%, from year-end 2004, primarily in Distribution Finance and Asset-Based Lending. The Company expects continued growth in its core portfolios throughout the remainder of 2005.
      Portfolio quality statistics have continued to improve during 2005. Nonperforming assets as a percentage of finance assets decreased to 1.92% at June 30, 2005, from 2.01% at March 31, 2005 and 2.18% at year-end 2004; and 60+ days contractual delinquency as a percentage of finance receivables decreased to 1.08% at June 30, 2005, from 1.37% at March 31, 2005 and 1.47% at year-end 2004. The Company expects relative stability in these statistics during 2005; however, the Company could experience an out-of-trend result in any one quarter.
      Net interest margin as a percentage of average net investment (net interest margin percentage) decreased to 6.15% during the first six months of 2005, as compared to 7.54% during the corresponding period in 2004, primarily attributable to a decrease in other income. In addition, net interest margin percentage was negatively impacted by lower relative receivable pricing resulting from competitive pressures, the loss of the Prime rate floor benefit experienced in 2004, and a shift in mix of the fixed rate portfolio. This impact was partially offset by lower relative borrowing costs from improved credit spreads on debt issuances. Net interest margin percentage, as compared to 2004, will continue to be negatively impacted from competitive pressures; however, the Company anticipates that this impact will be largely offset by improved credit spreads on debt issuances.
      Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) deteriorated during the first six months of 2005, primarily as a result of increased employee salaries and benefits expense, and lower net interest margin. Operating efficiency was 50.8%, up from year-end 2004 (47.1%); however, selling and administrative expenses as a percentage of average managed finance receivables decreased to 1.95% at June 30, 2005, from 2.01% at year-end 2004. The Company anticipates that this trend in operating efficiency will reverse in 2005 based on continuing process improvement initiatives and increases in net interest margin due to growth in the core business portfolios.
Financial Condition
Liquidity and Capital Resources
      Textron Financial mitigates liquidity risk (i.e., the risk that the Company will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. The Company uses a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances the Company’s funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.
      As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of credit not reserved as support for outstanding commercial paper or letters of credit were $581 million at June 30, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow under Textron’s $1.3 billion revolving credit facility, which expires in 2010. At June 30, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. Textron Financial has a Canadian uncommitted credit facility of CAD 50 million, which was unused at June 30, 2005. The Company also maintains an AUD 50 million committed credit facility, which expires in 2006. At June 30, 2005, this facility was unused. Textron Financial also has a $25 million multi-currency committed credit facility, of which $18 million remained unused at June 30, 2005. This facility expires in 2006.
      Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Financial issued $1.1 billion of USD term debt and 130 million of CAD term debt during the first six months of 2005. The proceeds from the USD term debt issuance were used to repay short-term debt. Proceeds from the CAD term debt issuance were used to pay down the Company’s Canadian credit facilities. At June 30, 2005, Textron Financial had $2.1 billion of capacity under this registration statement.
      Cash flows provided by operating activities were $146 million during the first six months of 2005, compared to $21 million in the corresponding period of 2004. The increase in cash flows was primarily due to the timing of payments of accrued interest and other liabilities and the timing of an income tax payment of $60 million in the first quarter of 2004.
      Cash flows used by investing activities totaled $277 million during the first six months of 2005, compared to $111 million in the corresponding period of 2004. The decrease in cash flows was primarily the result of a $98 million increase in finance receivable originations, net of cash collections and a $25 million increase in purchases of assets for operating leases, net of dispositions.
      Cash flows provided (used) by financing activities were $81 million during the six months of 2005, compared to $(180) million in the corresponding period of 2004. The increase in cash flows was primarily attributable to a net increase in debt outstanding to fund asset growth. The cash used by financing activities during the first six months of 2004 principally reflected the use of cash proceeds generated from the sale of a portfolio in December 2003 to pay down maturing debt.
      Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at June 30, 2005, compared to 82% at January 1, 2005. Textron Financial’s ratio of earnings to fixed charges was 1.79x for each of the six months ended June 30, 2005 and June 30, 2004. Commercial paper and Other short-term debt as a percentage of total debt was 18% at June 30, 2005, compared to 27% at the end of 2004.
      During the first six months of 2005, Textron Financial declared and paid dividends to Textron of $102 million, compared to dividends declared and paid of $72 million during the corresponding period of 2004. The increase in 2005 was primarily a result of maintaining a targeted debt to equity leverage ratio and increased profitability. Textron contributed capital of $5 million to Textron Financial in the first six months of 2005 and 2004, which consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.
Off-Balance Sheet Arrangements
      Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the Company’s balance sheet and the proceeds received are used to reduce the Company’s recorded debt levels. Despite the reduction in the recorded balance sheet position, the Company generally retains a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. The Company also sells receivables in whole-loan sales in which it retains a continuing interest, through limited credit

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.
      The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. These arrangements are an important source of funding that provided net proceeds of $227 million and $248 million during the first six months of 2005 and 2004, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $25 million in the first six months of 2005 and $29 million in the first six months of 2004. The $25 million of securitization gains in the first six months of 2005 consisted of $21 million from the recurring finance receivable sales into the Distribution Finance revolving term and conduit securitization, $2 million from a golf mortgage securitization, $1 million from an incremental sale into the Resort Finance securitization conduit and $1 million from an incremental sale into the Aircraft Finance securitization conduit, net of impairment charges. Cash collections on current and prior period securitization gains were $28 million and $33 million for the first six months of 2005 and 2004, respectively.
Managed Finance Receivables
      Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which some risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	June 30,
	2005

			January 1,
			2005

	)
	(Dollars in millions
Distribution Finance	$2,564	31%	$2,269	28%
Aircraft Finance	1,618	19%	1,610	20%
Golf Finance	1,320	16%	1,296	16%
Resort Finance	1,084	13%	1,183	15%
Structured Capital	732	9%	745	9%
Asset-Based Lending	666	8%	584	7%
Other Segment	379	4%	448	5%

Total managed finance assets	$8,363	100%	$8,135	100%

      Managed finance receivables within the core businesses increased $297 million, primarily as a result of growth in Distribution Finance and Asset-Based Lending. This increase was partially offset by higher collections, net of new finance receivable originations, in the Resort Finance portfolio. The decrease in the Other segment represents continued collections of the liquidating portfolios.
Nonperforming Assets
      Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties. Textron Financial classifies receivables as nonaccrual and suspends the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if Textron Financial has significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by payment delinquency, reduction in the obligor’s cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at June 30, 2005 and January 1, 2005, by business segment.

	June 30,
	2005

			January 1,
			2005

	)
	(Dollars in millions
Resort Finance	$38	3.39%	$53	4.44%
Golf Finance	19	1.62%	26	2.34%
Aircraft Finance	11	0.90%	12	0.96%
Asset-Based Lending	9	1.32%	7	1.17%
Distribution Finance	5	0.42%	5	0.43%
Other	45	11.67%	37	8.35%

Total nonperforming assets	$127	1.92%	$140	2.18%

      The Company believes that nonperforming assets generally will be in the range of 2% to 4% of finance assets depending on economic conditions. Nonperforming assets decreased $13 million at June 30, 2005 as compared to year-end 2004. The core businesses showed significant improvement, decreasing $21 million from year-end 2004, largely related to improved general economic conditions, while the Other segment increased by $8 million. The increase in the Other segment was primarily related to one customer in media finance. Overall, the Company expects relative stability in portfolio quality during 2005; however, the Company could experience an out-of-trend result in any one quarter.
Interest Rate Sensitivity
      Textron Financial’s mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating rate assets with floating rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At June 30, 2005, floating rate liabilities in excess of floating rate assets were $28 million, net of $2.8 billion of interest rate exchange agreements on long-term debt and $161 million of interest rate exchange agreements on finance receivables. Classified within fixed rate assets are $120 million of floating rate loans with index rate floors that are, on average, 68 basis points above the applicable index rate (predominately the Prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the Prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. In addition, $52 million of floating rate receivables with index rate floors have been sold into the Distribution Finance term and conduit securitization trust. Since this trust issues floating rate liabilities to investors, Textron Financial currently benefits, in connection with the Company’s ownership of the trust’s residual interest, from the interest differential between the floor rates and the index rates. On average, these securitized receivables have index rate floors that are 25 basis points above the applicable index rate.
      Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the Prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assets will result in issuances or reductions of commercial paper. This shock test model, when applied to Textron Financial’s asset and liability position at June 30, 2005, indicates that an increase in interest rates of 100 basis points would have a positive impact on Textron Financial’s net income and cash flows of $0.8 million for the following twelve-month period.
Financial Risk Management
      Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, Textron Financial enters into interest rate exchange agreements. Textron Financial’s objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of Textron Financial’s interest rate risk management is to achieve match-funding objectives. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. These agreements do not involve a high degree of complexity or risk.
      Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The net notional amounts of outstanding foreign currency forward exchange contracts were $51 million and $3 million at June 30, 2005 and January 1, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates are not expected to have a significant impact on earnings.
Results of Operations

For the three and six months ended June 30, 2005 vs. June 30, 2004
Revenues and Net Interest Margin
      A comparison of revenues and net interest margin is set forth in the following table.

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(Dollars in millions)
Finance charges and discounts	$110	$85	$214	$179
Rental revenues on operating leases	8	8	15	14
Other income	29	44	59	78

Total revenues	147	137	288	271
Interest expense	51	34	96	72
Depreciation of equipment on operating leases	5	5	9	9

Net interest margin	$91	$98	$183	$190

Portfolio yield	7.57%	7.04%	7.50%	7.42%
Net interest margin as a percentage of average net investment	6.04%	7.80%	6.15%	7.54%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The increase in finance charges and discounts for the three and six months ended June 30, 2005 principally reflected $995 million and $890 million of higher average finance receivables ($18 million and $33 million), primarily related to core portfolio growth, offset by reductions in the liquidating portfolios, and a higher interest rate environment ($22 million and $50 million). This increase was partially offset by lower receivable pricing ($15 million and $48 million) as a result of competitive pressures, the loss of the Prime rate floor benefit experienced in 2004 and a shift in mix of the fixed rate portfolio from relatively higher yield assets in Structured Capital to relatively lower yield assets in Golf Finance. The decline in other income was mostly related to lower prepayment income ($4 million and $5 million), primarily in the media and franchise portfolios, lower syndication gains in Golf Finance and Resort Finance ($4 million and $4 million), lower securitization gains ($1 million and $4 million) and investment impairment charges ($6 million and $6 million). The impairment charges were related to assets acquired through bankruptcy or repossession of collateral related to troubled loans.
      Net interest margin decreased $7 million during both the three and six months ended June 30, 2005, and as a percentage of average net investment decreased by 1.76% and 1.39%. Interest expense increased primarily as a result of a $924 million and $829 million increase in average debt levels to fund receivable growth ($8 million and $14 million) and a higher interest rate environment ($19 million and $44 million), partially offset by improved credit spreads on debt issuances ($10 million and $35 million). The benefit of these improved credit spreads was offset by the impact of lower relative receivable pricing resulting from competitive pressures and the loss of the Prime rate floor benefit. The benefit of these improved credit spreads was more than offset by the reduction in other income and the shift in mix of the fixed rate portfolio.
Selling and Administrative Expenses

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(Dollars in millions)
Selling and administrative expenses	$46	$48	$93	$89
Selling and administrative expenses as a percentage of managed and serviced receivables	1.95%	2.27%	1.97%	2.08%
Operating efficiency ratio	50.4%	49.6%	50.8%	47.1%
      Selling and administrative expenses for the three months ended June 30, 2005 were relatively unchanged. The increase in selling and administrative expenses for the six months ended June 30, 2005, was primarily attributable to higher employee salaries and benefits expense ($5 million) as a result of increased performance based compensation tied to the Company’s improved profitability, higher pension costs and stock option expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Losses

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Allowance for losses on receivables beginning of period	$102	$120	$99	$119
Provision for losses	1	14	13	34
Less net charge-offs:
Resort Finance	3	15	7	21
Distribution Finance	2	4	4	7
Aircraft Finance	(1)	3	—	3
Asset-Based Lending	—	1	—	1
Golf Finance	1	—	2	—
Other	(1)	2	—	12

Total net charge-offs	4	25	13	44
Acquisitions and other	—	2	—	2

Allowance for losses on receivables end of period	$99	$111	$99	$111

      The decrease in provision for losses reflects the continued improvement in portfolio quality as well as a shift in the mix of the portfolio. In addition, the Company experienced lower net charge-offs in both its core and non-core portfolios.
      Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.
Operating Results by Segment
      Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$44	$41	$84	$83

Net interest margin	$35	$37	$68	$76
Selling and administrative expenses	16	15	32	30
Provision for losses	2	4	4	2

Segment income	$17	$18	$32	$44

      Distribution Finance segment income decreased $1 million during the second quarter of 2005, as a result of lower net interest margin ($2 million) and higher selling and administrative expenses ($1 million), partially offset by lower provision for losses ($2 million). The lower net interest margin principally reflected lower securitization gains ($4 million), partially offset by higher fee income ($1 million). The impact of higher

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

average finance receivables of $382 million was mostly offset by lower relative receivable pricing resulting from competitive pressures as well as the loss of the Prime rate floor benefit experienced in 2004.
      The decrease in segment income of $12 million during the first six months of 2005 was mostly a result of decrease in net interest margin ($8 million), higher provision for losses ($2 million) and higher selling and administrative expenses ($2 million), mostly as a result of growth in the portfolio during 2005. The decrease in net interest margin principally reflected lower securitization gains ($5 million). The impact of higher finance receivables of $316 million was more than offset by lower relative receivable pricing resulting from competitive pressures as well as the loss of the Prime rate floor benefit experienced in 2004.

Golf Finance

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$26	$21	$48	$38

Net interest margin	$15	$12	$27	$20
Selling and administrative expenses	5	6	10	10
Provision for losses	2	1	3	3

Segment income	$8	$5	$14	$7

      Golf Finance segment income increased $3 million during the second quarter of 2005, primarily as a result of higher net interest margin. The higher net interest margin was mostly due to higher relative receivable pricing ($2 million) and $338 million of higher average finance receivables ($2 million). An increase in securitization gains ($2 million) as a result of a golf mortgage portfolio securitization in the second quarter of 2005 was offset by lower syndication gains ($2 million).
      The increase in Golf Finance segment income of $7 million during the first six months of 2005 reflected higher net interest margin. The higher net interest margin was mostly due to higher relative receivable pricing ($6 million) and $329 million of higher average finance receivables ($4 million), partially offset by lower other income ($3 million). An increase in securitization gains ($2 million) as a result of a golf mortgage portfolio securitization in the second quarter of 2005 was more than offset by lower syndication gains ($3 million) and lower fee income ($2 million).

Aircraft Finance

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$25	$18	$47	$37

Net interest margin	$12	$9	$23	$18
Selling and administrative expenses	4	3	8	7
Provision for losses	(2)	1	(1)	1

Segment income	$10	$5	$16	$10

      Aircraft Finance segment income increased $5 million during the second quarter of 2005, primarily reflecting higher net interest margin ($3 million) and lower provision for losses ($3 million). The higher net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

interest margin was mostly related to $274 million of higher average finance receivables ($2 million) and higher relative receivable pricing ($1 million).
      The increase in Aircraft Finance segment income of $6 million during the first six months of 2005 was primarily a result of higher net interest margin. The higher net interest margin was mostly due to higher relative receivable pricing ($3 million) and $208 million of higher average finance receivables ($2 million).

Resort Finance

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$20	$20	$41	$40

Net interest margin	$10	$13	$23	$27
Selling and administrative expenses	7	6	14	12
Provision for losses	(2)	5	2	20

Segment income	$5	$2	$7	$(5)

      Resort Finance segment income increased $3 million during the second quarter of 2005, principally reflecting lower provision for losses ($7 million), partially offset by lower net interest margin ($3 million). The lower provision for losses principally reflected stabilization in portfolio quality and specific reserving actions taken on several nonperforming accounts during 2004. The decrease in net interest margin was mostly due to lower other income of $2 million from an impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan.
      The increase in Resort Finance segment income of $12 million during the first six months of 2005 was mostly a result of lower provision for losses ($18 million), partially offset by lower net interest margin ($4 million) and higher selling and administrative expenses ($2 million). The lower provision for losses principally reflects stabilization in portfolio quality and specific reserving actions taken on several nonperforming accounts during 2004. The lower net interest margin was mostly due to lower other income ($3 million) from an impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan.

Asset-Based Lending

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$18	$13	$34	$27

Net interest margin	$12	$11	$23	$22
Selling and administrative expenses	7	6	12	11
Provision for losses	1	1	1	4

Segment income	$4	$4	$10	$7

      Asset-Based Lending segment income was unchanged during the second quarter of 2005 as compared to the corresponding period in 2004. An increase in higher average finance receivables of $142 million was mostly offset by lower fee income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The increase in Asset-Based Lending segment income of $3 million during the first six months of 2005 was mostly due to lower provision for losses. The decrease in provision for losses was primarily related to specific reserving actions taken on nonperforming accounts during the first quarter of 2004.

Structured Capital

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$12	$10	$24	$20

Net interest margin	$8	$7	$16	$12
Selling and administrative expenses	1	1	2	2
Provision for losses	—	—	—	—

Segment income	$7	$6	$14	$10

      Structured Capital segment income increased $1 million during the second quarter of 2005 reflecting higher net interest margin, primarily due to higher average finance receivables of $128 million.
      The increase in Structured Capital segment income of $4 million during the first six months of 2005 was mostly the result of higher net interest margin, primarily due to higher average finance receivables of $129 million.

Other Segment

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

	(In millions)
Revenues	$2	$14	$10	$26

Net interest margin	$(1)	$9	$3	$16
Selling and administrative expenses	6	11	15	18
Provision for losses	—	2	4	4

Segment income	$(7)	$(4)	$(16)	$(6)

      Other segment loss increased $3 million during the second quarter of 2005, primarily reflecting lower net interest margin, partially offset by lower selling and administrative expenses. The lower net interest margin principally reflects the liquidation of the portfolio and lower other income ($2 million) mostly from impairment charges related to assets acquired through bankruptcy or repossession of collateral resulting from troubled loans, as well as lower prepayment income in the media and franchise portfolios.
      The loss in the Other segment increased $10 million primarily reflecting a lower net interest margin, partially offset by lower selling and administrative expenses. The lower net interest margin principally reflects the liquidation of the portfolio and lower other income from impairment charges related to assets acquired through bankruptcy or repossession of collateral resulting from troubled loans, as well as lower prepayment income in the media and franchise portfolios.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income
      Net income of $29 million and $51 million for the three and six months ended June 30, 2005, was $5 million and $6 million higher than the corresponding periods in 2004. The increase was primarily due to a reduction in provision for losses ($13 million and $21 million) as a result of improved portfolio quality, partially offset by a lower net interest margin ($7 million and $7 million). The increase for the six months ended June 30, 2005 was also partially offset by higher selling and administrative expenses of $4 million.
Selected Financial Ratios

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net interest margin as a percentage of average net investment(1)	6.04%	7.80%	6.15%	7.54%
Return on average equity	12.01%	9.93%	10.39%	9.15%
Return on average assets	1.67%	1.58%	1.47%	1.48%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.95%	2.27%	1.97%	2.08%
Operating efficiency ratio(3)	50.4%	49.6%	50.8%	47.1%
Net charge-offs as a percentage of average finance receivables	0.28%	1.88%	0.42%	1.69%

	June 30,		January 1,
	2005		2005

60+ days contractual delinquency as a percentage of finance receivables(4)	1.08%		1.47%
Nonperforming assets as a percentage of finance assets(5)	1.92%		2.18%
Allowance for losses on finance receivables as a percentage of finance receivables	1.63%		1.70%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	94.7%		83.7%
Total debt to tangible shareholder’s equity(6)	6.07	x	5.53	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income or loss, less Goodwill.
Recent Accounting Pronouncements
      Textron Financial participates in Textron Inc.’s 1999 Long-Term Incentive Plan (the “Plan”). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees through June 30, 2005 was $1 million.
Forward-looking Information
      Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of downturns in customer markets to which Textron products are sold or supplied and financed or where Textron Financial offers financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial’s access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies and (k) performance of acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      For information regarding Textron Financial’s Quantitative and Qualitative Disclosure About Market Risk, see “Interest Rate Sensitivity” and “Financial Risk Management” in Item 2 of this Form 10-Q.

Item 4.	Controls and Procedures
      We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (the “CEO”) and our Executive Vice President and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the

Item 4.	Controls and Procedures (Continued)

Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
      During the first quarter of 2005, there was one change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On January 2, 2005, Textron engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. As of June 30, 2005, there has been no material change in the Company’s internal control over financial reporting related to this contract; however, the transfer of operational oversight to the third-party service provider is expected to result in material changes to the Company’s internal control over financial reporting related to its information technology infrastructure later in 2005. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting will continue to be maintained during the transition period.
      There were no changes in Textron Financial’s internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4.	Controls and Procedures (Continued)

PART II. OTHER INFORMATION

Item 6.	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Item 4.	Controls and Procedures (Continued)

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textron Financial Corporation

/s/ Thomas J. Cullen

Thomas J. Cullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2005