Form 10-Q
period 2005-09-30
TEXTRON FINANCIAL CORP
filed 2005-11-07
CIK 709255

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

       FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

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

                               Yes [ ]     No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [ ]     No [X]

     All of the shares of common stock of the registrant are owned by Textron
Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TEXTRON FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
  Consolidated Statements of Income for the three and nine
     months ended September 30, 2005 and 2004 (unaudited)...    2
  Consolidated Balance Sheets at September 30, 2005 and
     January 1, 2005 (unaudited)............................    3
  Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2005 and 2004 (unaudited)..........    4
  Consolidated Statements of Changes in Shareholder's Equity
     through September 30, 2005 (unaudited).................    5
  Notes to Consolidated Financial Statements (unaudited)....    6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................   14
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................   26
Item 4. CONTROLS AND PROCEDURES.............................   26
PART II. OTHER INFORMATION
Item 6. EXHIBITS............................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TEXTRON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS                           NINE MONTHS
                                                           ENDED                                 ENDED
                                            -----------------------------------   -----------------------------------
                                             SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                  2005               2004               2005               2004
                                            ----------------   ----------------   ----------------   ----------------
                                                                          (IN MILLIONS)
Finance charges and discounts.............        $117               $ 90               $331               $269
Rental revenues on operating leases.......           9                  8                 24                 22
Other income..............................          29                 31                 88                109
                                                  ----               ----               ----               ----
TOTAL REVENUES............................         155                129                443                400
Interest expense..........................          56                 38                152                111
Depreciation of equipment on operating
  leases..................................           5                  5                 14                 14
                                                  ----               ----               ----               ----
NET INTEREST MARGIN.......................          94                 86                277                275
Selling and administrative expenses.......          47                 44                140                132
Provision for losses......................           4                 14                 17                 48
                                                  ----               ----               ----               ----
INCOME BEFORE INCOME TAXES................          43                 28                120                 95
Income taxes..............................          14                  9                 40                 31
                                                  ----               ----               ----               ----
NET INCOME................................        $ 29               $ 19               $ 80               $ 64
                                                  ====               ====               ====               ====

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
ASSETS
Cash and equivalents........................................       $   39          $  127
Finance receivables, net of unearned income:
  Installment contracts.....................................        1,538           1,455
  Revolving loans...........................................        1,537           1,402
  Distribution finance receivables..........................        1,376           1,026
  Golf course and resort mortgages..........................          962           1,005
  Leveraged leases..........................................          550             539
  Finance leases............................................          474             410
                                                                   ------          ------
Total finance receivables...................................        6,437           5,837
  Allowance for losses on receivables.......................          (96)            (99)
                                                                   ------          ------
Finance receivables-net.....................................        6,341           5,738
Equipment on operating leases-net...........................          228             237
Goodwill....................................................          169             169
Other assets................................................          366             467
                                                                   ------          ------
Total assets................................................       $7,143          $6,738
                                                                   ======          ======

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Accrued interest and other liabilities......................       $  457          $  453
Amounts due to Textron Inc. ................................           14              14
Deferred income taxes.......................................          474             453
Debt........................................................        5,181           4,783
                                                                   ------          ------
Total liabilities...........................................        6,126           5,703
SHAREHOLDER'S EQUITY
Capital surplus.............................................          574             574
Investment in parent company preferred stock................          (25)            (25)
Accumulated other comprehensive income......................            3               1
Retained earnings...........................................          465             485
                                                                   ------          ------
Total shareholder's equity..................................        1,017           1,035
                                                                   ------          ------
Total liabilities and shareholder's equity..................       $7,143          $6,738
                                                                   ======          ======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                               2005      2004
                                                              -------   -------
                                                                (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    80   $    64
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for losses......................................       17        48
  Deferred income tax provision.............................       21        26
  Depreciation..............................................       25        27
  Amortization..............................................        9         8
  Increase (decrease) in accrued interest and other
     liabilities............................................       46       (66)
  Net noncash securitization and syndication income.........        3        (6)
  Other.....................................................       17        12
                                                              -------   -------
     Net cash provided by operating activities..............      218       113
CASH FLOWS FROM INVESTING ACTIVITIES:
Finance receivables originated or purchased.................   (8,062)   (7,862)
Finance receivables repaid..................................    7,149     6,870
Proceeds from receivable sales, including securitizations...      230       302
Proceeds from disposition of operating leases and other
  assets....................................................       53        84
Purchase of assets for operating leases.....................      (38)      (47)
Other capital expenditures..................................       (6)       (8)
Decrease in other investments...............................       21        51
                                                              -------   -------
     Net cash used by investing activities..................     (653)     (610)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................    1,200       770
Principal payments on long-term debt........................     (556)     (550)
Proceeds from issuance of nonrecourse debt..................       39       178
Redemption of junior subordinated debentures................       --       (26)
Net (decrease) increase in commercial paper.................     (189)       14
Net decrease in other short-term debt.......................      (13)       (7)
Principal payments on nonrecourse debt......................      (36)      (48)
Capital contributions from Textron Inc. ....................        7         7
Dividends paid to Textron Inc. .............................     (107)      (77)
                                                              -------   -------
     Net cash provided by financing activities..............      345       261
Effect of exchange rate changes on cash.....................        2         2
                                                              -------   -------
Net decrease in cash and equivalents........................      (88)     (234)
Cash and equivalents at beginning of period.................      127       357
                                                              -------   -------
Cash and equivalents at end of period.......................  $    39   $   123
                                                              =======   =======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                    INVESTMENT    ACCUMULATED
                                                    IN PARENT        OTHER
                                                     COMPANY     COMPREHENSIVE                  TOTAL
                                          CAPITAL   PREFERRED       INCOME       RETAINED   SHAREHOLDER'S
                                          SURPLUS     STOCK         (LOSS)       EARNINGS      EQUITY
                                          -------   ----------   -------------   --------   -------------
                                                                   (IN MILLIONS)
BALANCE JANUARY 3, 2004.................   $574        $(25)          $(2)        $ 462        $1,009
Comprehensive income:
Net income..............................     --          --            --            94            94
Other comprehensive income:
  Foreign currency translation..........     --          --            10            --            10
  Change in unrealized net losses on
     hedge contracts, net of income
     taxes..............................     --          --            (3)           --            (3)
  Change in unrealized net gains on
     interest-only securities, net of
     income taxes.......................     --          --            (4)           --            (4)
                                                                      ---                      ------
  Other comprehensive income............     --          --             3            --             3
                                                                                               ------
Comprehensive income....................     --          --            --            --            97
Capital contributions from Textron
  Inc. .................................      9          --            --            --             9
Dividends paid to Textron Inc. .........     (9)         --            --           (71)          (80)
                                           ----        ----           ---         -----        ------
BALANCE JANUARY 1, 2005.................    574         (25)            1           485         1,035
Comprehensive income:
Net income..............................     --          --            --            80            80
Other comprehensive income:
  Change in unrealized net gains on
     interest-only securities, net of
     income taxes.......................     --          --             4            --             4
  Foreign currency translation..........     --          --            (1)           --            (1)
  Change in unrealized net losses on
     hedge contracts, net of income
     taxes..............................     --          --            (1)           --            (1)
                                                                      ---                      ------
  Other comprehensive income............     --          --             2            --             2
                                                                                               ------
Comprehensive income....................     --          --            --            --            82
Capital contributions from Textron
  Inc. .................................      7          --            --            --             7
Dividends paid to Textron Inc. .........     (7)         --            --          (100)         (107)
                                           ----        ----           ---         -----        ------
BALANCE SEPTEMBER 30, 2005..............   $574        $(25)          $ 3         $ 465        $1,017
                                           ====        ====           ===         =====        ======

                See notes to consolidated financial statements.

                         TEXTRON FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation's Annual Report on Form 10-K for the year ended January 1, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (Textron Financial or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial's consolidated financial position at September 30, 2005, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

     Textron Financial participates in Textron Inc.'s (Textron) 1999 Long-Term Incentive Plan (the "Plan"). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees through September 30, 2005 was $1.5 million.

NOTE 3.  OTHER INCOME

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Securitization gains..............        $ 9                $15                $34                $ 44
Servicing income..................          7                  8                 24                  24
Investment income.................          5                  3                 10                  10
Prepayment income.................          2                  2                  5                  10
Late charges......................          1                  1                  4                   5
Syndication income................          1                  1                  2                   6
Other.............................          4                  1                  9                  10
                                          ---                ---                ---                ----
Total other income................        $29                $31                $88                $109
                                          ===                ===                ===                ====

     The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets acquired through repossession of collateral are also recorded in the Other component of Other income.

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 4.  MANAGED AND SERVICED FINANCE RECEIVABLES

     Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized below.

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
Total managed and serviced finance receivables..............      $ 9,647         $ 9,268
Third-party portfolio servicing.............................         (602)           (606)
Nonrecourse participations..................................         (405)           (488)
SBA sales agreements........................................          (31)            (39)
                                                                  -------         -------
Total managed finance receivables...........................        8,609           8,135
Securitized receivables.....................................       (2,033)         (2,032)
Other managed finance receivables...........................         (139)           (266)
                                                                  -------         -------
Owned finance receivables...................................      $ 6,437         $ 5,837
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

     Owned receivables include approximately $84 million of finance receivables that were unfunded at September 30, 2005, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial's Consolidated Balance Sheets.

NOTE 5.  LOAN IMPAIRMENT

     Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments, generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may differ from actual results.

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
Nonaccrual finance receivables..............................        $113            $119
Impaired nonaccrual finance receivables (included in
  nonaccrual finance receivables above).....................        $ 87            $ 85
Impaired accrual finance receivables........................          17              58
                                                                    ----            ----
Total impaired finance receivables..........................        $104            $143
                                                                    ====            ====
Impaired finance receivables with identified reserve
  requirements..............................................        $ 65            $ 48
Allowance for losses on finance receivables related to
  impaired loans............................................        $ 17            $ 16

     The average recorded investment in impaired nonaccrual finance receivables during the first nine months of 2005 was $81 million compared to $96 million in the corresponding period in 2004. The average recorded investment in impaired accrual finance receivables was $27 million during the first nine months of 2005, compared to $21 million in the corresponding period of 2004.

     Nonaccrual finance receivables resulted in Textron Financial's finance charges being reduced by $9 million and $12 million for the first nine months of 2005 and 2004, respectively. No finance charges were recognized using the cash basis method.

     Captive finance receivables with recourse that were delinquent 90 days or more amounted to $21 million at September 30, 2005 and $31 million at January 1, 2005, and were 7.4% and 9.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $1 million and $3 million for the first nine months of 2005 and 2004, respectively.

     Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation ("C&A"). At September 30, 2005, these leases had outstanding balances of $56 million and $16 million, respectively. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

NOTE 6.  OTHER ASSETS

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
Retained interests in securitizations.......................        $207            $233
Other long-term investments.................................          49              64
Fixed assets -- net.........................................          35              41
Repossessed assets and properties...........................          21              21
Investment in equipment residuals...........................          12              13
Other.......................................................          42              95
                                                                    ----            ----
Total other assets..........................................        $366            $467
                                                                    ====            ====

     Interest-only securities within retained interests in securitizations were $63 million and $62 million at September 30, 2005 and January 1, 2005, respectively.

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

NOTE 7.  DEBT AND CREDIT FACILITIES

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
Commercial paper............................................       $1,100          $1,289
Other short-term debt.......................................            5              18
                                                                   ------          ------
  Total short-term borrowings...............................        1,105           1,307
Fixed rate notes
  Due 2005 (weighted-average rates of 4.39% and 5.59%,
     respectively)..........................................           21             181
  Due 2006 (weighted-average rates of 3.04% and 3.04%,
     respectively)..........................................          519             519
  Due 2007 (weighted-average rates of 5.54% and 5.55%,
     respectively)..........................................          812             808
  Due 2008 (weighted-average rates of 4.12% and 4.39%,
     respectively)..........................................          603              42
  Due 2009 (weighted-average rates of 5.87% and 5.87%,
     respectively)..........................................          542             542
  Due 2010 and thereafter (weighted-average rates of 4.63%
     and 4.66%, respectively)...............................          669             268
                                                                   ------          ------
  Total fixed rate notes....................................        3,166           2,360
Variable rate notes
  Due 2005 (weighted-average rates of 4.41% and 3.24%,
     respectively)..........................................          100             475
  Due 2006 (weighted-average rates of 4.24% and 2.81%,
     respectively)..........................................          516             466
  Due 2007 (weighted-average rates of 4.45% and 3.15%,
     respectively)..........................................          225             175
  Due 2008 (weighted-average rate of 3.83%).................          100              --
                                                                   ------          ------
  Total variable rate notes.................................          941           1,116
Unamortized discount........................................           (3)             (3)
Fair value adjustments......................................          (28)              3
                                                                   ------          ------
  Total debt................................................       $5,181          $4,783
                                                                   ======          ======

     The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted-average interest rate was 3.05% during the nine months ended September 30, 2005, and 3.84% at September 30, 2005.

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

total $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $388 million at September 30, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow under Textron's $1.3 billion revolving credit facility, which expires in 2010. At September 30, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. Textron Financial has an uncommitted credit facility of CAD 50 million, which was unused at September 30, 2005. The Company also maintains an AUD 50 million committed credit facility, which expires in 2006. At September 30, 2005, this facility was unused. Textron Financial also has a $25 million multi-currency committed credit facility, of which $20 million remained unused at September 30, 2005. This facility expires in 2006.

     Interest on Textron Financial's variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements, was 3.82% and 2.52% for the nine months ended September 30, 2005 and September 30, 2004, respectively. In addition, Textron Financial had $200 million of interest rate exchange agreements at both September 30, 2005 and January 1, 2005, related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 3.43%.

     The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.0 billion and $2.2 billion at September 30, 2005 and January 1, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. The weighted-average rate of these interest rate exchange agreements was 3.81% and 2.46% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

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

     Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The amount of debt issued by these qualified special purpose trusts was $1.9 billion at both September 30, 2005 and January 1, 2005, respectively.

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 8.  ACCUMULATED OTHER COMPREHENSIVE LOSS AND COMPREHENSIVE INCOME

     Accumulated other comprehensive income (loss) is as follows:

                                                                         NINE MONTHS
                                                                            ENDED
                                                             -----------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2005               2004
                                                             ----------------   ----------------
                                                                        (IN MILLIONS)
Beginning of period........................................        $ 1                $(2)
Net deferred gain (loss) on interest-only securities, net
  of income tax of $2 million and income tax benefit of $1
  million, respectively....................................          4                 (3)
Amortization of deferred loss on terminated hedge
  contracts, net of income taxes of $2 million and $2
  million, respectively....................................          4                  3
Net deferred loss on marketable equity security, net of
  income tax benefit of $1 million.........................         --                 (3)
Foreign currency translation...............................         (1)                 3
Net deferred loss on hedge contracts, net of income tax
  benefits of $3 million and $2 million, respectively......         (5)                (4)
                                                                   ---                ---
End of period..............................................        $ 3                $(6)
                                                                   ===                ===

     Comprehensive income is summarized below:

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Net income........................        $29                $19                $80                $64
Other comprehensive income
  (loss)..........................         10                  5                  2                 (4)
                                          ---                ---                ---                ---
Comprehensive income..............        $39                $24                $82                $60
                                          ===                ===                ===                ===

NOTE 9.  CONTINGENCIES

     On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as "Buyer's Source." Among other claims, the purported class action alleges fraud and failure to disclose certain information in the financing of Buyer's Source and seeks compensatory damages and punitive damages in excess of $10 million. The Company intends to aggressively defend this claim. The Company believes that the purported class action will not have a material effect on the Company's financial position and results of operations.

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

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues:
  Distribution Finance............        $ 43               $ 37               $127               $120
  Golf Finance....................          26                 21                 74                 58
  Aircraft Finance................          26                 20                 73                 58
  Resort Finance..................          25                 22                 66                 62
  Asset-Based Lending.............          19                 13                 53                 41
  Structured Capital..............          10                 11                 34                 31
  Other...........................           6                  5                 16                 30
                                          ----               ----               ----               ----
Total revenues....................        $155               $129               $443               $400
                                          ====               ====               ====               ====
Income before income taxes:(1)(2)
  Distribution Finance............        $ 19               $ 15               $ 51               $ 59
  Golf Finance....................           6                  4                 20                 11
  Aircraft Finance................           6                  6                 22                 16
  Resort Finance..................           7                  1                 14                 (5)
  Asset-Based Lending.............           6                  4                 16                 12
  Structured Capital..............           6                  5                 20                 15
  Other...........................          (7)                (7)               (23)               (13)
                                          ----               ----               ----               ----
Income before income taxes........        $ 43               $ 28               $120               $ 95
                                          ====               ====               ====               ====

                         TEXTRON FINANCIAL CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
                                                                      (IN MILLIONS)
Finance assets:(3)
  Distribution Finance......................................       $1,427          $1,084
  Aircraft Finance..........................................        1,334           1,217
  Golf Finance..............................................        1,224           1,100
  Resort Finance............................................        1,107           1,196
  Structured Capital........................................          761             774
  Asset-Based Lending.......................................          733             584
  Other.....................................................          367             450
                                                                   ------          ------
Total finance assets........................................       $6,953          $6,405
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

     During the first nine months of 2005, Textron Financial experienced steady growth in its managed finance receivable portfolio. Excluding non-core portfolios, managed finance receivables grew by $575 million, or 7%, from year-end 2004, primarily in Distribution Finance and Asset-Based Lending. The Company expects continued growth in its core portfolios throughout the remainder of 2005 and into 2006.

     Portfolio quality statistics have continued to improve during 2005. Nonperforming assets as a percentage of finance assets decreased to 1.92% at September 30, 2005, from 2.18% at year-end 2004; and 60+ days contractual delinquency as a percentage of finance receivables decreased to 1.01% at September 30, 2005, from 1.47% at year-end 2004. The Company expects relative stability in these statistics into 2006; however, the Company could experience an out-of-trend result in any one quarter.

     Net interest margin as a percentage of average net investment (net interest margin percentage) decreased to 6.20% during the first nine months of 2005, as compared to 7.19% during the corresponding period in 2004. Net interest margin percentage was negatively impacted by lower other income, lower relative receivable pricing, the loss of the Prime rate floor benefit experienced in 2004, and a shift in mix of the fixed rate portfolio. This impact was partially offset by lower relative borrowing costs from improved credit spreads on debt issuances. Net interest margin percentage, as compared to 2004, will continue to be negatively impacted from lower relative receivable pricing; however, the Company anticipates that this impact will continue to be largely offset by improved credit spreads on debt issuances.

     Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) deteriorated during the first nine months of 2005 primarily attributable to the effects of lower relative receivable pricing on net interest margin and increased employee salaries and benefits expense. Operating efficiency was 50.5% as compared to 47.1% as of year-end 2004; however, selling and administrative expenses as a percentage of average managed finance receivables decreased to 1.99% at September 30, 2005, from 2.01% at year-end 2004. The Company anticipates that this trend in operating efficiency will improve into 2006, based on continuing process improvement initiatives, an increase in net interest margin due to growth in the core business portfolios and stability in net interest margin percentage.

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

     As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July 2006 and $1 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $388 million at

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

September 30, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow under Textron's $1.3 billion revolving credit facility, which expires in 2010. At September 30, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. Textron Financial has an uncommitted credit facility of CAD 50 million, which was unused at September 30, 2005. The Company also maintains an AUD 50 million committed credit facility, which expires in 2006. At September 30, 2005, this facility was unused. Textron Financial also has a $25 million multi-currency committed credit facility, of which $20 million remained unused at September 30, 2005. This facility expires in 2006.

     Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Financial issued $1.1 billion of term debt and CAD 130 million of term debt during the first nine months of 2005. The proceeds from the USD term debt issuance were used to repay short-term debt. Proceeds from the CAD term debt issuance were used to pay down the Company's Canadian credit facilities. At September 30, 2005, Textron Financial had $2.1 billion of capacity under this registration statement.

     Cash flows provided by operating activities were $218 million during the first nine months of 2005, compared to $113 million in the corresponding period of 2004. The increase in cash flows was primarily due to the timing of payments of accrued interest and other liabilities and the timing of an income tax payment of $60 million in the first quarter of 2004.

     Cash flows used by investing activities totaled $653 million during the first nine months of 2005, compared to $610 million in the corresponding period of 2004. The decrease in cash flows was primarily the result of lower proceeds from receivables sales, including securitizations of $72 million and lower proceeds from the disposition of operating leases and other assets of $31 million. These decreases were partially offset by a $79 million decrease in finance receivable originations, net of cash collections.

     Cash flows provided by financing activities were $345 million during the first nine months of 2005, compared to $261 million in the corresponding period of 2004. The increase in cash flows was primarily attributable to a net increase in debt outstanding which was used to fund asset growth. During the first nine months of 2004, similar asset growth was funded through the use of $421 million in cash proceeds generated from the sale of a liquidating portfolio in December 2003.

     Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at September 30, 2005, compared to 82% at January 1, 2005. Textron Financial's ratio of earnings to fixed charges was 1.78x and 1.84x for the nine months ended September 30, 2005 and September 30, 2004, respectively. Commercial paper and Other short-term debt as a percentage of total debt was 21% at September 30, 2005, compared to 27% at the end of 2004.

     During the first nine months of 2005, Textron Financial declared and paid dividends to Textron of $107 million, compared to dividends declared and paid of $77 million during the corresponding period of 2004. The increase in 2005 was primarily a result of maintaining a targeted debt to equity leverage ratio and increased profitability. Textron contributed capital of $7 million to Textron Financial in the first nine months of 2005 and 2004, which consisted of Textron's dividend on the preferred stock of Textron Funding Corporation.

Off-Balance Sheet Arrangements

     Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the Company's balance sheet and the proceeds received are used to reduce the Company's recorded debt levels. Despite the reduction in the recorded balance sheet position, the Company generally retains a subordinated interest in the finance receivables sold through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS securitizations, which may affect operating results through periodic fair value adjustments. The Company also sells receivables in whole-loan sales in which it retains a continuing interest, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.

     The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company's funding alternatives. These arrangements are an important source of funding that provided net proceeds of $208 million and $302 million during the first nine months of 2005 and 2004, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $34 million in the first nine months of 2005 and $44 million in the first nine months of 2004. The $34 million of securitization gains in the first nine months of 2005 consisted of $30 million from the recurring finance receivable sales into the Distribution Finance revolving term and conduit securitization, $2 million from a golf mortgage securitization, $1 million from an incremental sale into the Resort Finance securitization conduit and $1 million from an incremental sale into the Aircraft Finance securitization conduit, net of impairment charges. Cash collections on current and prior period securitization gains were $41 million and $49 million for the first nine months of 2005 and 2004, respectively.

Managed Finance Receivables

     Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which some risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

                                                       SEPTEMBER 30,    JANUARY 1,
                                                           2005            2005
                                                       -------------   -------------
                                                           (DOLLARS IN MILLIONS)
Distribution Finance.................................  $2,712    31%   $2,269    28%
Aircraft Finance.....................................   1,635    19%    1,610    20%
Golf Finance.........................................   1,347    16%    1,296    16%
Resort Finance.......................................   1,088    13%    1,183    15%
Structured Capital...................................     747     9%      745     9%
Asset-Based Lending..................................     733     8%      584     7%
Other Segment........................................     347     4%      448     5%
                                                       ------   ----   ------   ----
Total managed finance receivables....................  $8,609   100%   $8,135   100%
                                                       ======   ====   ======   ====

     Managed finance receivables within the Company's core business increased $575 million, primarily as a result of growth in Distribution Finance and Asset-Based Lending. This increase was partially offset by higher collections, net of new finance receivable originations, in the Resort Finance portfolio. The decrease in the Other segment represents continued portfolio collections, prepayments and sales of the liquidating portfolios.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

     The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at September 30, 2005 and January 1, 2005, by business segment.

                                                        SEPTEMBER 30,    JANUARY 1,
                                                            2005            2005
                                                        -------------   ------------
                                                           (DOLLARS IN MILLIONS)
Resort Finance........................................  $ 35    3.17%   $ 53   4.44%
Golf Finance..........................................    27    2.19%     26   2.34%
Asset Based Lending...................................     8    1.07%      7   1.17%
Aircraft Finance......................................     7    0.49%     12   0.96%
Distribution Finance..................................     2    0.17%      5   0.43%
Other.................................................    55   15.01%     37   8.35%
                                                        ----            ----
Total nonperforming assets............................  $134    1.92%   $140   2.18%
                                                        ====            ====

     The Company believes that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming assets decreased $6 million at September 30, 2005 as compared to year-end 2004. The core businesses showed significant improvement, decreasing $24 million from year-end 2004, largely related to improved general economic conditions, while the Other segment increased by $18 million. The increase in the Other segment was primarily related to one media finance loan and one syndicated bank loan. Overall, the Company expects relative stability in portfolio quality throughout the remainder of 2005 and into 2006; however, the Company could experience an out-of-trend result in any one quarter.

Interest Rate Sensitivity

     Textron Financial's mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management's strategy of matching floating rate assets with floating rate liabilities limits Textron Financial's risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At September 30, 2005, floating rate liabilities in excess of floating rate assets were $24 million, net of $2.8 billion of net interest rate exchange agreements, which effectively converted fixed rate debt to a floating rate equivalent and $158 million of interest rate exchange agreements, which effectively converted fixed rate finance receivables to a floating rate equivalent. Classified within fixed rate assets are $106 million of floating rate loans with index rate floors that are, on average, 61 basis points above the applicable index rate (predominately the Prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the Prime rate increases above the floor rates. The Company has benefited from these and other interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements. As a result of recent increases in short-term interest rates, Textron Financial no longer benefits from interest rate floors in excess of the applicable index rate in connection with its ownership of a residual interest in the Distribution Finance securitization trust.

     Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the Prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical increase in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a "shock test"). Textron Financial also assumes in its analysis that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Textron Financial's asset and liability position at September 30, 2005, indicates that an increase in interest rates of 100 basis points would have a positive impact on Textron Financial's net income and cash flows of $1.1 million for the following twelve-month period.

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

     Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The net notional amounts of outstanding foreign currency forward exchange contracts were $15 million and $3 million at September 30, 2005 and January 1, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company's Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates are not expected to have a significant impact on earnings.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004

REVENUES AND NET INTEREST MARGIN

     A comparison of revenues and net interest margin is set forth in the following table.

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                              (DOLLARS IN MILLIONS)
Finance charges and discounts.....        $117              $  90               $331              $ 269
Rental revenues on operating
  leases..........................           9                  8                 24                 22
Other income......................          29                 31                 88                109
                                          ----              -----               ----              -----
Total revenues....................         155                129                443                400
Interest expense..................          56                 38                152                111
Depreciation of equipment on
  operating leases................           5                  5                 14                 14
                                          ----              -----               ----              -----
Net interest margin...............        $ 94              $  86               $277              $ 275
                                          ====              =====               ====              =====
Portfolio yield...................        8.13%              7.19%              7.69%              7.33%
Net interest margin as a
  percentage of average net
  investment (Interest margin
  percentage).....................        6.25%              6.54%              6.20%              7.19%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

     The increase in finance charges and discounts for the three and nine months ended September 30, 2005 principally reflected earnings on $737 million and $834 million of higher average finance receivables ($13 million and $46 million), and a higher interest rate environment ($29 million and $77 million). This increase was partially offset by lower relative receivable pricing ($15 million and $62 million), the loss of the Prime rate floor benefit experienced in 2004 and a shift in mix of the fixed rate portfolio from relatively higher yield assets in Structured Capital to relatively lower yield assets in Golf Finance and Aircraft Finance. The decline in Other income for the three months ended was primarily due to lower securitization gains ($6 million), primarily in Distribution Finance and Resort Finance, partially offset by a comparative increase in fee income due to higher 2004 impairment charges related to assets acquired through bankruptcy or repossession of collateral resulting from troubled loans. The decline in Other income for the nine months ended September 30, 2005, was mostly related to lower prepayment income ($5 million), primarily in the media and franchise portfolios and lower securitization gains ($10 million), primarily in Distribution Finance and Aircraft Finance.

     Net interest margin increased for the three and nine months ended September 30, 2005, despite a decrease in net interest margin percentage of 0.29% and 0.99%, respectively, as a result of growth in average finance receivables. Interest expense increased primarily as a result of a $597 million and $752 million increase in average debt levels to fund receivable growth ($5 million and $19 million) and a higher interest rate environment ($25 million and $68 million), partially offset by improved credit spreads on debt issuances ($12 million and $45 million). While the benefit of these improved credit spreads substantially offset the impact of lower relative receivable pricing and the loss of the Prime rate floor benefit, net interest margin percentage decreased primarily due to lower Other income and the shift in the mix of the fixed rate portfolio.

SELLING AND ADMINISTRATIVE EXPENSES

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                              (DOLLARS IN MILLIONS)
Selling and administrative
  expenses........................       $  47              $  44               $140               $132
Selling and administrative
  expenses as a percentage of
  average managed and serviced
  receivables.....................        2.00%              1.98%              1.99%              2.05%
Operating efficiency ratio........        50.1%              50.4%              50.5%              48.2%

     The increase in selling and administrative expenses for the three and nine months ended September 30, 2005 was primarily attributable to higher employee salaries and benefits expense ($3 million and $8 million) as a result of increased performance based compensation tied to the Company's improved profitability, higher pension costs and stock option expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

PROVISION FOR LOSSES

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Allowance for losses on
  receivables beginning of
  period..........................        $99                $111               $99                $119
Provision for losses..............          4                  14                17                  48
Less net charge-offs:
  Resort Finance..................          1                  12                 8                  33
  Distribution Finance............          4                   3                 8                  10
  Aircraft Finance................          1                   2                --                   5
  Asset-Based Lending.............          1                   2                 1                   3
  Golf Finance....................         --                   1                 2                   1
  Other...........................         --                   2                 1                  14
                                          ---                ----               ---                ----
Total net charge-offs.............          7                  22                20                  66
Acquisitions and other............         --                  (1)               --                   1
                                          ---                ----               ---                ----
Allowance for losses on
  receivables end of period.......        $96                $102               $96                $102
                                          ===                ====               ===                ====

     The decrease in provision for losses reflects sustained improvement in portfolio quality as well as a shift in the mix of the portfolio, reflecting growth in Distribution Finance, which has traditionally experienced lower levels of net charge-offs as compared to the Company's total receivable portfolio. In addition, the Company experienced lower net charge-offs in both its core and non-core portfolios.

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

  Distribution Finance

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $43                $37                $127               $120
Net interest margin...............        $33                $34                $101               $109
Selling and administrative
  expenses........................         18                 16                  50                 45
Provision for losses..............         (4)                 3                  --                  5
                                          ---                ---                ----               ----
Segment income....................        $19                $15                $ 51               $ 59
                                          ===                ===                ====               ====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

     Distribution Finance segment income increased $4 million during the third quarter of 2005, as a result of lower provision for losses ($7 million), partially offset by a reduction in net interest margin percentage. The lower provision for losses primarily reflected a change in reserving requirements, reflecting sustained improvements in credit quality. The increase in revenues is the result of higher average finance receivables ($431 million) and the impact of a higher rate environment, partially offset by lower relative receivable pricing and the loss of the Prime rate floor benefit experienced in 2004 ($6 million). The increase in revenues did not result in an increase in net interest margin as improved borrowing spreads ($2 million) were offset by the lower relative receivable pricing.

     The decrease in segment income of $8 million during the first nine months of 2005 was mostly a result of the decrease in net interest margin ($8 million), partially offset by lower provision for losses ($5 million). The lower provision for losses primarily reflects a change in reserving requirements, reflecting sustained improvements in credit quality. The increase in revenues is the result of higher average finance receivables ($355 million) and the impact of a higher rate environment, partially offset by lower relative receivable pricing and the loss of the Prime rate floor benefit experienced in 2004 ($25 million). The increase in revenues did not result in an increase in net interest margin as improved borrowing spreads ($5 million) were offset by lower relative receivable pricing and a reduction in gains from incremental increases in receivables sold into the Distribution Finance securitization trust ($2 million). The increase in selling and administrative expenses ($5 million) was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables decreased to 2.61% from 2.99% for the nine months ended September 30, 2005 and September 30, 2004, respectively.

  Golf Finance

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $26                $21                $74                $58
Net interest margin...............        $12                $10                $39                $30
Selling and administrative
  expenses........................          5                  4                 15                 14
Provision for losses..............          1                  2                  4                  5
                                          ---                ---                ---                ---
Segment income....................        $ 6                $ 4                $20                $11
                                          ===                ===                ===                ===

     Golf Finance segment income increased $2 million during the third quarter of 2005, primarily as a result of higher net interest margin. The higher net interest margin was principally the result of earnings from $228 million of higher average finance receivables ($2 million), and improved borrowing spreads ($4 million), partially offset by lower relative receivable pricing ($3 million).

     The increase in Golf Finance segment income of $9 million during the first nine months of 2005 primarily reflected higher net interest margin. The higher net interest margin was due to $295 million of higher average finance receivables ($6 million) and improved borrowing spreads ($15 million), partially offset by lower relative receivable pricing ($9 million) and lower other income ($3 million). An increase in securitization gains ($2 million) as a result of a golf mortgage portfolio securitization in the second quarter of 2005 was more than offset by lower syndication gains ($4 million) and lower fee income ($1 million).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  Aircraft Finance

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $26                $20                $73                $58
Net interest margin...............        $12                $11                $35                $28
Selling and administrative
  expenses........................          4                  4                 12                 11
Provision for losses..............          2                  1                  1                  1
                                          ---                ---                ---                ---
Segment income....................        $ 6                $ 6                $22                $16
                                          ===                ===                ===                ===

     Aircraft Finance segment income was relatively unchanged during the third quarter of 2005, primarily reflecting higher net interest margin ($1 million) offset by higher provision for losses ($1 million). The higher net interest margin was the result of $227 million of higher average finance receivables ($2 million) and improved borrowing spreads ($4 million), partially offset by lower relative receivable pricing ($3 million) and lower other income ($2 million). The reduction in other income was primarily due to lower securitization gains and lower fee income.

     The increase in Aircraft Finance segment income of $6 million during the first nine months of 2005 was primarily a result of higher net interest margin. The higher net interest margin was due to $210 million of higher average finance receivables ($4 million) and improved borrowing spreads ($13 million), partially offset by lower relative receivable pricing ($8 million) and lower other income ($2 million) primarily due to lower securitization gains.

  Resort Finance

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $25                $22                $66                $62
Net interest margin...............        $15                $14                $38                $42
Selling and administrative
  expenses........................          7                  5                 21                 18
Provision for losses..............          1                  8                  3                 29
                                          ---                ---                ---                ---
Segment income....................        $ 7                $ 1                $14                $(5)
                                          ===                ===                ===                ===

     Resort Finance segment income increased $6 million during the third quarter of 2005, principally reflecting lower provision for losses ($7 million), partially offset by higher selling and administrative expenses ($2 million). The lower provision for losses principally reflected stabilization in portfolio quality and specific reserving actions taken on several nonperforming accounts during 2004. Net interest margin remained relatively stable due to higher other income primarily due to a portfolio sale and higher fee income ($2 million), partially offset by $178 million of lower average finance receivables ($1 million). Selling and administrative expenses increased as a result of increased operational expenses related to properties received in satisfaction of troubled loans.

     The increase in Resort Finance segment income of $19 million during the first nine months of 2005 was primarily the result of lower provision for losses ($26 million), partially offset by lower net interest margin ($4 million) and higher selling and administrative expenses ($3 million). The lower provision for losses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS principally reflects stabilization in portfolio quality and specific reserving actions taken on several nonperforming accounts during 2004. The decrease in net interest margin was due to lower relative receivable pricing ($9 million) and lower other income ($1 million), partially offset by improved borrowing spreads ($6 million). The lower other income was primarily due to an impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan. Selling and administrative expenses increased as a result of increased operational expenses related to properties received in satisfaction of troubled loans.

  Asset-Based Lending

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $19                $13                $53                $41
Net interest margin...............        $13                $10                $36                $33
Selling and administrative
  expenses........................          6                  5                 18                 17
Provision for losses..............          1                  1                  2                  4
                                          ---                ---                ---                ---
Segment income....................        $ 6                $ 4                $16                $12
                                          ===                ===                ===                ===

     Asset-Based Lending segment income increased $2 million during the third quarter of 2005 as compared to the corresponding period in 2004 due to higher net interest margin ($3 million), resulting from a $147 million increase in average finance receivables ($2 million) and higher other income ($1 million).

     The increase in Asset-Based Lending segment income of $4 million during the first nine months of 2005 was due to higher net interest margin ($3 million) and lower provision for losses ($2 million), partially offset by higher selling and administrative expenses ($1 million). The increase in net interest margin was mostly due to $138 million of higher average finance receivables ($6 million), and improved borrowing spreads ($3 million), partially offset by lower relative receivable pricing ($5 million). The decrease in provision for losses was primarily related to specific reserving actions taken on nonperforming accounts during 2004.

  Structured Capital

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $10                $11                $34                $31
Net interest margin...............        $ 6                $ 6                $22                $18
Selling and administrative
  expenses........................         --                  1                  2                  3
Provision for losses..............         --                 --                 --                 --
                                          ---                ---                ---                ---
Segment income....................        $ 6                $ 5                $20                $15
                                          ===                ===                ===                ===

     Structured Capital segment income remained relatively unchanged during the third quarter of 2005 compared to the corresponding period in 2004.

     The increase in Structured Capital segment income of $5 million during the first nine months of 2005 was the result of higher net interest margin, primarily due to higher average finance receivables of $105 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

  Other Segment

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
                                                                  (IN MILLIONS)
Revenues..........................        $ 6                $ 5                $ 16               $ 30
Net interest margin...............        $ 3                $ 1                $  6               $ 16
Selling and administrative
  expenses........................          7                  8                  22                 26
Provision for losses..............          3                 --                   7                  3
                                          ---                ---                ----               ----
Segment income....................        $(7)               $(7)               $(23)              $(13)
                                          ===                ===                ====               ====

     Other segment loss was relatively unchanged during the third quarter of 2005, as compared to the corresponding period in 2004. The higher provision for losses was partially offset by higher net interest margin principally reflecting an increase in other income ($3 million). The increase in other income principally reflects a $5 million other than temporary impairment charge recorded on an investment in 2004, resulting from the resolution of a nonperforming account, partially offset by lower fee income ($2 million). The higher provision for losses reflects an increase in specific reserves related to one syndicated bank loan.

     The loss in the Other segment increased $10 million primarily reflecting a lower net interest margin ($10 million), and higher provision for losses ($4 million), partially offset by lower selling and administrative expenses ($4 million), resulting from portfolio liquidation. The lower net interest margin principally reflects the liquidation of the portfolio and lower other income as a result of impairment charges related to assets acquired through bankruptcy or repossession of collateral resulting from troubled loans, as well as lower prepayment income in the media and franchise portfolios. The increase in provision for losses reflects an increase in specific reserves related to one syndicated bank loan.

NET INCOME

     Net income of $29 million and $80 million for the three and nine months ended September 30, 2005, was $10 million and $16 million higher than the corresponding periods in 2004. The increase was primarily due to a reduction in provision for losses ($10 million and $31 million) as a result of improved portfolio quality, higher net interest margin ($8 million and $2 million), partially offset by higher selling and administrative expenses ($3 million and $8 million), as a result of growth in average managed finance receivables and higher employee salaries and benefits expense. The increase in employee salaries and benefits expense is the result of increased performance based compensation tied to Company's improved profitability, pension costs and stock option expense.

SELECTED FINANCIAL RATIOS

                                               THREE MONTHS                           NINE MONTHS
                                                   ENDED                                 ENDED
                                    -----------------------------------   -----------------------------------
                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                          2005               2004               2005               2004
                                    ----------------   ----------------   ----------------   ----------------
Net interest margin as a
  percentage of average net
  investment(1)...................        6.25%              6.54%              6.20%              7.19%
Return on average equity..........       11.94%              7.83%             10.91%              8.75%
Return on average assets..........        1.72%              1.22%              1.55%              1.39%
Selling and administrative
  expenses as a percentage of
  average managed and serviced
  finance receivables(2)..........        2.00%              1.98%              1.99%              2.05%
Operating efficiency ratio(3).....        50.1%              50.4%              50.5%              48.2%
Net charge-offs as a percentage of
  average finance receivables.....        0.47%              1.66%              0.43%              1.68%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                                                               SEPTEMBER 30,     JANUARY 1,
                                                                    2005            2005
                                                              ----------------   ----------
60+ days contractual delinquency as a percentage of finance
  receivables(4)............................................        1.01%           1.47%
Nonperforming assets as a percentage of finance assets(5)...        1.92%           2.18%
Allowance for losses on finance receivables as a percentage
  of finance receivables....................................        1.50%           1.70%
Allowance for losses on finance receivables as a percentage
  of nonaccrual finance receivables.........................        85.5%           83.7%
Total debt to tangible shareholder's equity(6)..............        6.13x           5.53x

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Textron Financial participates in Textron Inc.'s 1999 Long-Term Incentive Plan (the "Plan"). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123-R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron's required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees through September 30, 2005 was $1.5 million.

FORWARD-LOOKING INFORMATION

     Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where Textron Financial offers financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) Textron Financial's access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies and
(k) performance of acquisitions.

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

     On January 2, 2005, the Company engaged a third-party service provider to assume operational oversight and maintenance of its information technology infrastructure. The transfer of operational oversight for data servers to the third-party provider commenced in the third quarter of 2005 and will continue throughout the remainder of 2005. This transfer has materially affected The Company's internal control over financial reporting related to its information technology infrastructure. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting associated with the transfer have been and will continue to be maintained during the transition period.

     Other than as set forth above, there were no other changes in Textron Financial's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2005