Form 10-K
period 2005-12-31
TEXTRON FINANCIAL CORP
filed 2006-02-24
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $100.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

All of the shares of common stock of the registrant are owned by Textron Inc. and there was no voting or non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal quarter.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.

Item 1.	Business

General

Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with core operations in six segments. Aircraft Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Asset-Based Lending provides asset-based loans to middle-market companies in several industries, and provides factoring arrangements primarily for freight companies; Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance primarily extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial Corporation’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing offered through Textron Business Services, Inc.

All of Textron Financial’s stock is owned by Textron Inc. (Textron), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 31, 2005, 19% of Textron Financial’s total managed finance receivables represent finance receivables originated in connection with the sale or lease of Textron manufactured products. For further information on Textron Financial’s relationship with Textron, see “Relationship with Textron” below.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial also maintains an Other segment that includes non-core assets related to franchise finance and media finance, and other liquidating portfolios from product lines that were discontinued in 2001. The Company ceased finance receivable originations in these business markets, and continues to actively manage the accounts to maximize value as the accounts are collected or sold.

Consistent with the Company’s strategy to exit these non-core businesses, Textron Financial sold its small business direct portfolio (small business finance) in December 2003. The selected financial data in Item 6, and the discussion of the Company’s results in Item 7, exclude the results of this discontinued operation, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which is described in Note 4 to the consolidated financial statements in Item 8 of this Form 10-K.

For additional financial information regarding Textron Financial’s business segments, refer to Note 20 to the consolidated financial statements in Item 8 of this Form 10-K.

Competition

The commercial finance environment in which Textron Financial operates is highly fragmented and extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, terms, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors’ practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial’s competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial’s competitors have access to capital at lower costs than Textron Financial.

Relationship with Textron

General

Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $0.8 billion in 2005 and $0.9 billion in both 2004 and 2003, for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $41 million in 2005, $77 million in 2004 and $56 million in 2003 for the purchase of operating lease equipment. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $7 million in 2005 and $6 million in both 2004 and 2003, and operating lease revenues of $26 million in 2005, $24 million in 2004, and $22 million in 2003.

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

Agreements with Textron

Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. They are described below:

Receivables Purchase Agreement

Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $252 million at December 31, 2005 and $330 million at January 1, 2005, and operating leases of $162 million at December 31, 2005, and $136 million at January 1, 2005, were subject to recourse to Textron or due from Textron.

Support Agreement with Textron

Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial’s pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount “fixed charges”), as adjusted for the inclusion of required payments under the Support Agreement, will not be less than 125% of the Company’s fixed charges. No such payments under the Support Agreement were required for the years ended 2005, 2004 or 2003, when Textron Financial’s fixed-charge coverage ratios (as defined) were 177%, 189%, and 167%, respectively. Textron also has agreed to maintain Textron Financial’s consolidated shareholder’s equity at an amount no less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial’s common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial’s lenders to enforce its provisions against Textron.

Tax Sharing Agreement with Textron

Textron Financial’s revenues and expenses are included in the consolidated federal tax return of Textron. The Company files some of its state income tax returns on a separate basis. Under a Tax Sharing Agreement with Textron, Textron Financial is allocated federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company’s taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron’s consolidated federal and unitary or combined state income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis. Textron has agreed to loan Textron Financial, on a junior subordinated interest-free basis, an amount equal to Textron’s deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in “Amounts due to Textron Inc.” on the Consolidated Balance Sheets in Item 8 of this Form 10-K.

Regulations

Textron Financial’s activities are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. These activities also may be subject to various laws, including consumer finance laws in some instances, and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	Regulate credit-granting activities;

•	Establish maximum interest rates, finance charges and other charges;

•	Require disclosures to customers;

•	Govern secured transactions;

•	Affect insurance brokerage activities; and

•	Set collection, foreclosure, repossession and claims handling procedures and other trade practices.

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

Existing statutes and regulations have not had a material adverse effect on the Company’s business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations or their impact upon Textron Financial’s future business, financial condition, results of operations or prospects.

Employees

As of December 31, 2005, Textron Financial had 1,135 employees. The Company is not subject to any collective bargaining agreements.

Risk Management

Textron Financial’s business activities involve various elements of risk. The Company considers the principal types of risk to be:

•	Credit risk;

•	Asset/liability risk (including interest rate and foreign exchange risk); and

•	Liquidity risk.

Proper management of these risks is essential to maintaining profitability. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company’s management of these risks, and levels of compliance with its policies and limits, is continuously monitored by means of administrative and information systems.

Credit Risk Management

Textron Financial manages credit risk through:

•	Underwriting procedures;

•	Centralized approval of individual transactions exceeding certain size limits; and

•	Active portfolio and account management.

The Company has developed underwriting procedures for each operating unit that assess a prospective customer’s ability to perform in accordance with financing terms. These procedures include:

•	Analyzing business or property cash flows and collateral values;

•	Performing financial sensitivity analyses; and

•	Assessing potential exit strategies.

Textron Financial has developed a tiered credit approval system, which allows certain transaction types and sizes to be approved at the operating unit level. The delegation of credit authority is done under strict policy guidelines. Textron Financial’s operating units are also subject to annual internal audits by the Company and Textron.

Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer, Textron Financial’s Credit Committee, or the Chairman and Chief Executive Officer depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. Textron Financial’s Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President and Treasurer, and Group President of the Revolving Credit Group.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 26% of Textron Financial’s total managed finance receivable portfolio at December 31, 2005. International receivables are generated mostly in support of Textron product sales. At December 31, 2005, international receivables represented 14% of Textron Financial’s managed finance receivable portfolio. For additional information regarding Textron Financial’s concentrations, see Note 6 to the consolidated financial statements in Item 8 of this Form 10-K.

Asset/Liability Risk Management

The Company continuously measures and quantifies interest rate risk and foreign exchange risk, in each case taking into account the effect of hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program in order to reduce:

•	Interest rate exposure arising from changes in interest rates; and

•	Foreign currency exposure arising from changes in exchange rates.

The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron Financial executes a transaction, it designates the derivative to a specific asset, liability, or set of cash flows and as either a fair value or cash flow hedge. Textron Financial monitors the effectiveness of derivatives through a review of the amounts and maturities of assets, liabilities and derivative positions. The Company’s Treasurer and Chief Financial Officer regularly review this information, so that appropriate remedial action can be taken, as necessary.

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At December 31, 2005, the Company’s largest single counterparty credit exposure was $10 million.

Interest Rate Risk Management

Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company’s internal policies limit the aggregate mismatch of floating rate assets and liabilities to 10% of total assets. For additional information regarding Textron Financial’s interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity,” in Item 7 of this Form 10-K.

Foreign Exchange Risk Management

A portion of the finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron’s overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency receivables denominated in Canadian Dollars and Australian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company’s financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge its foreign currency exposures.

Liquidity Risk Management

The Company uses cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial’s primary sources of funds are:

•	Cash from operations;

•	Commercial paper borrowings;

•	Issuances of medium-term notes and other term debt securities; and

•	Syndication and securitization of receivables.

All commercial paper borrowings are fully backed by committed bank lines of credit, providing liquidity in the event of capital market disruption. If Textron Financial is unable to access these markets on acceptable terms, the Company can draw on its bank line of credit facilities and use cash flows from operations and portfolio liquidations to satisfy its liquidity needs. For additional information regarding Textron Financial’s liquidity risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Item 7 of this Form 10-K.

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

Item 1A.	Risk Factors

Our financial results are subject to a number of risks. The factors discussed below are intended to highlight risks that management believes are most relevant to our current operating environment. This listing is not intended to capture all risks associated with our business. Additional risks, including those generally affecting the industry in which we operate, risks that we currently deem immaterial and risks generally applicable to companies that have recently undertaken similar transactions, may also negatively impact our liquidity, financial position or results of operations.

We may be unable to effectively mitigate pricing pressures

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

Our business is dependent on its continuing access to reliable capital markets

We depend on our ability to access reliable sources of capital in order to fund asset growth, fund operations, and meet debt obligations and other commitments. We currently raise capital through commercial paper borrowings, issuances of medium-term notes and other term debt securities and syndication and securitization of receivables. Additional liquidity is provided through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If our credit ratings were to be lowered, it may disrupt our ability to access the capital markets. We could also lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of our access to the capital markets could adversely affect our business and profitability.

If we are unable to maintain portfolio credit quality, our financial performance may be adversely affected

A key determinant of financial performance is our ability to maintain the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may adversely be affected by several factors, including our finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, or general economic downturns. Any inability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability, and financial condition.

The use of estimates and assumptions in determining our allowance for losses may adversely affect our profitability

We examine current delinquencies, historical loss experience, the value of the underlying collateral and general economic conditions in determining our allowance for losses. The use of estimates and assumptions in the aforementioned considerations is inherently subjective, and any changes in these assumptions or estimates may materially impact our allowance for losses, profitability and financial condition.

Currency and interest rate fluctuations, and our ability to hedge those transactions may adversely affect our results

We are affected by changes in foreign exchange rates and interest rates. Changes in foreign exchange rates may adversely affect our income from international operations and the value realized on assets and liabilities denominated in non-functional currencies. Increases or decreases in interest rates may adversely affect interest margins due to variances between the interest rate profile of our receivable portfolio and our debt obligations. These variances can be attributed to a combination of interest rate and currency basis differences, asset/liability duration differences, and the portion of our receivable portfolio funded by equity. Changes in our credit ratings may also adversely affect interest rates on future borrowings, which would impact our profitability.

In some instances, we enter into hedging instruments to mitigate fluctuations in foreign exchange rates and interest rates. If our hedging instruments are ineffective, these risks may not be adequately mitigated. Our hedging transactions rely on assumptions regarding portfolio mix, portfolio duration, and currency exposures. Changes in the assumptions supporting our hedging strategy may have a significant impact on our profitability, financial condition, or results of operations.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect our profitability

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

An interruption of our information technology networks may limit our ability to conduct our regular operations and react to sudden changes in market conditions, both of which could adversely impact our results

We are heavily reliant upon the flow of information across the enterprise to facilitate our normal day-to-day operations. This information flow is primarily governed by the continuous and uninterrupted dissemination of data across our information technology networks. The operational oversight of these networks is the responsibility of a third-party service provider, and any lapse or interruption in the systems’ operations could restrict the flow of information. These interruptions could potentially result in our inability to adequately conduct our operations, including making necessary funds available to repay maturing debt, funding loan commitments to customers, and swiftly reacting to sudden changes in market conditions.

Changes in the regulatory environment in which we operate could have an adverse affect on our business and earnings

We operate in the United States and certain other foreign markets, and we are subject to the supervision and regulation by governing bodies in those jurisdictions. Any noncompliance with the laws and regulations in those jurisdictions could result in the suspension or revocation of any licenses we hold or registrations at issue, as well as the imposition of civil or criminal penalties. Any inability to remain in compliance with applicable regulatory requirements could have a material adverse effect on our operations by limiting our access to capital, as well as negatively impacting our public standing. Additionally, no assurance can be provided that laws and regulations that are applicable to our current operations will not be amended or interpreted differently, that new laws and regulations will not be passed which materially change our current business practices or operations, or that we will not be prohibited by state laws from raising interest rates above certain desired levels, any of which could adversely impact our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout North America. For additional information regarding Textron Financial’s lease obligations, see Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted per Instruction I of Form 10-K.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $109 million, $80 million and $114 million were declared and paid in 2005, 2004, and 2003, respectively. For additional information regarding restrictions as to dividend availability, see Note 11 to the consolidated financial statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

The following data has been recast to reflect discontinued operations and should be read in conjunction with Textron Financial’s consolidated financial statements in Item 8 of this Form 10-K.

	For the years ended (1)
	2005		2004		2003		2002		2001
	(Dollars in millions)

Results of Operations
Finance charges and discounts	$464		$369		$404		$413		$500
Rental revenues on operating leases	32		29		29		27		19
Securitization gains	49		56		43		45		43
Other income	83		91		96		99		119
Income from continuing operations	114		94		79		76		120
Cumulative effect of change in accounting principle, net of income taxes	—		—		—		15		—
(Loss) income from discontinued operations, net of income taxes	(3)		—		1		(1)		1
Net income	111		94		80		60		121
Balance Sheet Data
Total finance receivables	$6,763		$5,837		$5,135		$5,534		$5,252
Allowance for losses on finance receivables	96		99		119		145		125
Equipment on operating leases — net	231		237		210		255		201
Total assets	7,441		6,738		6,333		6,654		6,464
Junior subordinated debentures	—		—		26		27		27
Total short-term debt	1,200		1,307		520		917		1,197
Long-term debt	4,220		3,476		3,887		3,923		3,501
Deferred income taxes	461		453		390		398		357
Shareholder’s equity	1,050		1,035		1,009		1,021		1,009
Debt to tangible shareholder’s equity(2)	6.19	x	5.53	x	5.24	x	5.59	x	5.62	x
SELECTED DATA AND RATIOS
Profitability
Net interest margin as a percentage of average net investment(3)	6.40%		7.14%		6.92%		6.89%		7.48%
Return on average equity(4)	11.17%		9.49%		7.86%		7.59%		12.66%
Return on average assets(5)	1.58%		1.49%		1.25%		1.18%		1.91%

For the years ended (1)
2005	2004	2003	2002	2001

Selling and administrative expenses as a percentage of average managed and serviced finance receivables(6)	2.01%	2.01%	1.98%	1.71%	1.77%
Operating efficiency ratio(7)	48.8%	47.1%	46.8%	39.8%	36.4%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables(8)	0.79%	1.47%	2.39%	2.86%	2.26%
Nonperforming assets as a percentage of finance assets(9)	1.53%	2.18%	2.80%	3.41%	2.21%
Allowance for losses on finance receivables as a percentage of finance receivables	1.43%	1.70%	2.32%	2.62%	2.37%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	108.6%	83.7%	78.4%	81.7%	113.2%
Net charge-offs as a percentage of average finance receivables	0.51%	1.48%	2.08%	1.83%	1.09%
Ratio of allowance for losses on finance receivables to net charge-offs	3.1	x	1.3	x	1.0	x	1.4	x	2.0	x

(1)	Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

(2)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

(3)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(4)	Return on average equity excludes the cumulative effect of change in accounting principle.

(5)	Return on average assets excludes the cumulative effect of change in accounting principle.

(6)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(7)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(8)	Delinquency excludes captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(9)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Textron Financial is in the business of originating and servicing commercial finance receivables for Textron-related products and other commercial markets. The principal factors that influence our earnings are the quantity, credit quality and mix of finance assets across product lines and industries, and fees earned related to these finance assets and services. For finance receivables, net interest margin equals the difference between revenue earned on finance receivables, including fee income, and the cost of borrowed funds. For operating leases, net interest margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. On certain types of finance receivables, interest rates earned are fixed at the time the contracts are originated, while other types are based on floating rates that are generally tied to changes in the prime rate offered by major banks or the London Interbank Offered Rate (LIBOR). Rental charges on operating leases may be fixed at the time the contracts are originated or based on floating rates that are generally tied to changes in LIBOR.

Textron Financial borrows funds at various maturities at both fixed and floating interest rates to match the interest sensitivities and maturities of its finance receivables. External market conditions and our debt ratings affect these interest rates. We also may, from time to time, enter into interest rate exchange agreements related to new debt issuances in an effort to access the debt markets in the most efficient manner available at the time of issuance. As an alternative source of funding, Textron Financial sells finance receivables in securitizations, retaining an interest in the sold receivables and continuing to service such receivables for a fee.

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes only the finance receivables owned and reported on the consolidated balance sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations and whole-loan sale transactions, where we have retained substantial credit risk, and continue to service the accounts. The serviced basis includes managed receivables and serviced-only receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

Textron Financial retains subordinated interests in finance receivables sold in securitizations and recourse obligations on certain whole-loan portfolio sales resulting in credit risk. As a result, we evaluate finance receivables and leverage on a managed as well as an owned basis. In contrast, we do not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities.

Key Business Initiatives and Trends

During 2005, Textron Financial experienced continued improvements in portfolio quality and growth in its core businesses. While the collectibility of the Company’s finance receivable portfolio remains one of the Company’s most significant business risks, the improved portfolio quality statistics in 2005 reflect the Company’s successful efforts to resolve problem accounts. Nonperforming assets as a percentage of total finance assets decreased to 1.53% at December 31, 2005 from 2.18% at January 1, 2005, and delinquency as a percentage of finance receivables decreased to 0.79% at December 31, 2005 from 1.47% at January 1, 2005, resulting in a 50% decline in provision for losses in 2005 as compared to 2004. Management expects relative stability in these statistics during 2006; however, we could experience an out-of-trend result in any one quarter.

We experienced strong growth in the core business portfolios in 2005. Finance receivables in the core businesses increased $1.0 billion as compared to January 1, 2005, primarily related to growth in Distribution Finance ($640 million), Golf Finance ($243 million), and Asset-Based Lending ($179 million). We expect this trend to continue in 2006.

Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) has continued to deteriorate over the last three years, primarily as a consequence of a lower net interest margin percentage, increased performance-based compensation tied to the Company’s profitability, higher pension costs and stock option expense. The lower net interest margin percentage is a result of a shift in the mix of our fixed rate receivable portfolios, lower relative receivable pricing due to competitive pressures, the loss of a Prime rate floor benefit experienced in 2004, and lower other income. We expect the deterioration in operating efficiency to reverse in 2006 based on continued process improvement initiatives and increases in net interest margin due to growth in the core receivable portfolios.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

During 2005, our credit spreads continued to tighten as the result of a very strong corporate bond market and our improving credit profile. Term debt of $1.5 billion was issued in 2005 at historically narrow spreads.

As part of its commercial paper program, Textron Financial has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit currently total $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $300 million at December 31, 2005, compared to $187 million at January 1, 2005. In addition, Textron Financial is permitted to borrow under Textron’s $1.3 billion revolving credit facility, which expires in 2010. None of these lines of credit were used at December 31, 2005 or January 1, 2005. At December 31, 2005, we had a CAD 50 million uncommitted credit facility, of which CAD $41 million remained unused. We also maintain an AUD 50 million committed credit facility that expires in 2007, which remained unused at December 31, 2005. We also have a $25 million multi-currency committed credit facility, of which $20 million and $17 million remained unused at December 31, 2005 and January 1, 2005, respectively. This facility expires in July 2006 and we expect to renew it prior to expiration.

Under a shelf registration statement filed with the Securities and Exchange Commission, we may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, $1.4 billion of term debt and CAD 0.1 billion of term debt was issued during 2005. The USD and CAD proceeds from these issuances were used to fund receivable growth and repay short-term debt. At December 31, 2005, Textron Financial had $1.8 billion of capacity under this registration statement.

The following table summarizes Textron Financial’s contractual payments and receipts as of December 31, 2005, for the specified periods:

	Payments / Receipts Due by Period
	Less than	1-2	2-3	3-4	4-5	More than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)

Contractual payments:
Commercial paper and other short-term debt	$1,200	$—	$—	$—	$—	$—	$1,200
Term debt	1,035	1,088	823	542	557	226	4,271
Operating lease rental payments	6	5	5	3	1	1	21

Total contractual payments	2,241	1,093	828	545	558	227	5,492

Contractual receipts:
Finance receivables	2,350	1,015	850	584	566	1,398	6,763
Operating lease rental receipts	24	18	14	12	12	28	108

Total contractual receipts	2,374	1,033	864	596	578	1,426	6,871
Cash	10	—	—	—	—	—	10

Total cash and contractual receipts	2,384	1,033	864	596	578	1,426	6,881

Net cash and contractual receipts (payments)	$143	$(60)	$36	$51	$20	$1,199	$1,389

Cumulative net cash and contractual receipts	$143	$83	$119	$170	$190	$1,389

Finance receivable receipts are based on contractual cash flows. These amounts could differ due to prepayments, charge-offs and other factors. Contractual receipts and payments exclude finance charges and discounts from receivables, debt interest payments, proceeds from sale of operating lease equipment and other items.

At December 31, 2005, Textron Financial had unused commitments to fund new and existing customers under $1.2 billion of committed revolving lines of credit as compared to $1.0 billion at January 1, 2005. These loan commitments generally expire within one year. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Textron Financial’s credit ratings are as follows: Standard & Poor’s (A- long-term, A2 short-term, outlook stable), Moody’s Investors Service (A3 long-term, P2 short-term, outlook stable) and Fitch Ratings (A- long-term, F2 short-term, outlook positive).

Cash provided by operating activities of continuing operations totaled $247 million in 2005, $161 million in 2004 and $242 million in 2003. The increase in the cash provided in 2005 was primarily due to the timing of accrued interest and other liabilities, principally as a result of a $60 million income tax payment in the first quarter of 2004 and an increase in income from continuing operations. The decrease in the cash provided in 2004 as compared to 2003, was primarily due to the timing of payments of accrued interest and other liabilities, principally as a result of the $60 million income tax payment in the first quarter of 2004.

Cash (used) provided by investing activities of continuing operations totaled $(950) million in 2005, $(756) million in 2004 and $273 million in 2003. The decrease in cash flows in 2005 was largely the result of a $122 million increase in finance receivable originations, net of cash collections as compared to 2004, and lower proceeds from disposition of operating leases and other assets of $33 million. The decrease in cash flows in 2004 was largely the result of a $227 million increase in finance receivable originations, net of cash collections, and a $768 million decrease in proceeds from receivable sales, including securitizations.

Cash provided (used) by financing activities of continuing operations totaled $587 million in 2005, $361 million in 2004 and $(355) million in 2003. The increase in cash flows during 2005, and 2004 principally reflects an increase in debt outstanding to fund asset growth. The cash used in 2003 mostly relates to the use of proceeds received from finance receivable sales in the fourth quarter to pay down commercial paper and other short-term debt.

Net cash used by discontinued operations in 2005 and 2004, reflects cash reimbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003. In 2003, net cash provided by discontinued operations included the receipt of $421 million upon the sale of substantially all of the small business finance operation.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 84% at December 31, 2005, compared to 82% at January 1, 2005. Our ratio of earnings to fixed charges was 1.77x in 2005, 1.89x in 2004 and 1.67x in 2003. Commercial paper and Other short-term debt as a percentage of total debt was 22% at December 31, 2005, compared to 27% at January 1, 2005.

In 2005, Textron Financial declared and paid $109 million of dividends to Textron, compared to $80 million of dividends declared and paid in 2004. The higher level of dividends in 2005 was the result of improved profitability, and a return of capital required to maintain targeted leverage ratios. Textron contributed capital of $9 million to Textron Financial in both 2005 and 2004, which consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

Off-Balance Sheet Arrangements

Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet and the proceeds received are used to reduce recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. We sell receivables in whole-loan sales in which we retain a continuing interest, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.

Textron Financial utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds from continuing operations of $361 million and $394 million in 2005 and 2004, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations. We have used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $49 million and $56 million in 2005 and 2004, respectively. Cash collections on current and prior period securitization gains were $56 million and $62 million for 2005 and 2004, respectively.

Termination of off-balance sheet financing arrangements would significantly reduce our short-term funding alternatives. While these arrangements do not contain provisions that require Textron Financial to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in our debt credit ratings, and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We do not expect any of these factors to have a material impact on the Company’s liquidity or income from continuing operations.

The retained subordinate interests related to off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are recorded in Other assets on the Consolidated Balance Sheets and amounted to $208 million and $233 million at December 31, 2005 and January 1, 2005, respectively. These interests are typically subordinate to other investors’ interests in the off-balance sheet structure, and therefore, realization of these interests is dependent on repayment of other investors’ interests and, ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests exposes us to risks similar to that of ownership of these finance receivables. We do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests.

Following the initial sale, and on an ongoing basis, the retained subordinate interests are maintained at fair value in Other assets on the Consolidated Balance Sheets. We estimate fair values based on the present value of future cash flows expected under our best estimates of key assumptions —  credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. The assumptions used to record the initial gain on sale and used to measure the continuing fair value of the retained interests, along with the impact of changes in these assumptions are described in Note 7 to the consolidated financial statements in Item 8 of this Form 10-K.

Whole-loan finance receivable sales, in which we maintain a continuing interest, differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is typically provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. We have a contingent liability related to the sale of equipment lease rents in 2003 and 2001. The maximum liability at December 31, 2005 was $42 million. We have valued this contingent liability based on assumptions for annual credit losses and prepayment rates of 0.25% and 7.50%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this recourse liability.

On December 19, 2003, the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level.

Due to the nature of the loss sharing agreement, there is no maximum guarantee amount related to the remaining $380 million portfolio. The Company originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. As of December 31, 2005, the Company has reimbursed the purchaser a total of $4 million under this agreement and has recorded an additional $4 million liability based on revisions to the estimated fair value of the guarantee. These revisions reflect management’s best estimate of the amounts potentially reimbursable to the purchaser based on historical loss experience and the estimated attrition of the portfolio. At December 31, 2005, the Company has a $13 million liability recorded in Accrued interest and other liabilities.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	2005		2004
	(Dollars in millions)

Distribution Finance	$2,993	33%	$2,269	28%
Aircraft Finance	1,664	19%	1,610	20%
Golf Finance	1,435	16%	1,296	16%
Resort Finance	1,138	13%	1,183	15%
Structured Capital	689	8%	745	9%
Asset-Based Lending	764	8%	584	7%
Other	312	3%	448	5%

Total managed finance receivables	$8,995	100%	$8,135	100%

Managed finance receivables within the Company’s core businesses increased $996 million, primarily as a result of growth in the large ticket and diversified products portfolios within Distribution Finance, the business credit portfolio within Asset-Based Lending, and the golf mortgage portfolio within Golf Finance. The increase was partially offset by higher collections, net of new finance receivable originations, in the Resort Finance portfolio, and sales in the Structured Capital portfolio. The $136 million decrease in the Other segment represents the continued portfolio collections and prepayments of the liquidating portfolios. Liquidation of the remaining $312 million is likely to occur at a slower pace due to the long-term nature of the contractual terms in the existing portfolio.

Nonperforming Assets

Nonperforming assets include nonaccrual finance receivables and repossessed assets. We classify receivables as nonaccrual and suspend the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if we have significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by payment delinquency, reduction in the obligor’s cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets by business segment.

	2005		2004		2003
	(Dollars in millions)

Resort Finance	$31	2.67%	$53	4.44%	$55	5.15%
Aircraft Finance	14	1.07%	12	0.96%	26	2.21%
Golf Finance	13	0.99%	26	2.34%	22	2.43%
Asset-Based Lending	6	0.81%	7	1.17%	6	1.25%
Distribution Finance	2	0.11%	5	0.43%	11	1.35%
Other	45	13.64%	37	8.35%	42	5.72%

Total nonperforming assets	$111	1.53%	$140	2.18%	$162	2.80%

In general, we believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. We experienced significant improvement in total nonperforming assets with a $29 million decrease in 2005 and a $22 million decrease in 2004. The decrease in 2005 was primarily attributable to the core businesses including Resort Finance ($22 million) and Golf Finance ($13 million), largely related to improved general economic conditions. The decrease was partially offset by an increase in the Other segment.

The Other segment increased $8 million in 2005 from 2004 primarily related to one media finance loan and one syndicated bank loan. The Company expects modest improvement as these portfolios liquidate. However, the Company could realize a temporary, out-of-trend result in any one quarter.

The preceding nonperforming assets table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to $8 million, $31 million and $41 million at the years ended 2005, 2004 and 2003, respectively, and were 3.3%, 9.3% and 9.6% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $2 million, $3 million and $6 million for the years ended 2005, 2004 and 2003, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At December 31, 2005, these leases had an outstanding balance of approximately $70 million. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. We have not classified this lease as nonaccrual due to the performance guarantee from Textron.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating rate assets with floating rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At December 31, 2005, floating rate liabilities in excess of floating rate assets were $156 million, net of $2.9 billion of interest rate exchange agreements which effectively converted fixed rate debt to a floating rate equivalent, and $122 million of interest rate exchange agreements which effectively converted fixed rate finance receivables to a floating rate equivalent. Classified within fixed rate assets are $62 million of floating rate loans with index rate floors that are, on average, 42 basis points above the applicable index rate (predominately the prime rate). As a consequence, these assets are classified as fixed rate, and will remain so until the prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the prime rate exceeds the floor rates embedded in these agreements. As a result of recent increases in short-term interest rates, we no longer benefit from interest rate floors in excess of the applicable index rate in connection with our ownership of a residual interest in the Distribution Finance securitization trust.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at December 31, 2005, indicates that an increase in interest rates of 100 basis points would have a positive impact on net income and cash flows of $0.3 million for the following twelve-month period.

Financial Risk Management

Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements. The objective of entering into such agreements is not to speculate for profit, but generally to convert variable rate debt into fixed rate debt and vice versa. The overall objective of our interest rate risk management is to achieve match funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. We do not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt decreased interest expense by $11 million, $40 million, and $43 million in 2005, 2004, and 2003, respectively.

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $39 million and $3 million at December 31, 2005 and January 1, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets.

Critical Accounting Policies

Allowance for Losses on Finance Receivables

We evaluate our allowance for losses on finance receivables based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. We estimate losses will range from 0.5% to 4.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, borrower specific information, industry trends and estimated discounted cash flows are considered, as well as the factors described above for homogeneous loan pools.

Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover existing losses in the owned finance receivable portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. A 10% variation in our estimate of allowance for loss adequacy would have approximately a $10 million impact to earnings. During the last five years, volatility in losses as a percentage of finance receivables has exceeded 10%.

Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. The annual impairment test was completed in the fourth quarter of 2005 using the estimates from our long-term strategic plan. No adjustment was required to the carrying value of goodwill based on the analysis performed.

Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on an extrapolation of the businesses’ multi-year strategic business plans. The assumptions relative to interest margin, operating expenses and provision for losses included in the plans are management’s best estimates based on current and forecasted market conditions.

A compounded annual growth rate assumption of 5% was used in 2005 to estimate cash flows beyond the multi-year business plan period. Other significant assumptions utilized were an estimated cash flow discount rate of 11% and an effective tax rate of 34%. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different potentially resulting in an impairment charge. These assumptions involve significant levels of judgment, however, a 10% adverse change in any one, or a combination of these factors would not have resulted in an impairment charge. Management believes that while future growth, discount rates and tax rates have the potential to change with evolving market conditions, no significant, imminent changes in these assumptions are likely.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. We may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. At the time of sale, a gain or loss is recorded based on the difference between the proceeds received and the allocated carrying value of the finance receivables sold. The allocated carrying value is determined based on the relative fair values of the finance receivables sold and the interests retained. As such, the fair value estimate of the retained interests has a direct impact on the gain or loss recorded. We estimate fair value based on the present value of future cash flows expected under management’s best estimates of key assumptions — credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. Retained interests are recorded at fair value as a component of Other assets on the Consolidated Balance Sheets.

We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, we determine whether the decline in fair value is other than temporary. When we determine the value of the decline is other than temporary, we write down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the retained interests is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. Refer to Note 7 to the consolidated financial statements in Item 8 of this Form 10-K for a summary of key assumptions used to record initial gains related to the sale of finance receivables through securitizations and to measure the current fair value of the retained interests, along with the sensitivity of the fair values to adverse changes in these assumptions.

Results of Operations

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	2005	2004	2003
	(Dollars in millions)

Finance charges and discounts	$464	$369	$404
Rental revenues on operating leases	32	29	29
Securitization gains	49	56	43
Other income	83	91	96

Total revenues	$628	$545	$572
Interest expense	218	154	171
Depreciation of equipment on operating leases	19	18	18

Net interest margin	$391	$373	$383

Portfolio yield	7.91%	7.35%	7.60%
Net interest margin as a percentage of average net investment	6.40%	7.14%	6.92%

  2005 vs. 2004

The increase in finance charges and discounts of $95 million compared to the corresponding period in 2004 principally reflected earnings on $855 million of higher average finance receivables ($62 million), and a higher interest rate environment ($98 million). This increase was partially offset by lower relative receivable pricing ($65 million) resulting from the loss of the Prime rate floor benefit experienced in 2004 and a shift in the mix of the fixed rate portfolio from relatively higher yield assets in Structured Finance to lower yield assets in Golf Finance and Aircraft Finance. The increase in average finance receivables primarily related to growth in Distribution Finance, Golf Finance, Aircraft Finance, and Asset-Based Lending, partially offset by the continued liquidation of non-core assets in the Other segment. Other income decreased largely due to lower prepayment income in Structured Finance ($10 million) and in the media and franchise liquidating portfolios ($4 million).

Net interest margin increased in 2005 despite a decrease in net interest margin percentage of 0.74%. The increase principally reflects growth in average finance receivables, partially offset by higher interest expense ($64 million). The increase in interest expense reflects higher average debt levels to fund receivable growth ($26 million), and a higher interest rate environment ($89 million), partially offset by improved credit spreads on debt issuances ($50 million). While the benefit of these improved credit spreads substantially offset the impact of lower relative receivable pricing and the loss of the Prime rate floor benefit, net interest margin percentage decreased primarily due to lower Other income and the shift in the mix of the fixed rate portfolio.

  2004 vs. 2003

Finance charges and discounts declined in 2004 largely due to $269 million of lower average finance receivables ($21 million) and a reduction of discount earnings in Distribution Finance ($11 million). The decrease in average finance receivables was primarily related to the continued liquidation of non-core assets in the Other segment ($391 million), including portfolio sales of franchise finance receivables and prepayments in the syndicated bank loan and media finance portfolios, partially offset by growth in the Company’s core businesses, Structured Capital ($100 million) and Golf Finance ($98 million). The increase in Securitization gains was primarily due to improved yield and a $265 million increase in average finance receivables sold to the Distribution Finance revolving conduit ($20 million), partially offset by a reduction in Resort Finance gains of $6 million. The decrease in other income was mostly due to impairment charges related to equity investments resulting from the disposition of two syndicated bank loans ($10 million), late charges ($2 million) and syndication income ($2 million). These decreases were partially offset by an increase in prepayment gains ($10 million) in Structured Capital.

Net interest margin decreased $10 million (3%) as compared to the corresponding period in 2003 primarily due to $269 million of lower average finance receivables ($12 million), a reduction of discount earnings ($11 million), and lower other income, partially offset by higher securitization gains and a reduction in borrowing cost. The reduction in borrowing cost was related to the maturity of higher rate debt. However, the Company’s net interest margin percentage increased to 7.14% as compared to 6.92% during 2003, primarily attributable to the aforementioned higher Securitization gains and reduction in borrowing cost, partially offset by lower other income.

Selling and Administrative Expenses

	2005	2004	2003
	(Dollars in millions)

Selling and administrative expenses as a percentage of managed and serviced receivables	2.01%	2.01%	1.98%
Operating efficiency ratio	48.8%	47.1%	46.8%

Selling and administrative expenses	$191	$176	$179

  2005 vs. 2004

The increase in selling and administrative expenses in 2005 was primarily attributable to higher employee salaries and benefits expense ($14 million) as a result of portfolio receivable growth, increased performance based compensation tied to the Company’s improved profitability ($7 million), higher pension costs ($2 million) and stock option expense ($2 million).

  2004 vs. 2003

The decrease in selling and administrative expenses was mostly due to decreases in legal and collection expense ($6 million) and telecommunications ($1 million). These decreases were partially offset by an increase in employee salaries and benefits expense ($4 million) primarily due to higher healthcare and pension costs, and increased performance based compensation tied to the Company’s improved profitability. The decrease in legal and collection costs was partially due to lower litigation reserves recorded in 2004.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	2005	2004	2003
	(Dollars in millions)

Allowance for losses on finance receivables beginning of period	$99	$119	$145
Provision for losses	29	58	81
Less net charge-offs:
Resort Finance	10	34	6
Distribution Finance	10	13	19
Aircraft Finance	2	7	16
Golf Finance	3	3	2
Asset-Based Lending	—	2	6
Other	7	20	68

Total net charge-offs	32	79	117
Acquisitions and other	—	1	10

Allowance for losses on finance receivables end of period	$96	$99	$119

Net charge-offs as a percentage of average finance receivables	0.5%	1.5%	2.1%
Allowance for losses on finance receivables as a percentage of total finance receivables	1.4%	1.7%	2.3%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	108.6%	83.7%	78.4%

  2005 vs. 2004

The decrease in provision for losses reflects sustained improvement in portfolio quality as well as a shift in the mix of the portfolio, reflecting growth in Distribution Finance, which has traditionally experienced lower levels of net charge-offs as compared to the Company’s total receivable portfolio. Provision for losses in Resort Finance decreased by $28 million reflecting no significant additions to nonperforming assets in 2005. In addition, we experienced lower net charge-offs in the Other segment reflecting the continued liquidation of our non-core assets.

The increase in the allowance for losses on finance receivables as a percentage of nonaccrual finance receivables reflects the combination of additional portfolio reserves related to growth and a $31 million decrease in nonaccrual finance receivables. As the level of the allowance for losses related to homogenous loan pools is based partially on historical loss experience, decreases in nonaccrual finance receivable balances do not have an instantaneous impact on the loss rates applied to these homogenous pools of receivables.

  2004 vs. 2003

Provision for losses decreased in 2004 largely reflecting an improvement in portfolio quality. Nonaccrual finance receivables decreased $33 million as compared to the corresponding period in 2003. The decrease in net charge-offs was primarily attributable to the Other segment reflecting the Company’s reduced level of exposure to non-core assets. In addition, the Company experienced lower net charge-offs in most of its core businesses including reductions in Aircraft Finance, Distribution Finance and Asset-Based Lending. These decreases were partially offset by an increase in Resort Finance related to the charge-off of two accounts for which reserves had been previously provided.

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

Although management believes it has made adequate provision for anticipated losses, realization of these assets remain subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases in the allowance for losses for such assets.

Share-Based Compensation

Textron Financial participates in Textron Inc.’s 1999 Long-Term Incentive Plan (the “Plan”). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees in 2005 was $2.1 million.

Operating Results by Segment

Segment income presented in the tables below represents income from continuing operations before special charges, income taxes and distributions on preferred securities.

Distribution Finance

	2005	2004	2003
	(In millions)

Revenues	$178	$159	$151

Net interest margin	$140	$143	$132
Selling and administrative expenses	68	62	53
Provision for losses	2	8	21

Segment income	$70	$73	$58

The decrease in segment income of $3 million in 2005 reflects lower net interest margin ($3 million), and higher selling and administrative expenses ($6 million), partially offset by lower provision for losses ($6 million). The reduction in net interest margin principally reflects higher revenues on $414 million of higher average finance receivables ($32 million), and improved borrowing spreads ($9 million), partially offset by lower relative receivable pricing ($39 million). The reduction in relative receivable pricing is primarily attributable to the loss of the Prime rate floor benefit experienced in 2004. The increase in selling and administrative expenses was due to portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables decreased to 2.64% from 3.00% for the years ended 2005 and 2004, respectively. The lower provision for losses primarily reflected a change in reserving requirements, reflecting sustained improvements in credit quality.

Distribution Finance segment income increased in 2004 reflecting higher net interest margin and lower provision for losses, partially offset by an increase in selling and administrative expenses. The increase in net interest margin was primarily the result of higher securitization gains ($20 million) due to improved yield and a

$265 million increase in average finance receivables sold to the revolving conduit, partially offset by a decrease in discount earnings of $11 million. The lower provision for losses reflected a change in reserving requirements for this segment based on strong portfolio performance as supported by improvements in 12- and 36-month loss to liquidation ratios. The increase in selling and administrative expenses was proportional to growth in the segment’s managed finance assets.

Resort Finance

	2005	2004	2003
	(In millions)

Revenues	$91	$85	$87

Net interest margin	$51	$57	$61
Selling and administrative expenses	29	23	26
Provision for losses	4	32	9

Segment income	$18	$2	$26

The increase in Resort Finance segment income of $16 million in 2005 was the result of lower provision for losses ($28 million), partially offset by lower net interest margin ($6 million) and higher selling and administrative expenses ($6 million). The lower provision for losses principally reflects stabilization in portfolio quality and specific reserving actions taken on several nonperforming accounts during 2004. The decrease in net interest margin was primarily due to lower relative receivable pricing ($7 million) and lower other income ($2 million), partially offset by improved borrowing spreads ($5 million). The increase in selling and administrative expenses was primarily due to higher salaries and benefits expense tied to improved profitability, and an increase in operational expenses related to properties received in satisfaction of troubled loans.

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

Golf Finance

	2005	2004	2003
	(In millions)

Revenues	$102	$80	$81

Net interest margin	$52	$41	$47
Selling and administrative expenses	21	18	17
Provision for losses	6	7	2

Segment income	$25	$16	$28

Golf Finance segment income increased $9 million in 2005, primarily as a result of higher net interest margin. The increase in net interest margin was the result of revenues on $279 million of higher average finance receivables ($7 million), and improved borrowing spreads ($11 million), partially offset by lower relative receivable pricing ($2 million) and lower other income ($5 million). The reduction in other income is attributable to lower securitization and syndication income ($2 million) and lower fee income ($3 million).

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

Aircraft Finance

	2005	2004	2003
	(In millions)

Revenues	$107	$79	$81

Net interest margin	$51	$39	$32
Selling and administrative expenses	16	14	14
Provision for losses	3	1	8

Segment income	$32	$24	$10

The increase in Aircraft Finance segment income of $8 million in 2005 was primarily the result of higher net interest margin. Net interest margin increased largely due to higher revenues on $200 million of higher average finance receivables ($5 million), improved borrowing spreads ($8 million) and higher other income ($2 million), partially offset by lower relative receivable pricing ($3 million). The increase in other income primarily reflects impairment charges on retained interests in securitizations recorded in 2004.

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

Asset-Based Lending

	2005	2004	2003
	(In millions)

Revenues	$75	$56	$59

Net interest margin	$51	$44	$48
Selling and administrative expenses	25	22	26
Provision for losses	1	5	2

Segment income	$25	$17	$20

The increase in Asset-Based segment income of $8 million in 2005 principally reflects higher net interest margin and lower provision for losses. Net interest margin increased as a result of earnings on $150 million of higher average finance receivables ($9 million), and improved borrowing spreads ($4 million), partially offset by lower relative receivable pricing ($6 million). The decrease in provision for losses primarily reflects the absence of a need to create reserves for specific nonperforming accounts as compared to 2004.

The decrease in Asset-Based segment income in 2004 reflected a decrease in net interest margin and an increase in provision for losses, partially offset by lower selling and administrative expenses. The lower net interest margin was primarily the result of a decline in portfolio yields ($3 million) and a decrease in other income ($2 million), partially offset by a $14 million increase in average finance receivables ($1 million). The increase in provision for losses reflected growth in the portfolio and the addition of reserves for specific nonperforming accounts. The reduction in selling and administrative expenses was mostly the result of a restructuring program implemented during the fourth quarter of 2003.

Structured Capital

	2005	2004	2003
	(In millions)

Revenues	$54	$52	$35

Net interest margin	$38	$33	$15
Selling and administrative expenses	4	3	3
Provision for losses	—	—	—

Segment income	$34	$30	$12

Structured Capital segment income increased $4 million in 2005 principally due to a $5 million increase in net interest margin. The increase in net interest margin reflected revenues on $71 million of higher average finance receivables ($5 million), and improved borrowing costs ($6 million), partially offset by lower relative receivable pricing ($5 million) and lower other income ($2 million). Other income decreased largely due to lower prepayment income in 2005 ($3 million).

The increase in Structured Capital segment income in 2004 was the result of a higher net interest margin, primarily reflecting higher prepayment income ($10 million) and a $79 million increase in average finance receivables ($5 million).

Other Segment

	2005	2004	2003
	(In millions)

Revenues	$21	$34	$78

Net interest margin	$8	$15	$48
Selling and administrative expenses	28	33	41
Provision for losses	13	5	38

Segment loss	$(33)	$(23)	$(31)

The increase in Other segment loss reflected lower net interest margin ($7 million) and an increase in provision for losses ($8 million), partially offset by lower selling and administrative expenses ($5 million), resulting from portfolio liquidation. The decrease in net interest margin largely reflects lower average finance receivables as a result of the continued liquidation of the portfolio and lower prepayment income in the media and franchise portfolios, partially offset by a reduction in other asset impairment charges as compared to 2004. The increase in provision for losses reflects an increase in specific reserves related to one account in the syndicated bank loan portfolio and one account in the media finance portfolio.

The improvement in Other segment loss in 2004 as compared to 2003 was primarily the result of a significantly lower provision for losses and a decline in selling and administrative expenses, partially offset by a lower net interest margin. The decrease in the provision for losses reflects a declining level of nonperforming assets and delinquencies within the portfolio and a decrease in finance receivables during the year of $303 million. The lower net interest margin reflects the continued liquidation of the finance receivables within these non-core businesses through portfolio sales, prepayments and collections, and lower other income primarily due to impairment charges related to equity investments resulting from the disposition of two syndicated bank loans ($10 million).

Income from Continuing Operations

Income from continuing operations increased by $20 million (21%) to $114 million in 2005. The increase was primarily due to a reduction in provision for losses ($29 million) as a result of improved portfolio quality, higher net interest margin ($18 million), partially offset by higher selling and administrative expenses ($15 million), as a result of growth in average managed finance receivables and higher employee salaries and benefits expense. The increase in employee salaries and benefits expense is the result of portfolio growth, increased performance-based compensation tied to the Company’s improved profitability, pension costs and stock option expense. The effective tax rate in 2005 compared to 2004 was relatively unchanged.

Income from continuing operations of $94 million for 2004 was $15 million or 19% higher than 2003. The increase was due to a lower loss provision ($23 million), a decrease in operating expenses ($3 million) and a decrease in special charges ($6 million), partially offset by a higher effective tax rate ($1 million) and lower interest margin ($10 million).

Discontinued Operations

Loss from discontinued operations, net of income taxes was $3 million in 2005. The loss relates to a revision to the estimated fair value of the guarantee associated with the loss sharing agreement recorded upon the sale of the small business direct portfolio in 2003.

New Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140.” The FSP specifies criteria that must be met for a derivative financial instrument to pertain to beneficial interests issued in a qualifying special-purpose-entity (“qualifying SPE”). FASB Statement 140 limits the notional amount of derivatives issued in a qualifying SPE to the amount of the beneficial interest held by parties other than the transferor, but did not specifically address whether a qualifying SPE would become disqualified if the derivative notional amount becomes greater than the beneficial interests due to unexpected events subsequent to the inception of the qualifying SPE. The FSP clarifies that subsequent events outside the control of the transferor would not impair the qualified status of the qualifying SPE. At December 31, 2005, qualifying SPE’s in which Textron Financial has retained interests, comply with the provisions set forth in FASB Statement 140 related to the issuance of derivative financial instruments.

Forward-looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other nonhistorical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies and (k) performance of acquisitions.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

For information regarding Textron Financial’s Quantitative and Qualitative Disclosure about Market Risk, see “Risk Management” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity,” in Item 7 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements of Textron Financial Corporation and has issued an attestation report on our assessment of the effectiveness of Textron Financial Corporation’s internal control over financial reporting as of December 31, 2005, as stated in its reports, which are included herein.

We conduct our business in accordance with the standards outlined in the Textron Business Conduct Guidelines, which is communicated to all employees. Honesty, integrity and high ethical standards are the core values of how we conduct business. Textron Financial Corporation prepares and carries out an annual Compliance Plan to ensure these values and standards are maintained. Our internal control structure is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, an internal audit function, and the selection and training of qualified personnel. Textron Financial Corporation’s management is responsible for implementing effective internal control systems and monitoring their effectiveness, as well as developing and executing an annual internal control plan.

/s/  Ted R. French
Ted R. French
Chairman and Chief Executive Officer

February 13, 2006

/s/  Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and
Chief Financial Officer

February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Textron Financial Corporation

We have audited management’s assessment, included in the accompanying Report of Management, that Textron Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Textron Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Financial Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, cash flows and changes in shareholder’s equity for each of the three years in the period ended December 31, 2005 of Textron Financial Corporation and our report dated February 13, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Textron Financial Corporation

We have audited the accompanying consolidated balance sheets of Textron Financial Corporation (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, cash flows and changes in shareholder’s equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 31, 2005 and January 1, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Financial Corporation’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 13, 2006

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended December 31, 2005

	2005	2004	2003
	(In millions)

Finance charges and discounts	$464	$369	$404
Rental revenues on operating leases	32	29	29
Securitization gains	49	56	43
Other income	83	91	96

Total revenues	628	545	572
Interest expense	218	154	171
Depreciation of equipment on operating leases	19	18	18

Net interest margin	391	373	383
Selling and administrative expenses	191	176	179
Provision for losses	29	58	81
Special charges	—	—	6

Income from continuing operations before income taxes and distributions on preferred securities	171	139	117
Income taxes	57	45	37
Distributions on preferred securities, net of income taxes	—	—	1

Income from continuing operations	114	94	79
(Loss) income from discontinued operations, net of income taxes	(3)	—	1

Net income	$111	$94	$80

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2005	2005
	(In millions)

Assets
Cash and equivalents	$10	$127
Finance receivables, net of unearned income:
Distribution finance receivables	1,654	1,026
Revolving loans	1,633	1,402
Installment contracts	1,374	1,455
Golf course and resort mortgages	1,020	1,005
Leveraged leases	569	539
Finance leases	513	410

Total finance receivables	6,763	5,837
Allowance for losses on finance receivables	(96)	(99)

Finance receivables — net	6,667	5,738
Equipment on operating leases — net	231	237
Goodwill	169	169
Other assets	364	467

Total assets	$7,441	$6,738

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$499	$453
Amounts due to Textron Inc.	11	14
Deferred income taxes	461	453
Debt	5,420	4,783

Total liabilities	6,391	5,703

Shareholder’s equity
Capital surplus	574	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	5	1
Retained earnings	496	485

Total shareholder’s equity	1,050	1,035

Total liabilities and shareholder’s equity	$7,441	$6,738

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended December 31, 2005

		2004	2003
		(Revised —	(Revised —
	2005	See Note 1)	See Note 1)
	(In millions)

Cash flows from operating activities:
Net income	$111	$94	$80
Loss (income) from discontinued operations	3	—	(1)

Income from continuing operations	114	94	79
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses	29	58	81
Increase (decrease) in accrued interest and other liabilities	35	(110)	82
Depreciation	34	36	34
Amortization	12	10	11
Net noncash gains on securitizations and syndications	2	2	(15)
Deferred income tax provision	7	69	(29)
Other — net	14	2	(1)

Net cash provided by operating activities of continuing operations	247	161	242
Net cash (used) provided by operating activities of discontinued operations	(3)	—	27

Net cash provided by operating activities	244	161	269
Cash flows from investing activities:
Finance receivables originated or purchased	(10,940)	(10,617)	(9,824)
Finance receivables repaid	9,560	9,359	8,793
Proceeds from receivable sales, including securitizations	383	394	1,162
Other investments	26	72	105
Proceeds from disposition of operating leases and other assets	93	126	110
Other capital expenditures	(9)	(12)	(17)
Purchase of assets for operating leases	(63)	(78)	(56)

Net cash (used) provided by investing activities of continuing operations	(950)	(756)	273
Net cash provided by investing activities of discontinued operations	—	—	234

Net cash (used) provided by investing activities	(950)	(756)	507
Cash flows from financing activities:
Principal payments on long-term debt	(677)	(1,201)	(1,311)
Proceeds from issuance of long-term debt	1,482	770	1,237
Net (decrease) increase in commercial paper	(102)	792	(290)
Net decrease in other short-term debt	(4)	(5)	(21)
Redemption of junior subordinated debentures	—	(26)	—
Proceeds from issuance of nonrecourse debt	72	179	199
Principal payments on nonrecourse debt	(84)	(77)	(63)
Decrease in amounts due to Textron Inc.	—	—	(1)
Capital contributions from Textron Inc.	9	9	9
Dividends paid to Textron Inc.	(109)	(80)	(114)

Net cash provided (used) by financing activities of continuing operations	587	361	(355)
Net cash used by financing activities of discontinued operations	—	—	(86)

Net cash provided (used) by financing activities	587	361	(441)
Effect of exchange rate changes on cash	2	4	1

Net cash (used) provided by continuing operations	(114)	(230)	161
Net cash (used) provided by discontinued operations	(3)	—	175

Net (decrease) increase in cash and equivalents	(117)	(230)	336
Cash and equivalents at beginning of year	127	357	21

Cash and equivalents at end of year	$10	$127	$357

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For each of the three years in the period ended December 31, 2005

		Investment	Accumulated
		in Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance December 28, 2002	$574	$(25)	$(15)	$487	$1,021
Comprehensive income:
Net income	—	—	—	80	80
Other comprehensive income:
Foreign currency translation	—	—	2	—	2
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	15	—	15
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	13	—	13

Comprehensive income	—	—	—	—	93
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(105)	(114)

Balance January 3, 2004	574	(25)	(2)	462	1,009
Comprehensive income:
Net income	—	—	—	94	94
Other comprehensive income:
Foreign currency translation	—	—	10	—	10
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(3)	—	(3)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	3	—	3

Comprehensive income	—	—	—	—	97
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(71)	(80)

Balance January 1, 2005	574	(25)	1	485	1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	—	—
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	$574	$(25)	$5	$496	$1,050

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (Textron Financial or the Company) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Aircraft Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters and other general aviation aircraft. Asset-Based Lending provides asset-based loans to middle-market companies in several industries, and provides factoring arrangements primarily for freight companies. Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Resort Finance primarily extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory. Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial is a subsidiary of Textron Inc. (Textron), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 31, 2005 and January 1, 2005, 19% of and 21% Textron Financial’s total managed finance receivables were related to the financing of Textron’s products, respectively. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Textron Financial and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

In 2005, Textron Financial has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. Prior periods have been revised to conform to this presentation.

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

Other Income

Other income includes syndication gains on the sale of loans and leases, late charges, prepayment gains, servicing fees, residual gains, investment income and other miscellaneous fees, which are primarily recognized as income when received. It also includes earnings on retained interests in securitizations including interest on seller certificates and cash reserve accounts as well as the accretable yield on interest-only securities.

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

Provisions for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover existing losses in the owned finance receivable portfolio, based on management’s evaluation and analysis of this portfolio.

Finance receivables are charged off when they are deemed uncollectible. Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may differ from actual results.

Equipment on Operating Leases

Income from operating leases is recognized in equal amounts over the lease terms. The costs of such assets are capitalized and depreciated to estimated residual values using the straight-line method over the estimated useful life of the asset or the lease term.

Goodwill

Management evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances, such as declines in interest margin, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flow is based on the businesses’ strategic plans and long-range planning forecasts.

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $1.9 million, $1.1 million and $0.6 million in 2005, 2004 and 2003, respectively. The cost of the defined benefit pension plan amounted to approximately $9.5 million, $7.7 million and $6.6 million in 2005, 2004 and 2003, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Income Taxes

Textron Financial’s revenues and expenses are included in Textron’s consolidated tax return. Textron Financial’s current tax expense reflects statutory U.S. tax rates applied to taxable income or loss included in Textron’s consolidated returns.

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax rates expected to be in effect when such amounts are expected to be realized or settled.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. The Company’s retained interests are subordinate to other investors’ interests in the securitizations. Gain or loss on the sale of the loans or leases depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value as a component of Other assets on Textron Financial’s Consolidated Balance Sheets. The Company estimates fair values based on the present value of future cash flows expected under management’s best estimates of key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the Company’s retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses.

Textron Financial does not provide legal recourse to third-party investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained interest-only securities, seller certificates and cash reserve accounts.

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

Textron Financial recognizes the net interest differential on interest rate exchange agreements as adjustments to finance income or interest expense to correspond with the hedged positions. In the event of an early termination of a derivative financial instrument, the Company defers the gain or loss in Other comprehensive income until it recognizes the hedged transaction in earnings.

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At December 31, 2005, the Company’s largest single counterparty credit exposure was $10 million.

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

  Share-Based Compensation

Textron Financial participates in Textron Inc.’s 1999 Long-Term Incentive Plan (the “Plan”). The Plan awards employees options to purchase Textron shares and restricted stock. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123-R requires companies to measure compensation expense for share-based payments to employees, including stock options, at fair value and expense such compensation over the service period beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the transition date for companies to the first fiscal year beginning after June 15, 2005, effectively delaying Textron’s required adoption of SFAS No. 123-R until the first quarter of 2006. Textron elected to adopt SFAS No. 123-R in the first quarter of 2005 using the modified prospective method. In connection with the adoption of this standard, the compensation expense recognized related to Textron Financial employees in 2005 was $2.1 million.

  New Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS 140-2, “Clarification of the Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140.” The FSP specifies criteria that must be met for a derivative financial instrument to pertain to beneficial interests issued in a qualifying special-purpose-entity (“qualifying SPE”). FASB Statement 140 limits the notional amount of derivatives issued in a qualifying SPE to the amount of the beneficial interest held by parties other than the transferor, but did not specifically address whether a qualifying SPE would become disqualified if the derivative notional amount becomes greater than the beneficial interests due to unexpected events subsequent to the inception of the qualifying SPE. The FSP clarifies that subsequent events outside the control of the transferor would not impair the qualified status of the qualifying SPE. At December 31, 2005, qualifying SPE’s, in which Textron Financial has retained interests, comply with the provisions set forth in FASB Statement 140 related to the issuance of derivative financial instruments.

NOTE 2 Other Income

	2005	2004	2003
	(In millions)

Servicing fees	$32	$32	$32
Investment income	12	13	11
Prepayment gains	6	16	14
Late charges	5	7	9
Syndication income	2	8	10
Other	26	15	20

Total other income	$83	$91	$96

The Other component of Other income includes commitment fees, residual gains, gains from asset sales, excluding syndications, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

NOTE 3 Special Charges

During the fourth quarter of 2003, the Company’s management performed a strategic review of its operations and committed to a plan to restructure the operations within its corporate headquarters and within each of two core segments — Asset-Based Lending and Resort Finance. As a result of the restructuring program, two facilities were closed, 85 employees were terminated and the Company recorded a restructuring charge of $6 million. As of January 3, 2004, Textron Financial paid severance related benefits and other expenses of $2 million and utilized $1 million in fixed asset impairments, leaving a reserve balance of $3 million. Textron Financial paid the remaining restructuring costs in 2004.

NOTE 4 Discontinued Operations

On December 19, 2003, the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. Due to the nature of the loss sharing agreement, there is no maximum guarantee amount related to the remaining $380 million portfolio. The Company originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. As of December 31, 2005, the Company has reimbursed the purchaser a total of $4 million under this agreement and has recorded an additional $4 million liability based on revisions to the estimated fair value of the guarantee. These revisions reflect management’s best estimate of the amounts potentially reimbursable to the purchaser based on historical loss experience and the estimated attrition of the portfolio. At December 31, 2005, the Company has a $13 million liability recorded in Accrued interest and other liabilities.

Operating results for discontinued operations are as follows:

	2005	2004	2003
	(In millions)

Revenues	$—	$—	$46
(Loss) income from discontinued operations, before income taxes	$(4)	$—	$2
Income tax benefit (expense)	1	—	(1)

Net (loss) income from discontinued operations	$(3)	$—	$1

NOTE 5 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $7 million in 2005 and $6 million in both 2004 and 2003, and operating lease revenues of $26 million in 2005, $24 million in 2004, and $22 million in 2003. Textron Financial paid Textron $0.8 billion in 2005 and $0.9 billion in both 2004 and 2003, relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $41 million, $77 million, and $56 million, respectively, for the purchase of equipment on operating leases. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $252 million at December 31, 2005 and $330 million at January 1, 2005, and operating leases of $162 million at December 31, 2005 and $136 million at January 1, 2005, were subject to recourse to Textron or due from Textron.

Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $11 million at December 31, 2005 and $14 million at January 1, 2005 under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. In addition, Textron has amended its credit facility to permit Textron Financial to borrow under this facility. Textron Financial had not utilized this facility at December 31, 2005.

Textron has also agreed to cause Textron Financial’s pre-tax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder’s equity to be no less than $200 million. No related payments were required for 2005, 2004, or 2003.

The Company had federal and state income taxes payable of $23 million at December 31, 2005 and income taxes receivable of $7 million at January 1, 2005. These accounts are settled with Textron as Textron manages its consolidated federal and state tax position.

NOTE 6 Finance Receivables

  Contractual Maturities

The contractual maturities of finance receivables outstanding at December 31, 2005, were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In millions)

Distribution finance receivables	$1,057	$428	$49	$3	$117	$—	$1,654
Revolving loans	676	205	303	211	123	115	1,633
Installment contracts	252	167	171	146	125	513	1,374
Golf course and resort mortgages	193	146	160	121	158	242	1,020
Leveraged leases	7	(11)	71	37	(4)	469	569
Finance leases	165	80	96	66	47	59	513

Total finance receivables	$2,350	$1,015	$850	$584	$566	$1,398	$6,763

Finance receivables often are repaid or refinanced prior to contractual maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections.

Installment contracts and finance leases have initial terms generally ranging from two to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term have been classified as Installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts presented above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $751 million and $164 million, respectively, at December 31, 2005, and $708 million and $136 million, respectively, at January 1, 2005. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $150 million in 2006, $125 million in 2007, $109 million in 2008, $108 million in 2009, $81 million in 2010 and $178 million thereafter.

Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivable, pools of residential and recreational land loans and the underlying real property.

Golf course mortgages have initial terms generally ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages, totaling $871 million, consist of loans with an average balance of $3.4 million and a weighted average remaining contractual maturity of five years. Resort mortgages, totaling $149 million, consist of loans with an average balance of $3.5 million and a weighted average remaining contractual maturity of two years.

Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and Distribution finance receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2005, such cash turnover was 5.3 times contractual maturities.

Leveraged leases are secured by the ownership of the leased equipment and real property. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity. Leveraged leases have initial terms up to approximately 30 years.

Concentrations

Textron Financial’s finance receivables are diversified across geographic region, borrower industry and type of collateral. The Company does not track revenues by geographic region. As an alternative, the Company believes managed finance receivables by geographic location is a more meaningful concentration measurement. Textron Financial’s geographic concentrations (as measured by managed finance receivables) were as follows:

	2005		2004
	(Dollars in millions)

United States:
Southeast	$2,311	26%	$2,148	26%
West	1,661	19%	1,548	19%
Midwest	1,277	14%	1,100	14%
Southwest	1,249	14%	1,041	13%
Mideast	924	10%	904	11%
Northeast	304	3%	300	4%

Total United States	$7,726	86%	$7,041	87%

Canada	400	4%	258	3%
South America	283	3%	260	3%
Mexico	237	3%	220	3%
Other international	349	4%	356	4%

Total managed finance receivables	$8,995	100%	$8,135	100%

Textron Financial’s industry concentrations (as measured by managed finance receivables) were as follows:

	2005		2004
	(Dollars in millions)

General Aviation	$1,691	19%	$1,611	20%
Golf	1,550	17%	1,442	18%
Resort	1,135	13%	1,176	14%
Recreational vehicles	761	8%	408	5%
Manufactured housing	544	6%	517	6%
Transportation	504	6%	418	5%
Outdoor power equipment	294	3%	264	3%
Information technology equipment	210	2%	286	4%
Real estate	186	2%	152	2%
Automobiles	181	2%	—	—
Other	1,939	22%	1,861	23%

Total managed finance receivables	$8,995	100%	$8,135	100%

Leveraged Leases

	2005	2004
	(In millions)

Rental receivable	$1,763	$1,800
Nonrecourse debt	(1,243)	(1,255)
Estimated residual values of leased assets	311	286
Less unearned income	(262)	(292)

Investment in leveraged leases	569	539
Deferred income taxes	(349)	(358)

Net investment in leveraged leases	$220	$181

Approximately 27% of Textron Financial’s investment in leveraged leases is collateralized by real estate.

The components of income from leveraged leases were as follows:

	2005	2004	2003
	(In millions)

Income recognized	$33	$31	$27
Income tax expense	(11)	(10)	(8)

Income from leveraged leases	$22	$21	$19

Finance Leases

	2005	2004
	(In millions)

Total minimum lease payments receivable	$457	$383
Estimated residual values of leased equipment	241	205

	698	588
Unearned income	(185)	(178)

Net investment in finance leases	$513	$410

Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $99 million in 2006, $87 million in 2007, $67 million in 2008, $37 million in 2009, $11 million in 2010 and $156 million thereafter.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may differ from actual results.

	2005	2004
	(In millions)

Nonaccrual finance receivables	$89	$119

Impaired nonaccrual finance receivables (included in nonaccrual finance receivables above)	$67	$85
Impaired accrual finance receivables	36	58

Total impaired finance receivables	$103	$143

Impaired finance receivables with identified reserve requirements	$53	$48
Allowance for losses on finance receivables related to impaired loans	$18	$16

The average recorded investment in impaired nonaccrual finance receivables were $78 million in 2005 compared to $94 million in 2004. The average recorded investment in impaired accrual finance receivables amounted to $35 million and $51 million in 2005 and 2004, respectively.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $11 million, $15 million and $16 million for 2005, 2004 and 2003, respectively. No finance charges were recognized using the cash basis method.

Captive finance receivables with recourse that were 90 days or more delinquent amounted to $8 million, $31 million and $41 million at the years ended 2005, 2004 and 2003, respectively, and were 3.3%, 9.3% and 9.6% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $2 million, $3 million and $6 million for years ended 2005, 2004 and 2003, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At December 31, 2005, these leases had an outstanding balance of $70 million. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

Allowance for Losses on Finance Receivables

The following table presents changes in the Allowance for losses on finance receivables.

	2005	2004	2003
	(In millions)

Balance at beginning of year	$99	$119	$145
Provision for losses	29	58	81
Charge-offs	(49)	(95)	(131)
Recoveries	17	16	14
Acquisitions and other	—	1	10

Balance at end of year	$96	$99	$119

Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	2005	2004
	(In millions)

Total managed and serviced finance receivables	$9,915	$9,268
Third-party portfolio servicing	(509)	(606)
Nonrecourse participations	(383)	(488)
SBA sales agreements	(28)	(39)

Total managed finance receivables	8,995	8,135
Securitized receivables	(2,124)	(2,032)
Other managed finance receivables	(108)	(266)

Owned receivables	$6,763	$5,837

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

Other managed finance receivables represent the rental streams related to equipment lease portfolios sold to a third-party financial institution, which continue to be serviced and managed by Textron Financial. The Company has a contingent recourse liability related to these portfolios, which minimizes the purchaser’s exposure to credit loss and prepayment risk. The maximum liability at December 31, 2005 was $42 million. The Company recorded a gain upon the sale of the portfolios net of the valuation of the recourse liability based on annual credit loss and prepayment rates of .25% and 7.5%, respectively. An instantaneous 20% adverse change in these rates would have an insignificant impact on the valuation of this recourse liability.

In connection with the sale of a note receivable in 2005, the Company indemnified the purchaser against potential losses in limited circumstances. The maximum potential exposure of the indemnity is estimated to be $29 million, but due to the extremely low probability of occurrence and several other mitigating factors, including a specific indemnification from the original note issuer, no significant fair value has been attributed to the indemnity.

Owned receivables include approximately $189 million of finance receivables that were unfunded at December 31, 2005, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

NOTE 7 Receivable Securitizations

During 2005, the Company securitized general aviation loans, distribution finance receivables (dealer financing arrangements), vacation interval loans (timeshare notes receivable), and a golf course mortgage loan included in the Other category below. The following disclosures do not include detail regarding securitizations in the Other category, as the carrying value of these retained interests total $8 million at December 31, 2005. The Company recognized net pre-tax gains as follows:

	2005	2004	2003
	(In millions)

Distribution finance receivables	$40	$48	$28
General aviation loans	6	7	5
Vacation interval loans	1	1	7
Other	2	—	3

Total pre-tax gains on securitizations	$49	$56	$43

These gains represent estimates of the cash flows to be received from the Company’s retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only strips, subordinate seller certificates, cash reserve accounts and rights to receive servicing fees, which range from 75 to 150 basis points. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company’s cash flows is subject to the performance of the receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company’s other assets and liabilities for failure of debtors to pay when due. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2005 were as follows:

	General	Distribution	Vacation
	Aviation	Finance	Interval
	Loans	Receivables	Loans

Prepayment speed (annual rate)	24.3%	—	17.5%
Weighted average life (in years)	2.2	0.3	3.2
Expected credit losses (annual rate)	0.5%	0.4%	—
Residual cash flows discount rate	7.1%	9.2%	7.8%

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in these assumptions are as follows:

	General	Distribution	Vacation
	Aviation	Finance	Interval
	Loans	Receivables	Loans
	(Dollars in millions)

Carrying amount of retained interests in securitizations — net	$82	$107	$10
Weighted average life (in years)	2.3	0.3	2.1

Prepayment speed (annual rate)	25%	—	15%

10% adverse change	(1)	—	—
20% adverse change	(3)	—	—

Expected credit losses (annual rate)	0.3%	0.4%	—

10% adverse change	(2)	(1)	—
20% adverse change	(3)	(1)	—

Residual cash flows discount rate	5.4%	9.3%	5.8%

10% adverse change	(1)	—	—
20% adverse change	(1)	—	—

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in one factor may result in another that may magnify or counteract the analysis’ losses, such as increases in market interest rates may result in lower prepayments and increased credit losses. Adverse changes in credit loss rates in the vacation interval securitized portfolio typically do not significantly impact the value of Textron Financial’s retained interests as the Company does not hold the most subordinate interests in the loans sold. Resort developers, who originate the loan portfolio sold, typically hold both an interest-only strip and a seller certificate, which are subordinate to the interests of Textron Financial and absorb all but severe changes in these credit loss rates.

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. At December 31, 2005, static pool losses related to term securitizations in the general aviation loan portfolio are as follows:

	Year Securitized
	2001	2000

Static pool loss rate	1.0%	0.8%

These loss rates relate to 14% ($98 million) of the total securitized general aviation loans. Static pool losses are not calculated by the Company for revolving period securitizations, which encompass the majority of the securitized portfolio outstanding, as receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

Historical loss and delinquency amounts for Textron Financial’s securitized portfolio and all similarly managed owned receivables for the year ended December 31, 2005, were as follows:

	Total	Aggregate
	Principal	Contract				Credit
	Amount	Value 60				Losses
	of Loans	Days or More	60+ Days	Average	Net Credit	Annual
Type of Finance Receivable	and Leases	Past Due	Delinquency	Balances	Losses	Rate
	At December 31, 2005			Year-Ended December 31, 2005
	(Dollars in millions)

General aviation loans	$1,664	$19	1.1%	$1,621	$3	0.2%
Distribution finance receivables	2,993	1	—	2,561	10	0.4%
Vacation interval loans	224	2	0.7%	242	1	0.6%

Total loans held and securitized	$4,881	$22		$4,424	$14

Consisting of:
Loans held in portfolio	$2,582	13
Loans securitized	2,299	9

Total loans held and securitized	$4,881	$22

Data presented above for vacation interval loans represents only the securitized portfolio. This portfolio is originated by resort developers and serviced by the Company. Textron Financial does not directly own similar assets. Credit losses reported in the above table are charged against the resort developers’ retained interests, which are subordinate to Textron Financial’s retained interests.

The table below summarizes certain cash flows received from and paid to securitization trusts during the years ended December 31, 2005 and January 1, 2005, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations.

	2005	2004
	(In millions)

Proceeds from securitizations	$361	$394
Servicing fees received	28	26
Cash flows received on retained interests	64	70
Cash paid for loan repurchases	26	20

NOTE 8 Equipment on Operating Leases

	2005	2004
	(In millions)

Equipment on operating leases, at cost:
Aircraft.	$250	$224
Golf cars	27	36
Other	—	14
Accumulated depreciation:
Aircraft.	(40)	(29)
Golf cars	(6)	(7)
Other	—	(1)

Equipment on operating leases — net	$231	$237

Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at December 31, 2005 are $24 million in 2006, $19 million in 2007, $14 million in 2008, $12 million in 2009, $12 million in 2010 and $28 million thereafter.

NOTE 9 Goodwill

Goodwill totaled $110 million in the Resort Finance segment, $43 million in the Asset-Based Lending segment and $16 million in the Aircraft Finance segment at both December 31, 2005 and January 1, 2005.

NOTE 10 Other Assets

	2005	2004
	(In millions)

Retained interests in securitizations	$208	$233
Other long-term investments	53	64
Fixed assets — net	33	41
Repossessed assets and properties	22	21
Investment in equipment residuals	10	13
Other	38	95

Total other assets	$364	$467

Textron Financial reviews all Other assets for potential impairment on a periodic basis. As a result of these reviews, the Company recorded impairment charges in other income of $1 million and $5 million on Retained interests in securitizations in 2005 and 2004, respectively, and $4 million and $13 million on Other long-term investments in 2005 and 2004, respectively.

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

Interest-only securities within retained interest in securitizations were $66 million and $62 million at December 31, 2005 and January 1, 2005, respectively.

The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

NOTE 11 Debt and Credit Facilities

	2005	2004
	(In millions)

Short-term debt:
Commercial paper	$1,187	$1,289
Other short-term debt	13	18

Total short-term debt	1,200	1,307
Long-term debt:
Fixed rate notes
Due 2005 (weighted average rate of 5.59%)	—	181
Due 2006 (weighted average rates of 3.04% and 3.04%, respectively)	519	519
Due 2007 (weighted average rates of 5.54% and 5.55%, respectively)	813	808
Due 2008 (weighted average rates of 4.12% and 4.39%, respectively)	603	42
Due 2009 (weighted average rates of 5.87% and 5.87%, respectively)	542	542
Due 2010 and thereafter (weighted average rates of 4.62% and 4.66%, respectively)	783	268
Variable rate notes
Due 2005 (weighted average rate of 3.24%)	—	475
Due 2006 (weighted average rates of 4.78% and 2.81%, respectively)	516	466
Due 2007 (weighted average rates of 4.93% and 3.15%, respectively)	275	175
Due 2008 (weighted average rate of 4.38%)	220	—

Long-term debt	4,271	3,476
Unamortized discount	(4)	(3)
Fair value adjustments	(47)	3

Total long-term debt	4,220	3,476

Total debt	$5,420	$4,783

As part of its commercial paper program, the Company has a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. These lines of credit total $1.5 billion, of which $500 million expires in July 2006 and $1.0 billion expires in 2010. The $500 million facility includes a one-year term out option, effectively extending its expiration into 2007. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $300 million at December 31, 2005, compared to $187 million at January 1, 2005. Textron Financial is also permitted to borrow under Textron’s $1.3 billion revolving credit facility, which expires in 2010. At December 31, 2005, $1.2 billion of the Textron facility was not reserved as support for outstanding commercial paper or letters of credit. Textron Financial has an uncommitted credit facility of CAD 50 million, of which CAD 41 million remained unused at December 31, 2005. The Company also maintains an AUD 50 million committed credit facility that expires in 2007, which remained unused at December 31, 2005. Textron Financial also has a $25 million multi-currency committed credit facility, of which $20 million remained unused at December 31, 2005. This facility expires in July 2006.

The weighted average interest rates on short-term borrowings at year-end were as follows:

	2005	2004	2003

Commercial paper	4.38%	2.39%	1.23%
Other short-term debt	4.31%	5.50%	3.55%

The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding. The combined weighted-average interest rates on these borrowings during the last three years were 3.32% in 2005, 1.71% in 2004, and 1.47% in 2003.

The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.1 billion and $2.2 billion at December 31, 2005 and January 1, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. The weighted-average rate of these interest rate exchange agreements was 3.99% and 2.79% at December 31, 2005 and January 1, 2005, respectively.

Interest on Textron Financial’s variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements, during the last three years were 4.06% in 2005, 2.61% in 2004, and 2.47% in 2003. In addition, Textron Financial had $200 million of interest rate exchange agreements at both December 31, 2005 and January 1, 2005, related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 3.42%.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The amount of debt issued by these qualified special purpose trusts was $2.0 billion and $1.9 billion at December 31, 2005 and January 1, 2005, respectively.

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

The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company’s lending agreements. At December 31, 2005, $384 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%).

Cash payments made by Textron Financial for interest were $204 million in 2005, $157 million in 2004 and $182 million in 2003.

NOTE 12 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2005 and 2004.

In order to mitigate exposure to changes in the fair value of its fixed rate portfolios of receivables and debt due to fluctuations in interest rates, the Company enters into interest rate exchange agreements, which convert its fixed rate cash flows to floating rate cash flows. The Company has designated these instruments as fair value hedges. Changes in the fair value of these instruments are recorded in Finance charges and discounts and Interest expense related to hedges of receivables and debt, respectively, and the corresponding offsetting changes in value in the hedged receivables and debt are also recorded in Finance charges and discounts and Interest expense. At December 31, 2005, the Company had interest rate exchange agreements with a fair value liability of $43.0 million designated as fair value hedges, compared to a fair value asset of $10.8 million at January 1, 2005.

During 2004, the Company entered into interest rate exchange agreements to convert variable rate debt to fixed rate debt to mitigate its risk to variability in the cash flows attributable to certain future interest payments. The Company has designated these instruments as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At December 31, 2005, the Company had interest rate exchange agreements with a fair value of $3.6 million, compared to a fair value of $1.3 million at January 1, 2005.

The Company expects $2.1 million of net of tax deferred gains to be reclassified to earnings related to these hedge relationships in 2006.

Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which are caused by fluctuations in interest rates. The combination of these instruments convert net residual floating rate cash flows expected to be received by the Company as a result of the securitization trust’s assets, liabilities and derivative instruments to fixed rate cash flows and are designated as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At December 31, 2005, these instruments had a fair value liability of $5.2 million, compared to a fair value liability of $7.8 million at January 1, 2005. The Company expects approximately $0.2 million of net of tax deferred gains to be reclassified to earnings related to these hedge relationships in 2006.

At December 31, 2005, the Company had $4.3 million of net of tax deferred losses recorded in Other comprehensive income related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed rate debt and were terminated upon issuance of the debt. The Company is amortizing the deferred losses into Interest expense over the remaining life of the hedged debt of 26 months and expects approximately $1.9 million of net deferred losses to be reclassified to earnings in 2006.

The Company also utilizes foreign currency interest rate exchange agreements to hedge its exposure, in a Canadian dollar functional currency subsidiary, to changes in the fair value of $60 million U.S. dollar denominated fixed rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker’s Acceptance rates. The Company has designated these agreements as fair value hedges and records changes in the fair value of these instruments, as well as the corresponding changes in the fair value of the debt being hedged in Interest expense. At December 31, 2005, these instruments had a fair value liability of $9.4 million, compared to a fair value liability of $6.4 million at January 1, 2005.

In relation to one of the Company’s asset-backed securitizations, Textron Financial enters into back-to-back interest rate exchange agreements with both third-party financial institutions and commercial customers of the Resort Finance Segment. These instruments are designed to have an equal and offsetting impact to the Company and transfer the risk of differences between actual and scheduled cash flows related to the receivables sold from the financial institution to the commercial customers who originated the loan contracts sold. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction rather than mitigate interest rate risk to the Company, they are not designated in hedging relationships. These instruments had no significant impact to the Company’s earnings in 2005, as gains and losses on these back-to-back interest rate exchange agreements offset.

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

NOTE 14 Investment in Parent Company Preferred Stock

On April 12, 2000, Textron made a $25 million noncash capital contribution to Textron Financial consisting of all of the outstanding shares of Textron Funding Corporation (Textron Funding), a related corporate holding company. Textron Funding’s only asset is 1,522 shares of Textron Inc. Series D cumulative preferred stock, bearing an annual dividend yield of 5.92%. The preferred stock, which has a face value of $152 million, is carried at its original cost of $25 million and is presented in a manner similar to treasury stock for financial reporting purposes. Dividends on the preferred stock are treated as additional capital contributions from Textron.

NOTE 15 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is summarized as follows:

		Deferred
	Foreign	Gains	Deferred
	Currency	(Losses) on	Gains
	Translation	Hedge	(Losses) on
	Adjustment	Contracts	Securities	Total
	(In millions)

Balance December 28, 2002	$(4)	$(21)	$10	$(15)
Foreign currency translation	2	—	—	2
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2 million	—	3	—	3
Net deferred gain on hedge contracts, net of income taxes of $7 million	—	12	—	12
Net deferred loss on interest-only securities, net of income tax benefit of $2 million	—	—	(4)	(4)

Balance January 3, 2004	(2)	(6)	6	(2)
Foreign currency translation	10	—	—	10
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2 million	—	4	—	4
Net deferred loss on hedge contracts, net of income tax benefit of $4 million	—	(7)	—	(7)
Net deferred loss on interest-only securities, net of income tax benefit of $3 million	—	—	(4)	(4)

Balance January 1, 2005	8	(9)	2	1
Foreign currency translation	(1)	—	—	(1)
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $3 million	—	5	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $2 million	—	(5)	—	(5)
Net deferred gain on interest-only securities, net of income taxes of $2 million	—	—	5	5

Balance December 31, 2005	$7	$(9)	$7	$5

NOTE 16 Income Taxes

Income from continuing operations before income taxes and distributions on preferred securities:

	2005	2004	2003
	(In millions)

United States	$168	$134	$110
Foreign	3	5	7

Total	$171	$139	$117

The components of income taxes were as follows:

	2005	2004	2003
	(In millions)

Current:
Federal	$39	$(20)	$54
State	5	(7)	11
Foreign	6	3	1

Total current income taxes	$50	$(24)	$66

Deferred:
Federal	$9	$60	$(23)
State	(2)	9	(8)
Foreign	—	—	2

Total deferred income taxes	7	69	(29)

Total income taxes	$57	$45	$37

Cash paid (received) for income taxes was $22 million in 2005, $61 million in 2004 and $(6) million in 2003.

The federal statutory income tax rate was reconciled to the effective income tax rate as follows:

	2005	2004	2003

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes	1.3	1.3	1.9
Tax exempt interest	(1.1)	(0.8)	(0.3)
Favorable tax settlement	—	—	(1.8)
Foreign tax rate differential	(2.7)	(1.5)	(2.1)
Other, net	1.1	(1.5)	(1.0)

Effective income tax rate	33.6%	32.5%	31.7%

The components of Textron Financial’s deferred tax assets and liabilities were as follows:

	2005	2004
	(In millions)

Deferred tax assets:
Allowance for losses	$15	$18
State net operating losses	15	12
Deferred origination fees	9	4
Nonaccrual finance receivables	7	6
Other	33	27

Total deferred tax assets	79	67
Valuation allowance	(7)	(4)

Net deferred tax assets	72	63
Deferred tax liabilities:
Leveraged leases	366	358
Finance leases	85	91
Equipment on operating leases	61	55
Other	21	12

Total deferred tax liabilities	533	516

Net deferred tax liabilities	$461	$453

At December 31, 2005, Textron Financial had state net operating loss carryforwards of approximately $536 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2006 through 2025. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that “more likely than not” it will realize the benefit from such carryforwards.

Deferred income taxes have not been provided for the undistributed earnings of foreign subsidiaries, which approximated $82 million at the end of 2005, as management intends to reinvest those earnings for an indefinite period. If foreign subsidiaries’ earnings were distributed, 2005 taxes, net of foreign tax credits, would be increased by approximately $29 million.

NOTE 17 Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair value of Textron Financial’s financial instruments:

  Finance Receivables

The estimated fair values of fixed rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable rate receivables approximated the net carrying value of such receivables. The estimated fair values of individually large balance nonperforming loans were based on discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. Included in the portfolios are the allowance for losses on finance receivables, which represents the credit risk adjustment required to reflect the loan portfolios’ carrying value. The fair values, net of carrying amounts of Textron Financial’s leveraged leases, finance leases and operating leases ($569 million, $513 million and $231 million, respectively, at December 31, 2005, and $539 million, $410 million and $237 million, respectively, at January 1, 2005), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets which are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

  Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreements

The estimated fair value of fixed rate debt and variable rate long-term notes was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of short-term borrowing supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and foreign currency exchange agreements, were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third-party to assume Textron Financial’s obligations under the agreements.

The carrying values and estimated fair values of Textron Financial’s financial instruments for which it is practicable to calculate a fair value are as follows:

	2005	2005	2004	2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

Assets:
Distribution finance receivables	$1,638	$1,637	$1,003	$1,003
Revolving loans	1,613	1,591	1,384	1,352
Installment contracts	1,342	1,297	1,416	1,406
Golf course and resort mortgages	996	990	990	986
Retained interests in securitizations	208	208	233	233
Derivative financial instruments	8	8	69	69

	$5,805	$5,731	$5,095	$5,049

Liabilities:
Total short-term debt	$1,200	$1,200	$1,307	$1,307
Variable rate long-term notes	1,011	1,014	1,116	1,126
Fixed rate long-term debt	3,209	3,209	2,360	2,431
Amounts due to Textron Inc.	11	9	14	12
Retained interests in securitizations	7	7	8	8
Derivative financial instruments	55	55	29	29

	$5,493	$5,494	$4,834	$4,913

NOTE 18 Commitments

Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. Included in the revolving lines of credit at December 31, 2005 are $5 million of commitments where funding is dependent on compliance with customary financial covenants. Advances under the remaining $1,223 million of committed facilities are dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are either floating rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. Since many of the agreements are expected to expire unused, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to borrowers and the credit quality and collateral policies for controlling this risk are similar to those involved in the Company’s normal lending transactions.

The contractual amounts of the Company’s outstanding commitments to extend credit at December 31, 2005, are shown below:

(In millions)

Commitments to extend credit:
Committed revolving lines of credit	$1,228
Loans	9
Standby letters of credit	53

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2012. Rental expense was $7 million in 2005, $7 million in 2004 and $7 million in 2003. Future minimum rental commitments for all noncancelable operating leases in effect at December 31, 2005 approximated $6 million for 2006, $5 million for 2007, $5 million for 2008, $3 million for 2009, $1 million for 2010 and $1 million thereafter. Of these amounts, $1 million is payable to Textron in each of the years 2006 through 2008.

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

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (IRS) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $94 million related to the 1998 through 2001 tax years. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in a pre-tax adjustment to income. Management believes that the proposed IRS adjustments are inconsistent with existing tax law and intends to vigorously defend the Company’s position. The resolution of these issues and the impact on the Company’s financial position and results of operations cannot be reasonably estimated at this time.

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

NOTE 20 Financial Information About Operating Segments

The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance, syndicated bank loans and liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses.

	2005		2004		2003
	(Dollars in millions)

Revenues:
Distribution Finance	$178	28%	$159	29%	$151	26%
Aircraft Finance	107	17%	79	14%	81	14%
Golf Finance	102	16%	80	15%	81	15%
Resort Finance	91	15%	85	16%	87	15%
Asset-Based Lending	75	12%	56	10%	59	10%
Structured Capital	54	9%	52	10%	35	6%
Other	21	3%	34	6%	78	14%

Total revenues	$628	100%	$545	100%	$572	100%

	2005	2004	2003
	(Dollars in millions)

Income (loss) before special charges, income taxes, distributions on preferred securities:(1) (2)
Distribution Finance	$70	$73	$58
Aircraft Finance	32	24	10
Golf Finance	25	16	28
Resort Finance	18	2	26
Asset-Based Lending	25	17	20
Structured Capital	34	30	12
Other	(33)	(23)	(31)

Income from continuing operations before special charges, income taxes and distributions on preferred securities	$171	$139	$123

Special charges	—	—	(6)

Income from continuing operations before income taxes and distributions on preferred securities	$171	$139	$117

Finance assets:(3)
Distribution Finance	$1,710	$1,084	$825
Golf Finance	1,344	1,100	886
Aircraft Finance	1,278	1,217	1,160
Resort Finance	1,155	1,196	1,070
Asset-Based Lending	764	584	468
Structured Capital	704	774	634
Other	332	450	748

Total finance assets	$7,287	$6,405	$5,791

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 21 Quarterly Financial Data (Unaudited)

	First
	Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
	(In millions)

Revenues	$141	$134	$147	$137	$155	$129	$185	$145

Net interest margin	$92	$91	$91	$98	$94	$86	$114	$98
Selling and administrative expenses	47	40	46	48	47	44	51	44
Provision for losses	12	20	1	14	4	14	12	10

Income from continuing operations before income taxes	33	31	44	36	43	28	51	44
Income taxes	11	10	15	12	14	9	17	14

Income from continuing operations	22	21	29	24	29	19	34	30
Loss from discontinued operations, net of income tax benefit	—	—	—	—	—	—	(3)	—

Net income	$22	$21	$29	$24	$29	$19	$31	$30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our Chairman and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

a) See Report of Management in Item 8 of this Form 10-K.

b) See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

c) Changes in Internal Controls — On January 2, 2005, Textron engaged a third-party service provider to assume operational control and day to day management of Textron’s information technology infrastructure. During the fourth quarter of 2005, Textron continued its transfer of operational control and day to day management of its information technology infrastructure to the third-party service provider. The third-party service provider has responsibilities, under Textron’s oversight, for managing Textron’s networks and help desks, and maintaining mainframes, midrange servers and workstations located at both Textron and the third-party service provider locations. This transfer has materially affected Textron’s internal control over financial reporting related to its information technology infrastructure. We believe that we have taken appropriate actions to ensure that effective internal controls over financial reporting associated with the transfer have been and will continue to be maintained during the transition period.

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

The aggregate fees for professional services rendered by Ernst & Young LLP during 2005 and 2004 were as follows:

Audit Fees — Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.2 million, in both 2005 and 2004.

Audit Related Fees — Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $0.1 million and $0.2 million in 2005 and 2004, respectively.

Tax Services — Fees for tax services relating to consultations and compliance were $33 thousand and $18 thousand in 2005 and 2004, respectively.

Other Services — No fees were paid to Ernst & Young LLP for miscellaneous other services in 2005. Fees relating to miscellaneous other services were $22 thousand in 2004.

No fees were paid to Ernst & Young LLP for financial information systems design and implementation services during 2005 or 2004.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(1)	List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

1.	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005

2.	Consolidated Balance Sheets at December 31, 2005 and January 1, 2005

3.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005

4.	Consolidated Statements of Changes in Shareholder’s Equity for each of the years in the three-year period ended December 31, 2005

5.	Notes to consolidated financial statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2)	Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report.

Exhibit
No.

3	.1*	Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993
3	.2**	By-Laws of Textron Financial as of May 2, 2000
4	.1***	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta), (including form of debt securities)
4	.2****	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation
4.3		Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee, incorporated herein by reference to Exhibit 4.1 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
4.4		Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.2 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
4.5		Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.3 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
10	.1*	Support Agreement dated as of May 25, 1994, between Textron Financial and Textron
10	.2*	Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986
10	.3*	Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990
10.4		364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Report on 8-K as filed on August 26, 2003
10.5		Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Report on 8-K as filed on August 26, 2003
10.6		5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005
10.7		364-Day Credit Agreement dated March 31, 2003 among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003
10.8		Amendment to the 364-Day Credit Agreement dated as of July 28, 2003 among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003
10.9		Amendment No. 2 to the 364-day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004

Exhibit
No.

10.10	Amendment to the 364-day Credit Agreement dated as of July 28, 2003 among Textron Financial Corporation, the Banks party thereto, and JP Morgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004
10.11	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Report on Form 8-K as filed on July 27, 2005
10.12	Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Report on Form 8-K as filed on July 27, 2005
12	Computation of Ratios of Earnings to Fixed Charges
21	List of significant subsidiaries
23	Consent of Independent Auditors
24	Power of Attorney dated as of February 24, 2006
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Amended and Restated Trust Agreement, dated as of May 26, 2005, among Textron Financial, Textron Receivables Corporation III and SunTrust Delaware Trust Company, as owner trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
99.2	Amended and Restated Receivables Purchase Agreement, dated as of May 26, 2005, by and between Textron Financial and Textron Receivables Corporation III, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
99.3	Amended and Restated Sale and Servicing Agreement, dated as of May 26, by and among Textron Receivables Corporation III, Textron Financial Floorplan Master Note Trust, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005
99.4	Amended and Restated Administration Agreement, dated as of May 26, 2005, among Textron Receivables Corporation III, Textron Financial and The Bank of New York, as indenture trustee, incorporated herein by reference to Exhibit 99.4 of Textron Financial Corporation’s Current Report on Form 8-K dated May 26, 2005

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

*	Incorporated by reference to the Exhibit with the same number of Textron Financial’s Registration Statement on Form 10 (File No. 0-27559)

**	Incorporated by reference to Exhibit 3.1 of Textron Financial’s quarterly report on Form 10-Q dated August 11, 2000

***	Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509)

****	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464)

Textron Financial, Textron, Bell Helicopter, Cessna, Cessna Finance Corporation, Textron Business Services, Inc., Asset
Control, a division of Textron Business Services, Inc., Textron Golf, Turf and Specialty Products, E-Z-GO, Jacobsen
turf-care and their related trademark designs and logotypes (and variations of the foregoing) are trademarks, trade names or service marks of Textron Inc., its subsidiaries, affiliates or joint ventures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24 day of February 2006.

Textron Financial Corporation
Registrant

By:	*
Ted R. French
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 24 day of February 2006, by the following persons on behalf of the registrant and in the capacities indicated:

By:	*
Ted R. French
Chairman and Chief Executive Officer,
Director (Principal Executive Officer)

By:	*
Buell J. Carter, Jr.
President and Chief Operating Officer,
Director

By:	*
Mary F. Lovejoy
Director

By:	/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

By:	/s/ Thomas N. Nichipor
Thomas N. Nichipor
Vice President and Corporate Controller
(Principal Accounting Officer)

*By:	/s/ Elizabeth C. Perkins
Elizabeth C. Perkins
Attorney-in-fact