Form 10-Q
period 2006-03-31
TEXTRON FINANCIAL CORP
filed 2006-05-05
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15515

Textron Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-6008768 (I.R.S. Employer Identification No.)

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

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In millions)

Finance charges and discounts	$145	$104
Securitization gains	11	10
Rental revenues on operating leases	7	7
Other income	19	20

Total revenues	182	141
Interest expense	73	45
Depreciation of equipment on operating leases	4	4

Net interest margin	105	92
Selling and administrative expenses	47	47
Provision for losses	9	12

Income before income taxes	49	33
Income taxes	18	11

Net income	$31	$22

See notes to consolidated financial statements.

Item 1.  Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In millions)

Assets
Cash and equivalents	$10	$10
Finance receivables, net of unearned income:
Distribution finance receivables	1,974	1,654
Revolving loans	1,643	1,633
Installment contracts	1,424	1,374
Golf course and resort mortgages	1,083	1,020
Leveraged leases	553	569
Finance leases	528	513

Total finance receivables	7,205	6,763
Allowance for losses on finance receivables	(100)	(96)

Finance receivables — net	7,105	6,667
Equipment on operating leases — net	228	231
Goodwill	169	169
Other assets	360	364

Total assets	$7,872	$7,441

Liabilities and shareholder’s equity

Liabilities
Accrued interest and other liabilities	$537	$499
Amounts due to Textron Inc.	11	11
Deferred income taxes	460	461
Debt	5,842	5,420

Total liabilities	6,850	6,391
Shareholder’s equity
Capital surplus	574	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	8	5
Retained earnings	465	496

Total shareholder’s equity	1,022	1,050

Total liabilities and shareholder’s equity	$7,872	$7,441

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In millions)

Cash flows from operating activities:
Net income	$31	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	9	12
Increase in accrued interest and other liabilities	50	25
Depreciation	7	8
Amortization	3	2
Collections in excess of noncash gains on securitizations and syndications	3	2
Deferred income tax provision	(1)	(2)
Other — net	(2)	6

Net cash provided by operating activities	100	75
Cash flows from investing activities:
Finance receivables originated or purchased	(2,700)	(2,456)
Finance receivables repaid	2,201	2,028
Proceeds from receivable sales, including securitizations	—	32
Other investments	(2)	7
Proceeds from disposition of operating lease and other assets	34	8
Other capital expenditures	(3)	(3)
Purchase of assets for operating leases	(18)	(19)

Net cash used by investing activities	(488)	(403)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	556	398
Principal payments on long-term debt	(50)	(310)
Net (decrease) increase in commercial paper	(54)	182
Net (decrease) increase in other short-term debt	(2)	106
Principal payments on nonrecourse debt	—	(14)
Capital contributions from Textron Inc.	2	2
Dividends paid to Textron Inc.	(64)	(99)

Net cash provided by financing activities	388	265
Effect of exchange rate changes on cash	—	—

Net decrease in cash and equivalents	—	(63)
Cash and equivalents at beginning of year	10	127

Cash and equivalents at end of period	$10	$64

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance January 1, 2005	$574	$(25)	$1	$485	$1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	—	—
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	574	(25)	5	496	1,050
Comprehensive income:
Net income	—	—	—	31	31
Other comprehensive income:
Foreign currency translation	—	—	—	—	—
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	1	—	1
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	2	—	2

Other comprehensive income	—	—	3	—	3

Comprehensive income	—	—	—	—	34
Capital contributions from Textron Inc.	2	—	—	—	2
Dividends to Textron Inc.	(2)	—	—	(62)	(64)

Balance March 31, 2006	$574	$(25)	$8	$465	$1,022

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at March 31, 2006, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments-An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007. At March 31, 2006, the Company has not completed its evaluation of the impact of this statement on its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of March 31, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will likely utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at March 31, 2006.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 3.	Other Income

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In millions)

Servicing income	$7	$8
Investment income	4	3
Prepayment gains	2	2
Late charges	1	1
Syndication income	—	1
Other	5	5

Total other income	$19	$20

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

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	March 31,	December 31,
	2006	2005
	(In millions)

Total managed and serviced finance receivables	$10,059	$9,915
Nonrecourse participations	(341)	(383)
Third-party portfolio servicing	(333)	(509)
SBA sales agreements	(25)	(28)

Total managed finance receivables	9,360	8,995
Securitized receivables	(2,070)	(2,124)
Other managed finance receivables	(85)	(108)

Owned finance receivables	$7,205	$6,763

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

Owned receivables include approximately $158 million of finance receivables that were unfunded at March 31, 2006, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheet.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 5.	Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. These loans are classified as impaired for the remainder of the calendar year during which they are modified. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may differ from actual results.

	March 31,	December 31,
	2006	2005
	(In millions)

Nonaccrual finance receivables	$98	$89
Impaired nonaccrual finance receivables (included in nonaccrual finance receivables above)	$80	$67
Impaired accrual finance receivables	—	36

Total impaired finance receivables	$80	$103

Impaired finance receivables with identified reserve requirements	$67	$53
Allowance for losses on finance receivables related to impaired loans	$19	$18

The average recorded investment in impaired nonaccrual finance receivables during the first quarter of 2006 was $73 million compared to $81 million in the corresponding period in 2005. There was no average recorded investment in impaired accrual finance receivables for the first quarter of 2006. The average recorded investment in impaired accrual finance receivables was approximately $13 million for the first quarter of 2005.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $3 million and $2 million in the first quarter of 2006 and 2005, respectively. No finance charges were recognized using the cash basis method.

Captive finance receivables with recourse that were delinquent 90 days or more amounted to $6 million at March 31, 2006 and $8 million at December 31, 2005, and were 2.7% and 3.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $1 million in both the first quarter of 2006 and 2005.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At March 31, 2006, these leases had an outstanding balance of $68 million. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 6.	Other Assets

	March 31,	December 31,
	2006	2005
	(In millions)

Retained interests in securitizations	$202	$208
Other long-term investments	58	53
Fixed assets — net	33	33
Repossessed assets and properties	22	22
Investment in equipment residuals	9	10
Other	36	38

Total other assets	$360	$364

Interest-only securities within retained interests in securitizations were $64 million and $66 million at March 31, 2006 and December 31, 2005, respectively.

Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income.

The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

The Investment in equipment residuals represents the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were sold.

The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Debt and Credit Facilities

	March 31,	December 31,
	2006	2005
	(In millions)

Short-term debt:
Commercial paper	$1,133	$1,187
Other short-term debt	11	13

Total short-term debt	1,144	1,200
Long-term debt:
Fixed rate notes
Due 2006 (weighted-average rates of 2.87% and 3.04%, respectively)	494	519
Due 2007 (weighted-average rates of 5.54% and 5.54%, respectively)	813	813
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	603	603
Due 2009 (weighted-average rates of 5.68% and 5.87%, respectively)	648	542
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 4.98% and 4.71%, respectively)	626	226
Variable rate notes
Due 2006 (weighted-average rates of 5.23% and 4.78%, respectively)	491	516
Due 2007 (weighted-average rates of 5.33% and 4.93%, respectively)	275	275
Due 2008 (weighted-average rates of 4.80% and 4.38%, respectively)	220	220
Due 2009 (weighted-average rate of 4.67%)	50	—

Long-term debt	4,777	4,271
Unamortized discount	(4)	(4)
Fair value adjustments	(75)	(47)

Total long-term debt	4,698	4,220

Total debt	$5,842	$5,420

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company’s committed and uncommitted credit facilities at March 31, 2006 were as follows:

	Facility Amount	Available Credit	Expiration
	(In millions)

Domestic Committed Lines of Credit:
Textron Financial multi-year facility	$1,000	$987	2010
Textron Financial 364-day facility	$500	$500	July 2006
Textron multi-year facility	$1,250	$1,224	2010
Other Credit Facilities:
Canadian dollar uncommitted credit facility	CAD 50	CAD 45	—
Australian dollar committed credit facility	AUD 25	AUD 25	2007
Multi-currency committed credit facility	$25	$19	July 2006

Textron Financial is permitted to borrow under Textron’s multi-year facility. Textron Financial’s available domestic lines of credit not reserved as support for outstanding commercial paper were $354 million at March 31, 2006, compared to $300 million at December 31, 2005. None of these lines of credit were drawn at March 31, 2006.

The weighted-average interest rates on short-term borrowings at March 31, 2006 and March 31, 2005 were as follows:

	March 31,	March 31,
	2006	2005

Commercial paper	4.81%	2.83%
Other short-term debt	4.62%	3.34%

The combined weighted-average interest rates on these borrowings during the first quarters of 2006 and 2005 were 4.58% and 2.66%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.5 billion and $3.1 billion at March 31, 2006 and December 31, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. The weighted-average rate of these interest rate exchange agreements was 5.14% and 3.96% for the three months ended March 31, 2006 and March 31, 2005, respectively. The weighted-average rate on the remaining fixed rate notes was 5.52% and 5.62% during the three months ended March 31, 2006 and March 31, 2005, respectively.

Interest on Textron Financial’s variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. Textron Financial had $200 million of interest rate exchange agreements at both March 31, 2006 and December 31, 2005, related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 3.40%. The weighted-average interest rate on the remaining variable rate notes was 5.05% and 3.50% for the three months ended March 31, 2006 and March 31, 2005, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.9 billion and $2.0 billion for the periods ending March 31, 2006 and December 31, 2005, respectively.

Through its subsidiary, Textron Financial Canada Funding Corporation (“Textron Canada Funding”), the Company periodically issues debt securities. Textron Financial owns 100% of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with operations, revenues and cash flows related to the issuance, administration and repayment of debt securities that are fully and unconditionally guaranteed by Textron Financial.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The terms of certain of the Company’s loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $302 million at March 31, 2006. In the first quarter of 2006, Textron Financial declared and paid dividends of $64 million.

Note 8.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income

Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In millions)

Beginning of year	$5	$1
Foreign currency translation	—	(5)
Amortization of deferred loss on hedge contracts, net of income taxes of $0.3 million and $0.5 million, respectively	1	1
Net deferred loss on hedge contracts, net of income tax benefit of $2.1 million in 2005	—	(5)
Net deferred gain on interest-only securities, net of income taxes of $1.0 million and $0.9 million, respectively	2	1

End of period	$8	$(7)

Comprehensive income is summarized below:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In millions)

Net income	$31	$22
Other comprehensive income (loss)	3	(8)

Comprehensive income	$34	$14

Note 9.	Contingencies

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

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (“IRS”) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial net investment of approximately $94 million related to the 1998 through 2001 tax years. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in a pre-tax adjustment to income.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Management believes that the proposed IRS adjustments are inconsistent with then existing tax law and intends to vigorously defend the Company’s position. The resolution of these issues and the impact on the Company’s financial position and results of operations cannot be reasonably estimated at this time.

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

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In millions)

Revenues:
Distribution Finance	$59	$40
Resort Finance	30	21
Golf Finance	30	22
Aircraft Finance	28	22
Asset-Based Lending	21	16
Structured Capital	7	12
Other	7	8

Total revenues	$182	$141

Income before income taxes: (1) (2)
Distribution Finance	$22	$15
Resort Finance	13	2
Golf Finance	6	6
Aircraft Finance	7	6
Asset-Based Lending	1	6
Structured Capital	2	7
Other	(2)	(9)

Income before income taxes	$49	$33

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	March 31,	December 31,
	2006	2005
	(In millions)

Finance assets: (3)
Distribution Finance	$2,027	$1,710
Golf Finance	1,432	1,344
Aircraft Finance	1,342	1,278
Resort Finance	1,132	1,155
Asset-Based Lending	789	764
Structured Capital	699	704
Other	303	332

Total finance assets	$7,724	$7,287

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Textron Financial’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

During the first quarter of 2006, we experienced significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $365 million, or 4%, from year-end 2005, primarily in Distribution Finance, Golf Finance and Aircraft Finance. We expect continued growth in our core portfolios during 2006.

Portfolio quality statistics remained stable in the first quarter compared to year-end 2005. Nonperforming assets as a percentage of finance assets was 1.55% at March 31, 2006 compared to 1.53% at year-end 2005, and 60+ days contractual delinquency as a percentage of finance receivables improved to 0.67% at March 31, 2006 from 0.79% at year-end 2005. We expect relative stability in these statistics during 2006; however, we could experience an out-of-trend result in any one quarter.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 6.22% during the first quarter of 2006 as compared to 6.30% during the first quarter of 2005, primarily attributable to a lower proportion of other income and securitization gains to total revenue.

Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) improved during the first quarter of 2006 (44.8%) compared to the same period in 2005 (51.1%). The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

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

As part of our commercial paper program, we have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. As of March 31, 2006, these lines of credit totaled $1.5 billion, of which $500 million was set to expire in July of 2006 and $1.0 billion in 2010. In April 2006, these facilities were combined into a single facility expiring in 2011, and the amount of available credit was increased to $1.75 billion. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $354 million at March 31, 2006, compared to $300 million at December 31, 2005. In addition, Textron Financial is permitted to borrow under Textron’s $1.3 billion revolving credit facility, which was set to expire in 2010. In April 2006, the Textron facility was amended to extend the expiration date to 2011. None of these lines of credit were drawn at March 31, 2006. At March 31, 2006, we had a CAD 50 million uncommitted credit facility, of which CAD 45 million remained unused. We also maintain an AUD committed credit facility, which was reduced to AUD 25 million and extended to January 2007 during the first quarter of 2006. At March 31, 2006, the entire facility remained unused. We also maintain a $25 million multi-currency committed credit facility, of which $19 million remained unused at March 31, 2006. This facility expires in July 2006 and we expect to renew it prior to expiration.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

registration statement, Textron Financial issued $470 million of USD term debt and CAD 87 million of term debt during the first quarter of 2006. The proceeds from these issuances were used to fund receivable growth and repay short-term debt. At March 31, 2006, Textron Financial had $1.2 billion of capacity under this registration statement.

Cash flows provided by operating activities were $100 million during the first quarter of 2006, compared to $75 million in the corresponding period of 2005. The increase in cash flows was primarily due to the timing of payments of accrued interest and other liabilities.

Cash flows used by investing activities totaled $(488) million during the first quarter of 2006, compared to $(403) million in the corresponding period of 2005. The increase in cash flows used during the first quarter of 2006 was largely the result of a $71 million increase in finance receivable originations, net of cash collections and the absence of incremental sales of receivables, partially offset by increases in the sales of equipment on operating lease and other assets.

Cash flows provided by financing activities were $388 million during the first quarter of 2006, compared to $265 million in the corresponding period of 2005. The increase in cash flows during the first quarter of 2006 principally reflected a net increase in debt issued to fund asset growth, and a reduction in dividends paid.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 85% at March 31, 2006, compared to 84% at December 31, 2005. Textron Financial’s ratio of earnings to fixed charges was 1.66x for the three months ended March 31, 2006, compared to 1.71x for the corresponding period in 2005. Commercial paper and Other short-term debt as a percentage of total debt was 20% at March 31, 2006, compared to 22% at the end of 2005.

During the first quarter of 2006, Textron Financial declared and paid dividends to Textron of $64 million, compared to dividends declared and paid of $99 million during the corresponding period of 2005. The decrease in 2006 was due to an increase in equity required to support our receivable portfolio growth. Textron contributed capital of $2 million to Textron Financial in both the first quarter of 2006 and 2005, which consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

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

The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. These arrangements are an important source of funding. The Company did not utilize incremental off-balance sheet financing arrangements in the first quarter of 2006. Proceeds provided by these transactions generated $26 million in the first quarter of 2005. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution Finance receivables sold and excludes amounts received related to the ongoing replenishment of previously sold receivables with short durations. Gains related to these transactions amounted to $11 million in the first quarter of 2006 and $10 million in the first quarter of 2005. Securitization gains recognized in the first quarter of 2006 related to the recurring finance receivable sales into the Distribution Finance revolving securitization conduit. Cash collections on current and prior period securitization gains were $15 million and $14 million for the first quarter of 2006 and 2005, respectively.

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

	March 31,		December 31,		Increase /
	2006		2005		(Decrease)
	(Dollars in millions)

Distribution Finance	$3,310	36%	$2,993	33%	$317
Aircraft Finance	1,682	18%	1,664	19%	18
Golf Finance	1,503	16%	1,435	16%	68
Resort Finance	1,120	12%	1,138	13%	(18)
Asset-Based Lending	788	8%	764	8%	24
Structured Capital	675	7%	689	8%	(14)
Other	282	3%	312	3%	(30)

Total managed finance receivables	$9,360	100%	$8,995	100%	$365

Managed finance receivables increased $365 million, primarily as a result of growth in the private brands and diversified products portfolios within Distribution Finance, the business credit portfolio within Asset-Based Lending, and the golf mortgage portfolio within Golf Finance. The increase was partially offset by higher collections, net of new finance receivable originations, in the Resort Finance portfolio and the maturity of a leveraged lease in the Structured Capital portfolio. The $30 million decrease in the Other segment represents the continued portfolio collections, prepayments and sales of the liquidating portfolios.

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

The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at March 31, 2006 and December 31, 2005, by business segment.

	March 31,		December 31,
	2006		2005
	(Dollars in millions)

Resort Finance	$28	2.52%	$31	2.67%
Asset-Based Lending	23	2.87%	6	0.81%
Golf Finance	13	0.93%	13	0.99%
Aircraft Finance	11	0.79%	14	1.07%
Distribution Finance	2	0.08%	2	0.11%
Other	43	14.28%	45	13.64%

Total nonperforming assets	$120	1.55%	$111	1.53%

The Company believes that nonperforming assets generally will be in the range of 1% to 4% of owned finance assets depending on economic conditions. Nonperforming assets increased $9 million in the first quarter of 2006 from year-end 2005. Improvements in Resort and Aircraft Finance were more than offset by a $17 million increase

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in Asset-Based Lending. The increase in Asset-Based Lending was the result of two loans, which management does not believe represents a trend.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating rate assets with floating rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At March 31, 2006, floating rate liabilities in excess of floating rate assets were $144 million, net of $3.3 billion of interest rate exchange agreements on long-term debt and $103 million of interest rate exchange agreements on finance receivables.

Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to Textron Financial’s asset and liability position at March 31, 2006, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial’s net income and cash flows of $0.2 million for the following twelve-month period.

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

Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $23 million and $39 million at March 31, 2006 and December 31, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 vs. March 31, 2005

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	March 31,	March 31,
	2006	2005
	(Dollars in millions)

Finance charges and discounts	$145	$104
Securitization gains	11	10
Rental revenues on operating leases	7	7
Other income	19	20

Total revenues	182	141
Interest expense	73	45
Depreciation of equipment on operating leases	4	4

Net interest margin	$105	$92

Portfolio yield	8.89%	7.43%
Net interest margin as a percentage of average net investment	6.22%	6.30%

Finance charges and discounts increased during the first quarter of 2006, principally reflecting $948 million of higher average finance receivables ($17 million) and a higher interest rate environment ($24 million), partially offset by lower relative receivable pricing ($2 million). The increase in average finance receivables was primarily the result of growth in Distribution Finance, Asset-Based Lending, and Golf Finance. Receivable pricing remained fairly stable relative to the interest rate environment as the impact of competitive pressures in our markets was offset by the recognition of $4 million of loan discount in earnings, which resulted from the successful collection of loans purchased at a discount.

Net interest margin increased in the first quarter of 2006 despite a decrease in net interest margin percentage of 6.22% during the first quarter of 2006 compared to 6.30% in the corresponding period in 2005. The increase principally reflects growth in average finance receivables, partially offset by higher interest expense ($28 million) and a lower proportion of other income and securitization gains to total revenue. The reduced proportion of other income and securitization gains reflects a decrease in servicing income and securitization activity relative to portfolio growth. . The increase in interest expense reflects a higher interest rate environment ($27 million), and higher average debt levels to fund receivable growth ($6 million), partially offset by improved borrowing spreads ($5 million).

Selling and Administrative Expenses

	March 31,	March 31,
	2006	2005
	(Dollars in millions)

Selling and administrative expenses	$47	$47
Selling and administrative expenses as a percentage of managed and serviced finance receivables	1.91%	2.03%
Operating efficiency ratio	44.8%	51.1%

Selling and administrative expenses were relatively unchanged during the first quarter of 2006 compared to the same period in 2005. Higher salaries and benefits expense ($4 million) were offset by process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels, and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the recognition of an asset impairment charge ($2 million) in 2005 related to specialized computer software in the Other segment.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	March 31,	March 31,
	2006	2005
	(In millions)

Allowance for losses on finance receivables beginning of year	$96	$99
Provision for losses	9	12
Less net charge-offs:
Asset-Based Lending	2	—
Resort Finance	1	4
Distribution Finance	1	2
Golf Finance	—	1
Aircraft Finance	1	1
Other	—	1

Total net charge-offs	5	9

Allowance for losses on finance receivables end of period	$100	$102

The decrease in the provision for losses during the first quarter of 2006 principally reflects sustained improvements in portfolio quality realized during 2005 as indicated by a stable nonperforming asset percentage (1.55% vs. 1.53%) and improvement in the 60+ days contractual delinquency percentage (0.67% vs. 0.79%). The decrease in net charge-offs reflects stabilization in portfolio quality primarily from improvements in overall general economic conditions, partially offset by an increase in net charge-offs in Asset-Based Lending.

Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses for such assets.

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$59	$40
Net interest margin	$43	$33
Selling and administrative expenses	19	16
Provision for losses	2	2

Segment income	$22	$15

Distribution Finance segment income increased $7 million in the first quarter of 2006 due to an increase in net interest margin ($10 million), partially offset by higher selling and administrative expenses. The increase in net interest margin is the result of higher average finance receivables of $695 million ($10 million), improved

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

borrowing spreads ($5 million), partially offset by lower relative receivable pricing ($7 million). The increase in selling and administrative expenses ($3 million) was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables improved to 2.38% as compared to 2.59% in the first quarter of 2005.

Resort Finance

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$30	$21
Net interest margin	$18	$13
Selling and administrative expenses	6	7
Provision for losses	(1)	4

Segment income	$13	$2

Resort Finance segment income increased $11 million during the first quarter of 2006 as compared to the corresponding period of 2005. The increase in segment income was primarily the result of higher net interest margin and lower provision for losses. The increase in net interest margin was largely the result of the recognition of a $4 million loan discount in earnings, which resulted from the successful collection of loans purchased at a discount. The lower provision for losses is principally the result of continued improvement in portfolio quality. Nonaccrual loans decreased by $12 million in the first quarter of 2006 compared to the same period in 2005.

Golf Finance

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$30	$22
Net interest margin	$13	$12
Selling and administrative expenses	5	5
Provision for losses	2	1

Segment income	$6	$6

Golf Finance segment income was relatively unchanged in the first quarter of 2006 compared to the corresponding period in 2005. The increase in revenues is primarily due to a higher interest rate environment and $271 million of higher average finance receivables ($5 million). Net interest margin increased as higher revenues were partially offset by higher borrowing costs.

Aircraft Finance

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$28	$22
Net interest margin	$13	$11
Selling and administrative expenses	5	4
Provision for losses	1	1

Segment income	$7	$6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aircraft Finance segment income was relatively unchanged in the first quarter of 2006 compared to the corresponding period in 2005. The increase in revenues is the result of a higher interest rate environment and higher average finance receivables ($29 million). Net interest margin increased as higher revenues were partially offset by higher borrowing costs.

Asset-Based Lending

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$21	$16
Net interest margin	$12	$11
Selling and administrative expenses	6	5
Provision for losses	5	—

Segment income	$1	$6

The decrease in Asset-Based Lending segment income in the first quarter of 2006 was primarily due to a $5 million increase in provision for losses, partially offset by higher net interest margin. The higher net interest margin is principally due to $157 million of higher average finance receivables ($2 million). The increase in provision for losses reflects specific reserving actions taken on two nonperforming accounts during the first quarter of 2006.

Structured Capital

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$7	$12
Net interest margin	$3	$8
Selling and administrative expenses	1	1

Segment income	$2	$7

Structured Capital segment income decreased in the first quarter of 2006 reflecting a lower net interest margin, primarily due to lower average finance receivables and lower other income. The reduction in average finance receivables ($89 million) reflects the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income reflects a $2 million leveraged lease residual impairment charge recognized in the first quarter of 2006.

Other Segment

	March 31,	March 31,
	2006	2005
	(In millions)

Revenues	$7	$8
Net interest margin	$3	$4
Selling and administrative expenses	5	9
Provision for losses	—	4

Segment loss	$(2)	$(9)

Other segment loss decreased during the first quarter of 2006 primarily reflecting lower provision for losses and lower selling and administrative expenses. The decrease in provision for losses primarily reflects the continued

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

liquidation of the portfolio and relative stability in portfolio quality. The decrease in selling and administrative expenses is primarily the result of an impairment charge ($2 million) recognized in 2005 related to specialized computer software, and an overall decrease in operating expenses as the portfolio continues to liquidate.

Net Income

Net income of $31 million for the first quarter of 2006 was $9 million (41%) higher than the corresponding period of 2005. The increase was primarily due to a $948 million increase in average finance receivables and a $3 million decrease in provision for losses resulting from stability in portfolio quality. Income taxes increased by $7 million due to higher operating income and a higher effective income tax rate. The increase in the effective income tax rate from 34.4% in the first quarter of 2005 to 36.1% in the first quarter of 2006 is primarily attributable to interest on tax contingencies, which is more fully discussed in Note 9 Contingencies, and to a reduction in tax exempt interest.

Selected Financial Ratios

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net interest margin as a percentage of average net investment(1)	6.22%	6.30%
Return on average equity	12.10%	8.85%
Return on average assets	1.65%	1.26%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.91%	2.03%
Operating efficiency ratio(3)	44.8%	51.1%
Net charge-offs as a percentage of average finance receivables	0.30%	0.56%

	March 31,		December 31,
	2006		2005

60+ days contractual delinquency as a percentage of finance receivables(4)	0.67%		0.79%
Nonperforming assets as a percentage of finance assets(5)	1.55%		1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.39%		1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	102.1%		108.6%
Total debt to tangible shareholder’s equity(6)	6.91	x	6.19	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

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

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments-An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007. At March 31, 2006, the Company has not completed its evaluation of the impact of this statement on its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of March 31, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will likely utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at March 31, 2006.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 5, 2006