Form 10-Q
period 2006-06-30
TEXTRON FINANCIAL CORP
filed 2006-08-07
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2006

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

Yes ☐     No ☑

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In millions)

Finance charges and discounts	$156	$110	$301	$214
Securitization gains	10	15	21	25
Rental revenues on operating leases	9	8	16	15
Other income	17	14	36	34

Total revenues	192	147	374	288
Interest expense	84	51	157	96
Depreciation of equipment on operating leases	5	5	9	9

Net interest margin	103	91	208	183
Selling and administrative expenses	48	46	95	93
Provision for losses	(1)	1	8	13

Income before income taxes	56	44	105	77
Income taxes	20	15	38	26

Net income	$36	$29	$67	$51

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In millions)

Assets
Cash and equivalents	$23	$10
Finance receivables, net of unearned income:
Distribution finance receivables	1,937	1,654
Revolving loans	1,806	1,633
Installment contracts	1,641	1,374
Golf course and resort mortgages	1,143	1,020
Leveraged leases	562	569
Finance leases	543	513

Total finance receivables	7,632	6,763
Allowance for losses on finance receivables	(92)	(96)

Finance receivables-net	7,540	6,667
Equipment on operating leases-net	244	231
Goodwill	169	169
Other assets	345	364

Total assets	$8,321	$7,441

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$526	$499
Amounts due to Textron Inc.	11	11
Deferred income taxes	465	461
Debt	6,258	5,420

Total liabilities	7,260	6,391
Shareholder’s equity
Capital surplus	592	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	11	5
Retained earnings	483	496

Total shareholder’s equity	1,061	1,050

Total liabilities and shareholder’s equity	$8,321	$7,441

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In millions)

Cash flows from operating activities:
Net income	$67	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued interest and other liabilities	51	40
Provision for losses	8	13
Depreciation	14	17
Amortization	5	5
Deferred income tax provision	5	5
Collections in excess of noncash gains on securitizations and syndications	4	—
Other — net	1	15

Net cash provided by operating activities of continuing operations	155	146
Net cash used by operating activities of discontinued operations	(4)	—

Net cash provided by operating activities	151	146
Cash flows from investing activities:
Finance receivables originated or purchased	(5,996)	(5,208)
Finance receivables repaid	4,974	4,687
Proceeds from receivable sales, including securitizations	50	233
Proceeds from disposition of operating leases and other assets	46	26
Purchase of assets for operating leases	(48)	(24)
Other capital expenditures	(5)	(4)
Other investments	8	13

Net cash used by investing activities of continuing operations	(971)	(277)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,009	1,150
Principal payments on long-term debt	(652)	(556)
Net increase (decrease) in commercial paper	519	(382)
Net decrease in other short-term debt	(7)	(11)
Proceeds from issuance of nonrecourse debt	25	—
Principal payments on nonrecourse debt	—	(23)
Capital contributions from Textron Inc.	23	5
Dividends paid to Textron Inc.	(85)	(102)

Net cash provided by financing activities of continuing operations	832	81
Effect of exchange rate changes on cash	1	—

Net cash provided (used) by continuing operations	17	(50)
Net cash used by discontinued operations	(4)	—

Net increase (decrease) in cash and equivalents	13	(50)
Cash and equivalents at beginning of year	10	127

Cash and equivalents at end of period	$23	$77

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity
			(In millions)

Balance January 1, 2005	$574	$(25)	$1	$485	$1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	574	(25)	5	496	1,050
Comprehensive income:
Net income	—	—	—	67	67
Other comprehensive income:
Foreign currency translation	—	—	4	—	4
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	4	—	4
Change in unrealized net gains on interest-only securities, net of income tax benefit	—	—	(2)	—	(2)

Other comprehensive income	—	—	6	—	6

Comprehensive income	—	—	—	—	73
Capital contributions from Textron Inc.	23	—	—	—	23
Dividends to Textron Inc.	(5)	—	—	(80)	(85)

Balance June 30, 2006	$592	$(25)	$11	$483	$1,061

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2006, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007 and does not expect the adoption to have a significant impact on the valuation of its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of June 30, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at June 30, 2006.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company is currently assessing the impact of this Interpretation on the Company’s financial position and results of operations.

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13 “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings as of January 1, 2007. The Internal Revenue Service has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions, which are more fully discussed in Note 10 to the consolidated financial statements. The Company is currently assessing the impact of this Staff Position on the Company’s financial position and results of operations.

Note 3.	Other Income

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Servicing income	$8	$9	$15	$17
Investment income	4	2	8	5
Late charges	1	2	2	3
Prepayment income	—	1	2	3
Syndication income	—	—	—	1
Other	4	—	9	5

Total other income	$17	$14	$36	$34

The Other component of Other income includes commitment fees, residual gains, gains from asset sales, excluding syndications, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

Note 4.	Discontinued Operations

On December 19, 2003 the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. Due to the nature of the loss sharing agreement, there is no maximum guarantee amount related to the remaining $355 million portfolio. The Company originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. As of June 30, 2006, the Company has reimbursed the purchaser a total of $8 million under this agreement. At June 30, 2006, the Company has a $9 million liability recorded in Accrued interest and other liabilities. This reflects management’s best estimate of the amounts potentially reimbursable to the purchaser based on historical loss experience and the estimated attrition of the portfolio.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 5.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	June 30,	December 31,
	2006	2005
	(In millions)

Total managed and serviced finance receivables	$10,578	$9,915
Nonrecourse participations	(471)	(383)
Third-party portfolio servicing	(358)	(509)
SBA sales agreements	(22)	(28)

Total managed finance receivables	9,727	8,995
Securitized receivables	(2,030)	(2,124)
Other managed finance receivables	(65)	(108)

Owned finance receivables	$7,632	$6,763

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

Owned receivables include approximately $134 million and $189 million of finance receivables that were unfunded at June 30, 2006 and December 31, 2005, respectively, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

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

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	December 31,
	2006	2005
	(In millions)

Nonaccrual finance receivables	$89	$89
Impaired nonaccrual finance receivables (included in nonaccrual finance receivables above)	$73	$67
Impaired accrual finance receivables	89	36

Total impaired finance receivables	$162	$103

Impaired finance receivables with identified reserve requirements	$62	$53
Allowance for losses on finance receivables related to impaired loans	$14	$18

The average recorded investment in impaired nonaccrual finance receivables during the first six months of 2006 was $76 million compared to $78 million in the corresponding period in 2005. The average recorded investment in impaired accrual finance receivables during the first six months of 2006 was $44 million compared to $32 million in the corresponding period in 2005.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $6 million in both the first six months of 2006 and 2005. No finance charges were recognized using the cash basis method.

Captive finance receivables with recourse that were delinquent 90 days or more amounted to $4 million at June 30, 2006 and $8 million at December 31, 2005, and were 1.8% and 3.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $0.2 million and $1.0 million in the first six months of 2006 and 2005, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At June 30, 2006, these leases had an outstanding balance of $66 million. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

Note 7.	Other Assets

	June 30,	December 31,
	2006	2005
	(In millions)

Retained interests in securitizations	$189	$208
Other long-term investments	46	53
Fixed assets — net	33	33
Repossessed assets and properties	23	22
Investment in equipment residuals	8	10
Other	46	38

Total other assets	$345	$364

Interest-only securities within retained interests in securitizations were $55 million and $66 million at June 30, 2006 and December 31, 2005, respectively.

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

The Other category primarily represents the fair value of derivative instruments, debt acquisition costs, and an intangible asset, which is being amortized over its contractual term of five years.

Note 8.	Debt and Credit Facilities

	June 30,	December 31,
	2006	2005
	(In millions)

Short-term debt:
Commercial paper	$1,706	$1,187
Other short-term debt	6	13

Total short-term debt	1,712	1,200
Long-term debt:
Fixed rate notes
Due 2006 (weighted-average rates of 2.90% and 3.04%, respectively)	173	519
Due 2007 (weighted-average rates of 5.54% and 5.54%, respectively)	816	813
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	608	603
Due 2009 (weighted-average rates of 5.67% and 5.87%, respectively)	651	542
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 4.98% and 4.71%, respectively)	627	226
Variable rate notes
Due 2006 (weighted-average rates of 5.37% and 4.78%, respectively)	210	516
Due 2007 (weighted-average rates of 5.75% and 4.93%, respectively)	275	275
Due 2008 (weighted-average rates of 5.26% and 4.38%, respectively)	330	220
Due 2009 (weighted-average rate of 5.29%)	395	—

Long-term debt	4,642	4,271
Unamortized discount	(4)	(4)
Fair value adjustments	(92)	(47)

Total long-term debt	4,546	4,220

Total debt	$6,258	$5,420

The Company’s committed and uncommitted credit facilities at June 30, 2006 were as follows:

	Facility Amount	Available Credit	Expiration
	(In millions)

Committed Lines of Credit:
Textron Financial multi-year facility	$1,750	$1,737	2011
Textron multi-year facility	$1,250	$1,225	2011
Other Credit Facilities:
Canadian dollar uncommitted credit facilities	CAD 70	CAD 70	—
Australian dollar committed credit facility	AUD 25	AUD 25	2007
Multi-currency committed credit facility	$25	$19	August 2006

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Textron Financial is permitted to borrow under Textron’s multi-year facility. Textron Financial’s available lines of credit not reserved as support for outstanding commercial paper were $31 million at June 30, 2006, compared to $300 million at December 31, 2005. None of these lines of credit were drawn at June 30, 2006.

The weighted-average interest rates on short-term borrowings at June 30, 2006 and June 30, 2005 were as follows:

	June 30,	June 30,
	2006	2005

Commercial paper	5.31%	3.27%
Other short-term debt	5.33%	5.00%

The combined weighted-average interest rates on these borrowings during the first six months of 2006 and 2005 were 4.88% and 2.86%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.3 billion and $3.1 billion at June 30, 2006 and December 31, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. The weighted-average rate of these interest rate exchange agreements was 5.37% and 3.43% for the six months ended June 30, 2006 and June 30, 2005, respectively. The weighted-average rate on the remaining fixed rate notes was 5.49% and 5.67% for the six months ended June 30, 2006 and June 30, 2005, respectively.

Interest on Textron Financial’s variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. Textron Financial had $200 million of interest rate exchange agreements at both June 30, 2006 and December 31, 2005, related to the conversion of variable rate debt to fixed rate debt, both with a weighted-average fixed interest rate of 3.40%. The weighted-average interest rate on the remaining variable rate notes was 5.18% and 3.67% for the six months ended June 30, 2006 and June 30, 2005, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.9 billion and $2.0 billion for the periods ending June 30, 2006 and December 31, 2005, respectively.

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

The terms of certain of the Company’s loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $289 million at June 30, 2006. In the first six months of 2006, Textron Financial declared and paid dividends of $85 million.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 9.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income

Accumulated other comprehensive income (loss) is as follows:

	Six Months
	Ended
	June 30,	June 30,
	2006	2005
	(In millions)

Beginning of year	$5	$1
Amortization of deferred losses on hedge contracts, net of income taxes of $1 million and $1 million, respectively	2	2
Foreign currency translation	4	(7)
Net deferred gain (loss) on hedge contracts, net of income taxes of $1 million and income tax benefit of $3 million, respectively	2	(6)
Net deferred (loss) gain on interest-only securities, net of income tax benefit of $1 million and income taxes of $2 million, respectively	(2)	3

End of period	$11	$(7)

Comprehensive income is summarized below:

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Net income	$36	$29	$67	$51
Other comprehensive income (loss)	3	—	6	(8)

Comprehensive income	$39	$29	$73	$43

Note 10.	Contingencies

On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as “Buyer’s Source.” Among other claims, the purported class action alleges fraud and failure to disclose certain information in the financing of Buyer’s Source and seeks compensatory damages and punitive damages in excess of $10 million. A preliminary settlement has been approved by the Court. Settlement is contingent upon acceptance by class members. In the event such settlement is not accepted by a significant number of class members, then the Company may withdraw the settlement and continue defending this claim. The Company believes that neither the settlement nor the purported class action will have a material effect on the Company’s financial position and results of operations.

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (“IRS”) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $94 million related to the 1998 through 2001 tax years and has requested data from the Company regarding additional transactions with similar characteristics and a total initial investment of approximately $73 million related to the 2002 and 2003 tax years. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

leveraged lease transactions and could result in a pre-tax adjustment to income in accordance with FSP 13-2 as discussed in Note 2 Recent Accounting Pronouncements. Management believes that the proposed IRS adjustments are inconsistent with then existing tax law and intends to vigorously defend the Company’s position. The resolution of these issues cannot be reasonably estimated at this time and an evaluation of the impact of FSP 13-2 on the Company’s financial position and results of operations has not been completed.

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

Note 11.	Financial Information about Operating Segments

The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Aircraft Finance, Asset-Based Lending, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance and other liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses.

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues:
Distribution Finance	$64	$44	$123	$84
Golf Finance	32	26	62	48
Aircraft Finance	32	25	60	47
Resort Finance	30	20	60	41
Asset-Based Lending	23	18	44	34
Structured Capital	8	12	15	24
Other	3	2	10	10

Total revenues	$192	$147	$374	$288

Income before income taxes:(1)(2)
Distribution Finance	$26	$17	$48	$32
Golf Finance	11	8	17	14
Aircraft Finance	10	10	16	16
Resort Finance	8	5	21	7
Asset-Based Lending	4	4	6	10
Structured Capital	3	7	5	14
Other	(6)	(7)	(8)	(16)

Income before income taxes	$56	$44	$105	$77

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	December 31,
	2006	2005
	(In millions)

Finance assets:(3)
Distribution Finance	$1,973	$1,710
Aircraft Finance	1,599	1,278
Golf Finance	1,550	1,344
Resort Finance	1,209	1,155
Asset-Based Lending	838	764
Structured Capital	707	704
Other	267	332

Total finance assets	$8,143	$7,287

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first six months of 2006, we experienced significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $732 million, or 8%, from year-end 2005, primarily in Distribution Finance, Golf Finance and Aircraft Finance. We expect continued growth in our core portfolios throughout the remainder of 2006.

Portfolio quality statistics improved during the first six months of 2006 compared to year-end 2005. Nonperforming assets as a percentage of finance assets was 1.38% at June 30, 2006 compared to 1.53% at year-end 2005, and 60+ days contractual delinquency as a percentage of finance receivables was 0.65% at June 30, 2006 compared to 0.79% at year-end 2005. The Company expects relative stability in these statistics throughout the remainder of 2006; however, the Company could experience an out-of-trend result in any one quarter. The continued strength of these portfolio quality indicators, combined with continued reductions in the level of loan losses resulted in a reduction of the rate utilized to establish the allowance for losses in several of our portfolios. This resulted in a $6 million reduction of the allowance for losses in the second quarter.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 6.01% during the first six months of 2006, as compared to 6.15% during the corresponding period of 2005. The decrease is primarily attributable to a lower proportion of other income and securitization gains to total revenue, which was partially offset by improved borrowing costs relative to the interest rate environment.

Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) improved to 45.7% during the first six months of 2006 from 50.8% during the same period in 2005, despite the slight decrease in net interest margin percentage. The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

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

During the second quarter, Textron Financial established a commercial paper program in Canada to support growth of its Canadian business activities. Borrowing under this program commenced in early July. As part of our U.S. and Canadian commercial paper programs, we have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. As of June 30, 2006, these lines of credit total $1.75 billion and expire in 2011. Lines of credit not reserved as support for outstanding commercial paper or letters of credit were $31 million at June 30, 2006, compared to $300 million at December 31, 2005. In addition, Textron Financial is permitted to borrow under Textron’s $1.25 billion revolving credit facility, which expires in 2011. None of these lines of credit were drawn at June 30, 2006. At June 30, 2006, we had CAD 70 million of uncommitted credit facilities, which were entirely unused. We also maintain an AUD 25 million committed credit facility which expires in January 2007. At June 30, 2006, the entire facility remained unused. We also maintain a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$25 million multi-currency committed credit facility, of which $19 million remained unused at June 30, 2006. This facility expires in August 2006 and we expect to renew it prior to expiration.

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Financial issued term debt of $925 million and CAD 100 million during the first six months of 2006. The proceeds from these issuances were used to fund receivable growth and repay short-term debt. At June 30, 2006, Textron Financial had $757 million of capacity under this registration statement.

Cash flows provided by operating activities of continuing operations were $155 million during the first six months of 2006, compared to $146 million in the corresponding period of 2005. The increase in cash flows primarily reflects an increase in profitability and the timing of payments of accrued interest and other liabilities, partially offset by a decrease in Other operating activities.

Cash flows used by investing activities of continuing operations totaled $971 million during the first six months of 2006, compared to $277 million in the corresponding period of 2005. The decrease in cash flows was primarily the result of a $501 million increase in finance receivable originations, net of cash collections and a $183 million decrease in proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities of continuing operations were $832 million during the first six months of 2006, compared to $81 million in the corresponding period of 2005. The increase in cash flows was primarily attributable to a net increase in debt outstanding to fund asset growth.

Net cash used by discontinued operations in 2006 reflects cash disbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003, which is more fully discussed in Note 4. Discontinued Operations.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at June 30, 2006, compared to 84% at December 31, 2005. Textron Financial’s ratio of earnings to fixed charges was 1.66x for the six months ended June 30, 2006, compared to 1.79x for the corresponding period in 2005. Commercial paper and Other short-term debt as a percentage of total debt was 27% at June 30, 2006, compared to 22% at the end of 2005.

During the first six months of 2006, Textron Financial declared and paid dividends to Textron of $85 million, compared to dividends declared and paid of $102 million during the corresponding period of 2005. The decrease in 2006 was due to an increase in equity required to support our receivable portfolio growth. Textron contributed capital of $23 million to Textron Financial in the first six months of 2006 and $5 million in the corresponding period of 2005. The 2006 contribution consisted of $18 million to support the acquisition of a company with $163 million of finance receivables in the Distribution Finance segment and $5 million consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation. The 2005 contribution consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

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

The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. These arrangements are an important source of funding that provided net proceeds of $50 million and $227 million during the first six months of 2006 and 2005, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution Finance receivables sold and excludes amounts received related to the ongoing replenishment of previously sold receivables with short durations. Gains related to these transactions amounted to $21 million in the first six months of 2006 and $25 million in the first six months of 2005, both of which were primarily related to recurring finance receivable sales into the Distribution Finance revolving securitization conduit. Cash collections on current and prior period securitization gains were $29 million and $28 million for the first six months of 2006 and 2005, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which some risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	June 30,		December 31,
	2006		2005
	(Dollars in millions)

Distribution Finance	$3,305	34%	$2,993	33%
Aircraft Finance	1,842	19%	1,664	19%
Golf Finance	1,603	16%	1,435	16%
Resort Finance	1,201	12%	1,138	13%
Asset-Based Lending	838	9%	764	8%
Structured Capital	682	7%	689	8%
Other	256	3%	312	3%

Total managed finance receivables	$9,727	100%	$8,995	100%

Managed finance receivables increased $732 million, primarily as a result of growth in Distribution Finance, which included a $163 million acquisition in the second quarter of 2006, Aircraft Finance, the golf mortgage portfolio within Golf Finance, and in Asset-Based Lending. The $56 million decrease in the Other segment represents the continued collections and prepayments of the liquidating portfolios.

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

The following table sets forth certain information about nonperforming assets and the related percentages of owned finance assets at June 30, 2006 and December 31, 2005, by business segment.

	June 30,		December 31,
	2006		2005
	(Dollars in millions)

Asset-Based Lending	$25	3.03%	$6	0.81%
Resort Finance	24	2.00%	31	2.67%
Golf Finance	15	0.98%	13	0.99%
Aircraft Finance	12	0.73%	14	1.07%
Distribution Finance	3	0.16%	2	0.11%
Other	33	12.21%	45	13.64%

Total nonperforming assets	$112	1.38%	$111	1.53%

The Company believes that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming assets increased $1 million at June 30, 2006 as compared to year-end 2005, as improvements in Resort and the Other segment were offset by an increase in Asset-Based Lending. The increase in Asset-Based Lending was the result of two loans, which management does not believe represents a trend.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating rate assets with floating rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At June 30, 2006, floating rate liabilities in excess of floating rate assets were $391 million, net of $3.1 billion of interest rate exchange agreements on long-term debt and $156 million of interest rate exchange agreements on finance receivables.

Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to Textron Financial’s asset and liability position at June 30, 2006, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial’s net income and cash flows of $2 million for the following twelve-month period.

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

Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $111 million and $39 million at June 30, 2006 and December 31, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

Results of Operations

For the three and six months ended June 30, 2006 vs. June 30, 2005

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(Dollars in millions)

Finance charges and discounts	$156	$110	$301	$214
Securitization gains	10	15	21	25
Rental revenues on operating leases	9	8	16	15
Other income	17	14	36	34

Total revenues	192	147	374	288
Interest expense	84	51	157	96
Depreciation of equipment on operating leases	5	5	9	9

Net interest margin	$103	$91	$208	$183

Portfolio yield	9.11%	7.57%	9.00%	7.50%
Net interest margin as a percentage of average net investment	5.81%	6.04%	6.01%	6.15%

The increase in finance charges and discounts for the three and six months ended June 30, 2006 principally reflected $1,046 million and $997 million of higher average finance receivables ($20 million and $37 million), due to core portfolio growth, offset by reductions in the liquidating portfolios ($102 million and $100 million, respectively), and a higher interest rate environment ($26 million and $50 million). For the three and six months ended June 30, 2006, receivable pricing remained relatively stable to the interest rate environment. The decline in securitization gains for the three and six months ended June 30, 2006 reflects lower securitization activity in Golf Finance and Aircraft Finance.

Net interest margin increased $12 million and $25 million during the three and six months ended June 30, 2006, respectively, but decreased as a percentage of average net investment by 0.23% and 0.14%. The increase in dollars principally reflects growth in average finance receivables, and reductions in interest expense relative to the interest rate environment, partially offset by lower other income and securitization gains. Interest expense increased primarily as a result of an $872 million and $767 million increase in average debt levels to fund receivable growth ($9 million and $15 million) and a higher interest rate environment ($24 million and $46 million), partially offset by improved credit spreads on debt issuances ($6 million and $12 million). Net interest margin percentage decreased

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

primarily due to a lower proportion of other income and securitization gains to total revenue, partially offset by improved credit spreads on debt issuances.

Selling and Administrative Expenses

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Selling and administrative expenses	$48	$46	$95	$93
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.89%	1.95%	1.90%	1.97%
Operating efficiency ratio	46.6%	50.4%	45.7%	50.8%

Selling and administrative expenses were relatively unchanged during the three and six months ended June 30, 2006 compared to the corresponding period in 2005. The improvements in selling and administrative expense as a percentage of average managed and serviced finance receivables and in the operating efficiency ratio for the three and six months ended June 30, 2006 reflect continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

Provision for Losses

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Allowance for losses on finance receivables beginning of period	$100	$102	$96	$99
Provision for losses	(1)	1	8	13
Less net charge-offs:
Asset-Based Lending	—	—	2	—
Resort Finance	—	3	1	7
Distribution Finance	1	2	1	4
Golf Finance	—	1	1	2
Aircraft Finance	—	(1)	1	—
Other	6	(1)	6	—

Total net charge-offs	7	4	12	13

Allowance for losses on receivables end of period	$92	$99	$92	$99

The decrease in provision for losses reflects continued improvement in portfolio quality. Management’s evaluation of sustained improvement in loss rates, nonperforming asset levels and delinquency rates resulted in reductions to the rates utilized to establish the allowance for losses in several of our portfolios. This resulted in a $6 million reduction in the allowance for losses and a negative provision for losses in the second quarter of 2006. In addition, the Company experienced lower net charge-offs in its core portfolio. The increase in net charge-offs in the Other segment reflects the write down of one nonperforming loan.

Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses for such assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$64	$44	$123	$84
Net interest margin	$44	$35	$87	$68
Selling and administrative expenses	21	16	40	32
Provision for losses	(3)	2	(1)	4

Segment income	$26	$17	$48	$32

Distribution Finance segment income increased $9 million during the second quarter of 2006 due to an increase in net interest margin ($9 million) and lower provision for losses ($5 million), partially offset by higher selling and administrative expenses ($5 million). The increase in net interest margin is the result of higher average finance receivables of $608 million ($7 million), improved borrowing spreads ($4 million), partially offset by lower relative receivable pricing ($2 million). The lower provision for losses primarily reflects a change in reserving requirements, reflecting continued improvements in credit quality. The increase in selling and administrative expenses was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables remained relatively unchanged to 2.53% from 2.50% for the three months ended June 30, 2006 and 2005, respectively.

The increase in segment income of $16 million during the first six months of 2006 was primarily due to an increase in net interest margin ($19 million) and lower provision for losses ($5 million), partially offset by higher selling and administrative expenses ($8 million). Net interest margin increased primarily as a result of $651 million of higher average finance receivables ($16 million) and improved borrowing spreads ($9 million), partially offset by lower relative receivable pricing ($9 million). The lower provision for losses principally reflects a change in reserving requirements, reflecting continued improvements in credit quality. The increase in selling and administrative expenses was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables improved to 2.49% from 2.62% for the six months ended June 30, 2006 and 2005, respectively.

Golf Finance

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$32	$26	$62	$48
Net interest margin	$13	$15	$26	$27
Selling and administrative expenses	4	5	9	10
Provision for losses	(2)	2	—	3

Segment income	$11	$8	$17	$14

Golf Finance segment income increased $3 million during the second quarter of 2006, primarily as a result of lower provision for losses ($4 million), partially offset by lower net interest margin ($2 million). The lower provision for losses primarily reflects a change in reserving requirements, reflecting continued improvements in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

credit quality. The lower net interest margin primarily reflects lower securitization gains as a result of a golf mortgage portfolio securitization in 2005 and an increase in relative borrowing costs ($1 million). The lower securitization gains and an increase in relative borrowing costs were partially offset by earnings on higher average finance receivables of $290 million ($2 million).

The increase in Golf Finance segment income of $3 million during the first six months of 2006 was principally due to lower provision for losses. The lower provision for losses primarily reflects a change in reserving requirements, reflecting continued improvements in credit quality. Net interest margin was relatively unchanged as higher finance charges and discounts were offset by lower securitization gains. The increase in finance charges and discounts reflects $280 million of higher average finance receivables ($5 million) and higher relative receivable pricing ($1 million), partially offset by an increase in relative borrowing costs ($2 million). The lower securitization gains is the result of a golf mortgage portfolio securitization in 2005.

Aircraft Finance

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$32	$25	$60	$47
Net interest margin	$14	$12	$26	$23
Selling and administrative expenses	5	4	10	8
Provision for losses	(1)	(2)	—	(1)

Segment income	$10	$10	$16	$16

Aircraft Finance segment income remained relatively unchanged during the second quarter of 2006 compared to the same period in 2005. An increase in net interest margin ($2 million) was offset by higher selling and administrative expenses ($1 million) and higher provision for losses ($1 million). Net interest margin increased due to $115 million of higher average finance receivables ($1 million), higher relative receivable pricing ($1 million), and higher other income ($1 million), partially offset by an increase in relative borrowing costs ($2 million). The higher other income principally reflects higher investment income on retained interests in securitizations, partially offset by lower securitization gains. The negative provision for losses reflects reductions in reserve requirements recognized in both 2005 and 2006 as a result of continued improvements in portfolio quality.

Aircraft Finance segment income remained relatively unchanged during the first six months of 2006 compared to the same period in 2005. An increase in net interest margin ($3 million) was offset by higher selling and administrative expenses ($2 million) and higher provision for losses ($1 million). Net interest margin increased due to $81 million of higher average finance receivables ($1 million), higher relative receivable pricing ($2 million), and higher other income ($2 million), partially offset by an increase in relative borrowing costs ($2 million).

Resort Finance

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$30	$20	$60	$41
Net interest margin	$16	$10	$34	$23
Selling and administrative expenses	5	7	11	14
Provision for losses	3	(2)	2	2

Segment income	$8	$5	$21	$7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Resort Finance segment income increased $3 million during the second quarter of 2006, reflecting higher net interest margin ($6 million) and lower selling and administrative expenses ($2 million), partially offset by higher provision for losses ($5 million). The increase in net interest margin reflects the recognition of previously suspended earnings ($2 million), improved borrowing spreads ($1 million), and higher other income ($2 million). The increase in other income reflects a 2005 impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan. The increase in provision for losses reflects an increase in reserving requirements related to continued loss trends in the land finance portfolio.

The increase in Resort Finance segment income of $14 million for the first six months of 2006, reflected higher net interest margin ($11 million) and lower selling and administrative expenses ($3 million). The higher net interest margin primarily reflects the recognition of previously suspended earnings and the recognition of a $4 million loan discount in earnings, which resulted from the successful collection of loans purchased at a discount, improved borrowing costs ($2 million), and higher other income ($2 million). The increase in other income reflects a 2005 impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan.

Asset-Based Lending

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$23	$18	$44	$34
Net interest margin	$13	$12	$26	$23
Selling and administrative expenses	6	7	12	12
Provision for losses	3	1	8	1

Segment income	$4	$4	$6	$10

Asset-Based Lending segment income was unchanged during the second quarter of 2006 as compared to the corresponding period in 2005. An increase in higher average finance receivables and improved borrowing spreads were offset by higher provision for losses. The higher provision for losses was the result of specific reserving action taken on one loan.

The decrease in segment income of $4 million for the six months ended June 30, 2006 primarily reflects higher provision for losses, partially offset by higher net interest margin. The higher net interest margin was the result of earnings on $168 million of higher average finance receivables ($5 million), improved borrowing costs ($4 million), partially offset by lower relative receivable pricing ($5 million) and lower other income ($1 million). The increase in provision for losses includes specific reserving actions taken on two nonperforming accounts during the first six months of 2006.

Structured Capital

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$8	$12	$15	$24
Net interest margin	$4	$8	$7	$16
Selling and administrative expenses	1	1	2	2
Provision for losses	—	—	—	—

Segment income	$3	$7	$5	$14

Structured Capital segment income decreased by $4 million during the second quarter primarily reflecting lower net interest margin. The lower net interest margin reflects $105 million of lower average finance receivables

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and lower other income. The lower average finance receivables reflects the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income primarily reflects lower investment income.

The decrease in segment income of $9 million during the first six months of 2006 reflects lower net interest margin, primarily due to lower average finance receivables and lower other income. The lower average finance receivables reflects the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income primarily reflects lower investment income and a $2 million leveraged lease residual impairment charge recognized in the first quarter of 2006.

Other Segment

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
		(In millions)

Revenues	$3	$2	$10	$10
Net interest margin	$(1)	$(1)	$2	$3
Selling and administrative expenses	6	6	11	15
Provision for losses	(1)	—	(1)	4

Segment loss	$(6)	$(7)	$(8)	$(16)

Other segment loss decreased $1 million primarily due to lower provision for losses. The decrease in provision for losses primarily reflects the continued liquidation of the portfolio and relative stability in portfolio quality.

The loss in the Other segment decreased by $8 million primarily due to lower selling and administrative expenses and lower provision for losses. The decrease in selling and administrative expenses is primarily the result of an impairment charge recognized in 2005 related to specialized computer software, and an overall decrease in operating expenses as the portfolio continues to liquidate. The decrease in provision for losses primarily reflects the continued liquidation of the portfolio and relative stability in portfolio quality.

Net Income

Net income of $36 million and $67 million for the three and six months ended June 30, 2006, was $7 million and $16 million higher than the corresponding periods in 2005. The increase was primarily due to higher net interest margin and the decrease in provision for losses, partially offset by increased income tax expense. Income tax expense increased by $5 million and $12 million due to higher operating income and a higher effective income tax rate. The increase in the effective income tax rate for both the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 is primarily attributable to interest on tax contingencies, which is more fully discussed in Note 10 Contingencies, and to a reduction in tax exempt interest.

Selected Financial Ratios

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Net interest margin as a percentage of average net investment(1)	5.81%	6.04%	6.01%	6.15%
Return on average equity	13.40%	12.01%	12.71%	10.39%
Return on average assets	1.74%	1.67%	1.70%	1.47%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.89%	1.95%	1.90%	1.97%
Operating efficiency ratio(3)	46.6%	50.4%	45.7%	50.8%
Net charge-offs as a percentage of average finance receivables	0.39%	0.28%	0.35%	0.42%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	June 30,		December 31,
	2006		2005

60+ days contractual delinquency as a percentage of finance receivables(4)	0.65%		0.79%
Nonperforming assets as a percentage of finance assets(5)	1.38%		1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.21%		1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	103.9%		108.6%
Total debt to tangible shareholder’s equity(6)	7.11	x	6.19	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007 and does not expect the adoption to have a significant impact on the valuation of its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of June 30, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at June 30, 2006.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company is currently assessing the impact of this Interpretation on the Company’s financial position and results of operations.

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13 “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to retained earnings as of January 1, 2007. The Internal Revenue Service has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions, which are more fully discussed in Note 10 to the consolidated financial statements. The Company is currently assessing the impact of this Staff Position on the Company’s financial position and results of operations.

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses related to lower than expected asset performance or changes in discount rates; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies and (k) performance of acquisitions.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Textron Financial Corporation

Date: August 7, 2006	/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)