Form 10-Q
period 2006-09-30
TEXTRON FINANCIAL CORP
filed 2006-11-08
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐     No ☑

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Finance charges and discounts	$175	$117	$476	$331
Securitization gains	11	9	32	34
Rental revenues on operating leases	8	9	24	24
Other income	18	20	54	54

Total revenues	212	155	586	443
Interest expense	95	56	252	152
Depreciation of equipment on operating leases	4	5	13	14

Net interest margin	113	94	321	277
Selling and administrative expenses	50	47	145	140
Provision for losses	10	4	18	17

Income before income taxes	53	43	158	120
Income taxes	7	14	45	40

Net income	$46	$29	$113	$80

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In millions)

Assets
Cash and equivalents	$51	$10
Finance receivables, net of unearned income:
Distribution finance receivables	2,268	1,654
Revolving loans	1,878	1,633
Installment contracts	1,688	1,374
Golf course and resort mortgages	1,113	1,020
Leveraged leases	610	569
Finance leases	581	513

Total finance receivables	8,138	6,763
Allowance for losses on finance receivables	(94)	(96)

Finance receivables-net	8,044	6,667
Equipment on operating leases-net	232	231
Goodwill	169	169
Other assets	327	364

Total assets	$8,823	$7,441

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$547	$499
Amounts due to Textron Inc.	11	11
Deferred income taxes	478	461
Debt	6,678	5,420

Total liabilities	7,714	6,391

Shareholder’s equity
Capital surplus	592	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	13	5
Retained earnings	529	496

Total shareholder’s equity	1,109	1,050

Total liabilities and shareholder’s equity	$8,823	$7,441

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(In millions)

Cash flows from operating activities:
Net income	$113	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued interest and other liabilities	79	46
Provision for losses	18	17
Depreciation	21	25
Amortization	8	9
Deferred income tax provision	18	21
Collections in excess of noncash gains on securitizations and syndications	5	3
Other — net	8	17

Net cash provided by operating activities of continuing operations	270	218
Net cash used by operating activities of discontinued operations	(4)	—

Net cash provided by operating activities	266	218
Cash flows from investing activities:
Finance receivables originated or purchased	(9,298)	(8,062)
Finance receivables repaid	7,636	7,149
Proceeds from receivable sales, including securitizations	185	230
Proceeds from disposition of operating leases and other assets	62	53
Purchase of assets for operating leases	(53)	(38)
Other capital expenditures	(8)	(6)
Other investments	13	21

Net cash used by investing activities of continuing operations	(1,463)	(653)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,514	1,200
Principal payments on long-term debt	(756)	(556)
Net increase (decrease) in commercial paper	444	(189)
Net decrease in other short-term debt	(11)	(13)
Proceeds from issuance of nonrecourse debt	142	39
Principal payments on nonrecourse debt	(34)	(36)
Capital contributions from Textron Inc.	25	7
Dividends paid to Textron Inc.	(87)	(107)

Net cash provided by financing activities of continuing operations	1,237	345
Effect of exchange rate changes on cash	1	2

Net cash provided (used) by continuing operations	45	(88)
Net cash used by discontinued operations	(4)	—

Net increase (decrease) in cash and equivalents	41	(88)
Cash and equivalents at beginning of year	10	127

Cash and equivalents at end of period	$51	$39

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment
		in Parent	Accumulated		Total
		Company	Other		Share-
	Capital	Preferred	Comprehensive	Retained	holder’s
	Surplus	Stock	Income	Earnings	Equity
	(In millions)

Balance January 1, 2005	$574	$(25)	$1	$485	$1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	574	(25)	5	496	1,050
Comprehensive income:
Net income	—	—	—	113	113
Other comprehensive income:
Foreign currency translation	—	—	5	—	5
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income tax benefit	—	—	(2)	—	(2)

Other comprehensive income	—	—	8	—	8

Comprehensive income	—	—	—	—	121
Capital contributions from Textron Inc.	25	—	—	—	25
Dividends to Textron Inc.	(7)	—	—	(80)	(87)

Balance September 30, 2006	$592	$(25)	$13	$529	$1,109

See notes to consolidated financial statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The consolidated financial statements should be read in conjunction with the consolidated financial statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at September 30, 2006, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007 and does not expect the adoption to have a material impact on the valuation of its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of September 30, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at September 30, 2006.

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

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13 “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income before income taxes. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings as of January 1, 2007. The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions, which are more fully discussed in Note 10. Contingencies. Management believes the positions taken by the IRS are inconsistent with tax law in existence at the time the leases were originated and intends to vigorously defend the Company’s position. However, if the IRS were to prevail, the maximum potential adjustment to the Company’s net leveraged lease investment and retained earnings as of January 1, 2007 would be approximately $38 million.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. The Company will adopt SFAS 157 in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

Note 3.	Other Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Servicing income	$7	$7	$22	$24
Investment income	4	5	12	10
Syndication income	2	1	2	2
Late charges	1	1	3	4
Prepayment income	—	2	2	5
Other	4	4	13	9

Total other income	$18	$20	$54	$54

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

On December 19, 2003 the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. The Company entered into a loss sharing agreement related to the sale, which requires Textron Financial to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. Due to the nature of the loss sharing agreement, there is no practical method to calculate a maximum guarantee related to the remaining $338 million portfolio. The Company

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

originally recorded a liability of $14 million representing the estimated fair value of the guarantee, which expires in 2008. As of September 30, 2006, the Company has reimbursed the purchaser a total of $8 million under this agreement. At September 30, 2006, the Company has a $9 million liability recorded in Accrued interest and other liabilities. This reflects management’s best estimate of the amounts potentially reimbursable to the purchaser based on historical loss experience and the estimated attrition of the portfolio.

Note 5.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	September 30,	December 31,
	2006	2005
	(In millions)

Total managed and serviced finance receivables	$11,101	$9,915
Nonrecourse participations	(590)	(383)
Third-party portfolio servicing	(371)	(509)
SBA sales agreements	(20)	(28)

Total managed finance receivables	10,120	8,995
Securitized receivables	(1,982)	(2,124)
Other managed finance receivables	—	(108)

Owned finance receivables	$8,138	$6,763

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts, golf finance and distribution finance which are sold to independent investors.

Other managed finance receivables in 2005 represented the rental streams related to equipment lease portfolios sold to a third-party financial institution, which were serviced and managed by Textron Financial. The Company also had a contingent recourse liability related to these portfolios which was eliminated upon the termination of the servicing arrangement in the third quarter of 2006.

Owned receivables include approximately $177 million and $189 million of finance receivables that were unfunded at September 30, 2006 and December 31, 2005, respectively, primarily as a result of holdback arrangements. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Note 6.	Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. These loans are classified as impaired for the remainder of the calendar year during which they are modified. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the

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

	September 30,	December 31,
	2006	2005
	(In millions)

Nonaccrual finance receivables	$100	$89
Impaired nonaccrual finance receivables (included in nonaccrual finance receivables above)	$83	$67
Impaired accrual finance receivables	84	36

Total impaired finance receivables	$167	$103

Impaired finance receivables with identified reserve requirements	$62	$53
Allowance for losses on finance receivables related to impaired loans	$15	$18

The average recorded investment in impaired nonaccrual finance receivables during the first nine months of 2006 was $79 million compared to $81 million in the corresponding period in 2005. The average recorded investment in impaired accrual finance receivables during the first nine months of 2006 was $58 million compared to $27 million in the corresponding period in 2005.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $10 million and $9 million in the first nine months of 2006 and 2005, respectively. No finance charges were recognized using the cash basis method.

Captive finance receivables with recourse that were delinquent 90 days or more amounted to $2 million at September 30, 2006 and $8 million at December 31, 2005, and were 1.2% and 3.3% of captive finance receivables with recourse, respectively. Revenues recognized on these accounts were $0.3 million and $1.0 million in the first nine months of 2006 and 2005, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). At September 30, 2006, these leases had an outstanding balance of $63 million. During the second quarter of 2005, the U.S. subsidiary of C&A filed for Chapter 11 bankruptcy protection. The Company has not classified this lease as nonaccrual due to the performance guarantee from Textron.

Note 7.	Other Assets

	September 30,	December 31,
	2006	2005
	(In millions)

Retained interests in securitizations	$189	$208
Other long-term investments	42	53
Fixed assets — net	33	33
Repossessed assets and properties	24	22
Investment in equipment residuals	3	10
Other	36	38

Total other assets	$327	$364

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest-only securities within retained interests in securitizations were $57 million and $66 million at September 30, 2006 and December 31, 2005, respectively.

Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income.

The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

The Investment in equipment residuals in 2005 represented the remaining equipment residual values associated principally with Textron golf and turf equipment lease payments that were sold.

The Other category primarily represents the fair value of derivative instruments, debt acquisition costs, and an intangible asset, which is being amortized over its contractual term of five years.

Note 8.	Debt and Credit Facilities

	September 30,	December 31,
	2006	2005
	(In millions)

Short-term debt:
Commercial paper	$1,631	$1,187
Other short-term debt	2	13

Total short-term debt	1,633	1,200
Long-term debt:
Fixed rate notes
Due 2006 (weighted-average rates of 2.97% and 3.04%, respectively)	184	519
Due 2007 (weighted-average rates of 5.49% and 5.54%, respectively)	846	813
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	615	603
Due 2009 (weighted-average rates of 5.67% and 5.87%, respectively)	652	542
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 5.03% and 4.71%, respectively)	651	226
Variable rate notes
Due 2006 (weighted-average rates of 5.84% and 4.78%, respectively)	110	516
Due 2007 (weighted-average rates of 5.82% and 4.93%, respectively)	330	275
Due 2008 (weighted-average rates of 5.53% and 4.38%, respectively)	330	220
Due 2009 (weighted-average rate of 5.50%)	595	—
Due 2010 (weighted-average rate of 5.59%)	225	—

Long-term debt	5,095	4,271
Unamortized discount	(3)	(4)
Fair value adjustments	(47)	(47)

Total long-term debt	5,045	4,220

Total debt	$6,678	$5,420

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility,

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at September 30, 2006.

The Company’s multi-year facilities at September 30, 2006 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Committed Lines of Credit:
Textron Financial multi-year facility expiring in 2011	$1,750	$1,631	$13	$106
Textron multi-year facility expiring in 2011	$1,250	$—	$23	$1,227

The weighted-average interest rates on short-term borrowings at September 30, 2006 and September 30, 2005 were as follows:

	September 30,	September 30,
	2006	2005

Commercial paper	5.29%	3.84%
Other short-term debt	3.36%	5.00%

The combined weighted-average interest rates on these borrowings during the first nine months of 2006 and 2005 were 5.00% and 3.05%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

The Company had interest rate exchange agreements related to the conversion of fixed rate debt to variable rate debt of $3.3 billion and $3.1 billion at September 30, 2006 and December 31, 2005, respectively, whereby the Company makes periodic floating rate payments in exchange for periodic fixed rate receipts. The weighted-average rate of these interest rate exchange agreements was 5.95% and 3.81% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The weighted-average rate on the remaining fixed rate notes was 5.49% and 5.71% for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Interest on Textron Financial’s variable rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. Textron Financial had $100 million and $200 million of interest rate exchange agreements at September 30, 2006 and December 31, 2005, respectively, related to the conversion of variable rate debt to fixed rate debt, with a weighted-average fixed interest rate of 3.41% and 3.40%, respectively. The weighted-average interest rate on the remaining variable rate notes was 5.36% and 3.84% for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $1.8 billion and $2.0 billion for the periods ending September 30, 2006 and December 31, 2005, respectively.

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

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The terms of certain of the Company’s loan agreements and credit facilities, under the most restrictive covenant, limit the payment of dividends to $285 million at September 30, 2006. In the first nine months of 2006, Textron Financial declared and paid dividends of $87 million.

Note 9.	Accumulated Other Comprehensive Income and Comprehensive Income

Accumulated other comprehensive income is as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(In millions)

Beginning of year	$5	$1
Amortization of deferred losses on hedge contracts, net of income taxes of $1 million and $2 million, respectively	3	4
Foreign currency translation	5	(1)
Net deferred gain (loss) on hedge contracts, net of income taxes of $1 million and income tax benefit of $3 million, respectively	2	(5)
Net deferred (loss) gain on interest-only securities, net of income tax benefit of $1 million and income taxes of $2 million, respectively	(2)	4

End of period	$13	$3

Comprehensive income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Net income	$46	$29	$113	$80
Other comprehensive income	2	10	8	2

Comprehensive income	$48	$39	$121	$82

Note 10.	Contingencies

On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as “Buyer’s Source.” Among other claims, the purported class action alleges fraud and failure to disclose certain information in the financing of Buyer’s Source and seeks compensatory damages and punitive damages in excess of $10 million. A settlement order was approved by the Court on October 26, 2006. Absent an appeal, the order of the Court will be final on November 25, 2006. The settlement proposed to be paid by the Company and Litchfield will not have a material effect on the Company’s financial position and results of operations.

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the IRS for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $94 million related to the 1998 through 2001 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $115 million related to the

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2002 through 2004 tax years. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions and could result in an adjustment to retained earnings and/or income from continuing operations in accordance with FSP 13-2 as discussed in Note 2. Recent Accounting Pronouncements. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS, which have been provided for in Deferred income taxes on the Company’s Consolidated Balance Sheets. Management believes that the proposed IRS adjustments are inconsistent with then existing tax law and intends to vigorously defend the Company’s position.

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

Note 11.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.3	1.3	1.3	1.3
Tax exempt interest	(0.3)	(1.3)	(0.3)	(1.3)
Foreign tax rate differential	(7.0)	(3.3)	(3.2)	(2.0)
Canadian dollar functional currency	(21.5)	—	(7.3)	—
Change in state valuation allowance	4.5	1.0	1.5	1.1
Interest on tax contingencies — leveraged leases	2.3	1.2	2.3	1.3
Other, net	(2.4)	(2.7)	(1.1)	(2.1)

Effective income tax rate	11.9%	31.2%	28.2%	33.3%

For the three months and nine months ended September 30, 2006, the effective tax rate decreased by 19.3% and 5.1%, respectively, compared to the corresponding periods in 2005. These decreases are primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries and changes in the geographic distribution of income, partially offset by a change in management’s assessment of the amount of the state deferred tax asset that is realizable and an increase in interest on tax contingencies associated with leveraged leases as discussed in Note 10. Contingencies.

Note 12.	Financial Information about Operating Segments

The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

finance, media finance and other liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues:
Distribution Finance	$70	$43	$193	$127
Aviation Finance	36	26	96	73
Golf Finance	35	26	97	74
Resort Finance	28	25	88	66
Asset-Based Lending	23	19	67	53
Structured Capital	15	10	30	34
Other	5	6	15	16

Total revenues	$212	$155	$586	$443

Income before income taxes:(1)(2)
Distribution Finance	$23	$19	$71	$51
Aviation Finance	8	6	24	22
Golf Finance	6	6	23	20
Resort Finance	6	7	27	14
Asset-Based Lending	2	6	8	16
Structured Capital	10	6	15	20
Other	(2)	(7)	(10)	(23)

Income before income taxes	$53	$43	$158	$120

	September 30,	December 31,
	2006	2005
	(In millions)

Finance assets:(3)
Distribution Finance	$2,301	$1,710
Aviation Finance	1,704	1,278
Golf Finance	1,558	1,344
Resort Finance	1,224	1,155
Asset-Based Lending	879	764
Structured Capital	754	704
Other	208	332

Total finance assets	$8,628	$7,287

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable rate debt with variable rate finance assets and fixed rate debt with fixed rate finance assets.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Textron Financial’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

During the first nine months of 2006, we generated significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $1.1 billion, or 13%, primarily in Distribution Finance, Aviation Finance, Golf Finance and Asset-Based Lending. We expect continued growth in our core portfolios throughout the remainder of 2006.

Portfolio quality statistics improved during the first nine months of 2006 compared to year-end 2005. Nonperforming assets as a percentage of finance assets was 1.43% at September 30, 2006 compared to 1.53% at year-end 2005, and 60+ days contractual delinquency as a percentage of finance receivables was 0.76% at September 30, 2006 compared to 0.79% at year-end 2005. The Company expects continued stability in these statistics throughout the remainder of 2006; however, the Company could experience an out-of-trend result in any one quarter. The continued strength of these portfolio quality indicators, combined with continued reductions in the level of loan losses resulted in a reduction of the rate utilized to establish the allowance for losses in several of our portfolios. This resulted in a $7 million reduction of the allowance for losses in the first nine months of 2006.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.98% during the first nine months of 2006, as compared to 6.20% during the corresponding period of 2005. The decrease is primarily attributable to a lower proportion of other income and securitization gains to total revenues, which was substantially offset by the effect of improved borrowing spreads.

Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) improved to 45.2% during the first nine months of 2006 from 50.5% during the same period in 2005, despite the slight decrease in net interest margin percentage. The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

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

During the second quarter, Textron Financial established a commercial paper program in Canada to support growth of its Canadian business activities. Borrowing under this program commenced in early July. We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s multi-year facilities at September 30, 2006 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Committed Lines of Credit:
Textron Financial multi-year facility expiring in 2011	$1,750	$1,631	$13	$106
Textron multi-year facility expiring in 2011	$1,250	$—	$23	$1,227

Under a shelf registration statement filed with the Securities and Exchange Commission, Textron Financial may issue public debt securities in one or more offerings up to a total maximum offering of $4.0 billion. Under this registration statement, Textron Financial issued term debt of $1.4 billion and CAD 100 million during the first nine months of 2006. The proceeds from these issuances were used to fund receivable growth and repay short-term debt. At September 30, 2006, Textron Financial had $252 million of capacity under this registration statement. The Company intends to file a new registration statement in the fourth quarter, which will allow the issuance of an unlimited amount of additional public debt securities.

Cash flows provided by operating activities of continuing operations were $270 million during the first nine months of 2006, compared to $218 million in the corresponding period of 2005. The increase in cash flows primarily reflects an increase in profitability and the timing of payments of accrued interest and other liabilities, partially offset by a decrease in Other operating activities.

Cash flows used by investing activities of continuing operations totaled $1,463 million during the first nine months of 2006, compared to $653 million in the corresponding period of 2005. The decrease in cash flows was primarily the result of a $749 million increase in finance receivable originations, net of cash collections and a $45 million decrease in proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities of continuing operations were $1,237 million during the first nine months of 2006, compared to $345 million in the corresponding period of 2005. The increase in cash flows was primarily attributable to a net increase in debt outstanding to fund asset growth.

Net cash used by discontinued operations in 2006 reflects cash disbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003, which is more fully discussed in Note 4. Discontinued Operations.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at September 30, 2006, compared to 84% at December 31, 2005. Textron Financial’s ratio of earnings to fixed charges was 1.62x for the nine months ended September 30, 2006, compared to 1.78x for the corresponding period in 2005. Commercial paper and Other short-term debt as a percentage of total debt was 24% at September 30, 2006, compared to 22% at the end of 2005.

During the first nine months of 2006, Textron Financial declared and paid dividends to Textron of $87 million, compared to dividends declared and paid of $107 million during the corresponding period of 2005. The decrease in 2006 was due to an increase in equity required to support our receivable portfolio growth. Textron contributed capital of $25 million to Textron Financial in the first nine months of 2006 and $7 million in the corresponding period of 2005. The 2006 contribution consisted of $18 million to support the acquisition of a company with $163 million of finance receivables in the Distribution Finance segment and $7 million consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation. The 2005 contribution consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

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

The Company utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. These arrangements are an important source of funding that provided net proceeds of $50 million and $208 million during the first nine months of 2006 and 2005, respectively. Textron Financial has used the proceeds from these arrangements to fund the origination of new finance receivables. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution Finance receivables sold and excludes amounts received related to the ongoing replenishment of previously sold receivables with short durations. Gains related to these transactions amounted to $32 million in the first nine months of 2006 and $34 million in the first nine months of 2005, both of which were primarily related to recurring finance receivable sales into the Distribution Finance securitization trust. Cash collections on current and prior period securitization gains were $40 million and $41 million for the first nine months of 2006 and 2005, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that Textron Financial continues to service, but has sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	September 30,		December 31,
	2006		2005
	(Dollars in millions)

Distribution Finance	$3,632	36%	$2,993	33%
Aviation Finance	1,911	19%	1,664	19%
Golf Finance	1,552	15%	1,435	16%
Resort Finance	1,221	12%	1,138	13%
Asset-Based Lending	879	9%	764	8%
Structured Capital	728	7%	689	8%
Other	197	2%	312	3%

Total managed finance receivables	$10,120	100%	$8,995	100%

Managed finance receivables increased $1.1 billion, primarily as a result of growth in Distribution Finance, which included a $163 million acquisition in the second quarter of 2006, Aviation Finance, the golf mortgage portfolio within Golf Finance, and in Asset-Based Lending. The $115 million decrease in the Other segment represents a $43 million franchise finance portfolio sale in the third quarter of 2006, and the continued collections and prepayments of the liquidating portfolios.

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

The following table sets forth certain information about nonperforming assets and the related percentages of each business segment’s owned finance assets at September 30, 2006 and December 31, 2005.

	September 30,		December 31,
	2006		2005
	(Dollars in millions)

Golf Finance	$33	2.09%	$13	0.99%
Asset-Based Lending	23	2.63%	6	0.81%
Resort Finance	19	1.53%	31	2.67%
Aviation Finance	11	0.65%	14	1.07%
Distribution Finance	4	0.18%	2	0.11%
Other	33	16.10%	45	13.64%

Total nonperforming assets	$123	1.43%	$111	1.53%

The Company believes that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming assets increased $12 million at September 30, 2006 as compared to year-end 2005, as improvements in Resort and the Other segment were more than offset by increases in Asset-Based Lending and Golf Finance. The increases in Asset-Based Lending and Golf Finance are the result of two loans in each of the segments, which management does not believe represents a trend.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating rate assets with floating rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At September 30, 2006, floating rate liabilities in excess of floating rate assets were $435 million, net of $3.2 billion of interest rate exchange agreements on long-term debt and $65 million of interest rate exchange agreements on finance receivables.

Management believes that its asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on interest margin. Variable rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable rate receivable yields. Textron Financial assesses its exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to Textron Financial’s asset and liability position at September 30, 2006, indicates that an increase in interest rates of 100 basis points would have a negative impact on Textron Financial’s net income and cash flows of $2 million for the following twelve-month period.

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

Textron Financial manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing its foreign currency exposure, Textron Financial may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $64 million and $39 million at September 30, 2006 and December 31, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2006 vs. September 30, 2005

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Finance charges and discounts	$175	$117	$476	$331
Securitization gains	11	9	32	34
Rental revenues on operating leases	8	9	24	24
Other income	18	20	54	54

Total revenues	212	155	586	443
Interest expense	95	56	252	152
Depreciation of equipment on operating leases	4	5	13	14

Net interest margin	$113	$94	$321	$277

Portfolio yield	9.46%	8.13%	9.17%	7.69%
Net interest margin as a percentage of average net investment	5.91%	6.25%	5.98%	6.20%

The increase in finance charges and discounts for the three and nine months ended September 30, 2006 principally reflected $1,687 million and $1,227 million of higher average finance receivables ($33 million and $68 million) primarily due to core portfolio growth and a higher interest rate environment ($18 million and $70 million). For the three and nine months ended September 30, 2006, portfolio yields have increased primarily due to a higher interest rate environment. Receivable pricing, relative to the interest rate environment, has remained relatively stable for the three and nine months ended September 30, 2006.

Net interest margin increased $19 million and $44 million during the three and nine months ended September 30, 2006, respectively, but decreased as a percentage of average net investment. The increase in dollars principally reflects growth in average finance receivables ($17 million and $36 million, respectively). Interest expense increased primarily as a result of a $1,349 million and a $958 million increase in average debt levels to fund receivable growth ($15 million and $29 million) and a higher interest rate environment ($24 million and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$71 million), partially offset by improved credit spreads resulting from the maturity and replacement of debt issued during periods of relatively lower market liquidity. Net interest margin percentage decreased primarily due to a lower proportion of other income and securitization gains to total revenue, partially offset by improved credit spreads on debt issuances.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Selling and administrative expenses	$50	$47	$145	$140
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.86%	2.00%	1.89%	1.99%
Operating efficiency ratio	44.2%	50.1%	45.2%	50.5%

Selling and administrative expenses increased during the three and nine months ended September 30, 2006 ($3 million and $5 million, respectively) compared to the corresponding period in 2005. The dollar increases in selling and administrative expenses are primarily attributable to higher employee salaries and benefits expense ($4 million and $8 million) as a result of portfolio growth and increased performance based compensation tied to the Company’s improved profitability. The improvements in selling and administrative expense as a percentage of average managed and serviced finance receivables and in the operating efficiency ratio for the three and nine months ended September 30, 2006 reflect continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

Provision for Losses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Allowance for losses on finance receivables beginning of period	$92	$99	$96	$99
Provision for losses	10	4	18	17
Less net charge-offs:
Asset-Based Lending	4	1	6	1
Distribution Finance	3	4	4	8
Resort Finance	1	1	2	8
Golf Finance	—	—	1	2
Aviation Finance	—	1	1	—
Other	—	—	6	1

Total net charge-offs	8	7	20	20

Allowance for losses on receivables end of period	$94	$96	$94	$96

Provision for losses has increased at a substantially lower rate than the receivable portfolio in 2006 and 2005 due to sustained improvements in credit quality. Management’s evaluation of sustained improvement in loss rates, nonperforming asset levels and delinquency rates resulted in reductions to the rates utilized to establish the allowance for losses in several of our portfolios during the second quarter of 2006. This resulted in a $6 million reduction in the allowance for losses in the second quarter of 2006. A similar evaluation and reduction in the rates

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

utilized to establish the allowance for losses was made in the third quarter of 2005, which resulted in a $4 million reduction in the allowance for losses. No substantial adjustments were made to these rates in the third quarter of 2006, resulting in the increase in provision for losses as compared to the corresponding period of the prior year. In addition, net charge-offs were relatively unchanged during the three and nine months ended September 30, 2006 as higher net charge-offs related to specific nonperforming loans in Asset-Based Lending and the Other segment were offset by decreases in Resort Finance and Distribution Finance.

Although management believes it has made adequate provision for anticipated losses, realization of these assets remains subject to uncertainties. Subsequent evaluations of nonperforming assets, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses for such assets.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.3	1.3	1.3	1.3
Tax exempt interest	(0.3)	(1.3)	(0.3)	(1.3)
Foreign tax rate differential	(7.0)	(3.3)	(3.2)	(2.0)
Canadian dollar functional currency	(21.5)	—	(7.3)	—
Change in state valuation allowance	4.5	1.0	1.5	1.1
Interest on tax contingencies — leveraged leases	2.3	1.2	2.3	1.3
Other, net	(2.4)	(2.7)	(1.1)	(2.1)

Effective income tax rate	11.9%	31.2%	28.2%	33.3%

For the three months and nine months ended September 30, 2006, the effective tax rate decreased by 19.3% and 5.1%, respectively, compared to the corresponding periods in 2005. These decreases are primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly- owned Canadian subsidiaries and changes in the geographic distribution of income, partially offset by a change in management’s assessment of the amount of the state deferred tax asset that is realizable and an increase in interest on tax contingencies associated with leveraged leases as discussed in Note 10. Contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$70	$43	$193	$127

Net interest margin	$48	$33	$135	$101
Selling and administrative expenses	21	18	61	50
Provision for losses	4	(4)	3	—

Segment income	$23	$19	$71	$51

Distribution Finance segment income increased $4 million during the third quarter of 2006 due to an increase in net interest margin ($15 million), partially offset by higher provision for losses ($8 million) and higher selling and administrative expenses ($3 million). The increase in net interest margin is the result of higher average finance receivables of $831 million ($11 million) and improved borrowing spreads ($3 million), partially offset by lower relative receivable pricing ($3 million). The increase in provision for losses primarily reflects a change in reserving requirements made in the third quarter of 2005, while no similar change was made in the corresponding quarter of 2006. The increase in selling and administrative expenses was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables improved to 2.39% from 2.58% for the three months ended September 30, 2006 and 2005, respectively.

The increase in segment income of $20 million during the first nine months of 2006 was primarily due to an increase in net interest margin ($34 million), partially offset by higher selling and administrative expenses ($11 million) and higher provision for losses ($3 million). Net interest margin increased primarily as a result of $711 million of higher average finance receivables ($27 million) and improved borrowing spreads ($11 million), partially offset by lower relative receivable pricing ($12 million). The increase in selling and administrative expenses was primarily a result of portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables improved to 2.43% from 2.58% for the nine months ended September 30, 2006 and 2005, respectively. The increase in provision for losses primarily reflects continued growth, partially offset by continued improvement in the credit quality of the portfolio.

Aviation Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$36	$26	$96	$73

Net interest margin	$13	$12	$39	$35
Selling and administrative expenses	5	4	15	12
Provision for losses	—	2	—	1

Segment income	$8	$6	$24	$22

Aviation Finance segment income increased $2 million during the third quarter of 2006 compared to the same period in 2005. An increase in net interest margin ($1 million) and a decrease in provision for losses ($2 million)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

was partially offset by higher selling and administrative expenses ($1 million). Net interest margin increased due to $352 million of higher average finance receivables ($2 million) and higher other income ($1 million), partially offset by an increase in relative borrowing costs ($2 million). The higher other income principally reflects higher investment income on retained interests in securitizations, partially offset by lower securitization gains. The decrease in provision for losses reflects continued improvements in portfolio quality.

Aviation Finance segment income increased $2 million during the first nine months of 2006 compared to the same period in 2005. An increase in net interest margin ($4 million) and a decrease in provision for losses ($1 million) were partially offset by higher selling and administrative expenses ($3 million). Net interest margin increased due to $172 million of higher average finance receivables ($4 million), higher relative receivable pricing ($1 million), and higher other income ($3 million), partially offset by an increase in relative borrowing costs ($4 million). The increase in selling and administrative expenses is primarily due to portfolio growth. The decrease in provision for losses reflects continued improvements in portfolio quality.

Golf Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$35	$26	$97	$74

Net interest margin	$14	$12	$40	$39
Selling and administrative expenses	5	5	14	15
Provision for losses	3	1	3	4

Segment income	$6	$6	$23	$20

Golf Finance segment income remained relatively unchanged during the third quarter of 2006. The increase in net interest margin principally reflects earnings on $375 million of higher average finance receivables ($3 million), partially offset by an increase in relative borrowing costs ($1 million). The increase in provision for losses primarily reflects specific reserving actions taken on one nonperforming loan.

The increase in Golf Finance segment income of $3 million during the first nine months of 2006 was due to higher net interest margin ($1 million), a decrease in selling and administrative expenses ($1 million), and a decrease in provision for losses ($1 million). The increase in net interest margin principally reflects earnings on $309 million of higher average finance receivables ($8 million), partially offset by an increase in relative borrowing costs ($3 million), and lower other income. The reduction in other income is primarily the result of higher syndication and securitization gains in 2005.

Resort Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$28	$25	$88	$66

Net interest margin	$12	$15	$46	$38
Selling and administrative expenses	6	7	17	21
Provision for losses	—	1	2	3

Segment income	$6	$7	$27	$14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Resort Finance segment income decreased $1 million during the third quarter of 2006 as lower provision for losses ($1 million) and lower selling and administrative expenses ($1 million), were more than offset by lower net interest margin ($3 million). The decrease in net interest margin primarily reflects lower other income ($5 million), partially offset by earnings on $138 million of higher average finance receivables ($2 million). The decrease in other income primarily reflects lower syndication income and a 2006 impairment charge related to assets acquired through repossession of collateral resulting from a troubled loan.

The increase in Resort Finance segment income of $13 million for the first nine months of 2006 primarily reflects higher net interest margin ($8 million) and lower selling and administrative expenses ($4 million). The higher net interest margin primarily reflects the recognition of previously suspended earnings and the recognition of a loan discount in earnings, which resulted from the successful collection of loans purchased at a discount ($6 million) and improved borrowing costs ($2 million), partially offset by lower other income ($3 million). The decrease in other income principally reflects lower income from syndications, securitizations, and prepayments.

Asset-Based Lending

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$23	$19	$67	$53

Net interest margin	$13	$13	$39	$36
Selling and administrative expenses	6	6	18	18
Provision for losses	5	1	13	2

Segment income	$2	$6	$8	$16

Asset-Based Lending segment income decreased during the third quarter of 2006 as compared to the corresponding period in 2005. An increase in average finance receivables and improved borrowing spreads were more than offset by higher provision for losses and lower relative receivable pricing. The higher provision for losses was the result of specific reserving action taken on two nonperforming loans.

The decrease in segment income of $8 million for the nine months ended September 30, 2006 primarily reflects higher provision for losses, partially offset by higher net interest margin. The higher net interest margin was the result of earnings on $165 million of higher average finance receivables ($7 million), and improved borrowing spreads ($5 million), partially offset by lower relative receivable pricing ($8 million) and lower other income ($1 million). The increase in provision for losses includes specific reserving actions taken on two nonperforming accounts during the first nine months of 2006.

Structured Capital

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$15	$10	$30	$34

Net interest margin	$11	$6	$18	$22
Selling and administrative expenses	1	—	3	2
Provision for losses	—	—	—	—

Segment income	$10	$6	$15	$20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Capital segment income increased by $4 million during the third quarter primarily reflecting higher net interest margin. The higher net interest margin principally reflects earnings on the sale of an option to purchase cash flows related to an asset subject to a leveraged lease ($7 million), partially offset by lower average finance receivables ($2 million).

The decrease in segment income of $5 million during the first nine months of 2006 reflects lower net interest margin, primarily due to lower average finance receivables and lower other income, partially offset by earnings on the sale of an option to purchase cash flows related to an asset subject to a leveraged lease ($7 million). The lower average finance receivables reflect the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income primarily reflects lower investment income and $3 million related to leveraged lease residual impairment charges recognized in the first and third quarters of 2006.

Other Segment

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)

Revenues	$5	$6	$15	$16

Net interest margin	$2	$3	$4	$6
Selling and administrative expenses	6	7	17	22
Provision for losses	(2)	3	(3)	7

Segment loss	$(2)	$(7)	$(10)	$(23)

Other segment loss during the third quarter of 2006 decreased $5 million primarily due to lower provision for losses. The decrease in provision for losses primarily reflects the reversal of reserves related to a $43 million franchise portfolio sale in the third quarter of 2006, in addition to relative stability in portfolio quality.

The loss in the Other segment during the first nine months of 2006 decreased by $13 million primarily due to lower selling and administrative expenses and lower provision for losses. The decrease in selling and administrative expenses is primarily the result of an impairment charge recognized in 2005 related to specialized computer software, and an overall decrease in operating expenses as the portfolio continues to liquidate. The decrease in provision for losses primarily reflects the reversal of reserves related to a $43 million franchise portfolio sale in the third quarter of 2006, in addition to relative stability in portfolio quality.

Selected Financial Ratios

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net interest margin as a percentage of average net investment(1)	5.91%	6.25%	5.98%	6.20%
Return on average equity	17.38%	11.94%	14.29%	10.91%
Return on average assets	2.20%	1.72%	1.88%	1.55%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.86%	2.00%	1.89%	1.99%
Operating efficiency ratio(3)	44.2%	50.1%	45.2%	50.5%
Net charge-offs as a percentage of average finance receivables	0.42%	0.47%	0.37%	0.43%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	September 30,		December 31,
	2006		2005

60+ days contractual delinquency as a percentage of finance receivables(4)	0.76%		0.79%
Nonperforming assets as a percentage of finance assets(5)	1.43%		1.53%
Allowance for losses on finance receivables as a percentage of finance receivables	1.15%		1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	93.9%		108.6%
Total debt to tangible shareholder’s equity(6)	7.20	x	6.19x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company will adopt SFAS 155 effective January 1, 2007 and does not expect the adoption to have a material impact on the valuation of its interests in securitized financial assets.

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

and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of September 30, 2006. The Company will adopt SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at September 30, 2006.

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

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13 “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income before income taxes. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, any change in the projected cash flows will be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings as of January 1, 2007. The Internal Revenue Service (“IRS”) has challenged both the ability to accelerate the timing of tax deductions and the amounts of those deductions related to certain leveraged lease transactions, which are more fully discussed in Note 10. Contingencies. Management believes the positions taken by the IRS are inconsistent with tax law in existence at the time the leases were originated and intends to vigorously defend the Company’s position. However, if the IRS were to prevail, the maximum potential adjustment to the Company’s net leveraged lease investment and retained earnings as of January 1, 2007 would be approximately $38 million.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. The Company will adopt SFAS 157 in the first quarter of 2008, and is currently evaluating the impact on its financial position and results of operations.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2006