Form 10-K
period 2006-12-30
TEXTRON FINANCIAL CORP
filed 2007-02-21
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

General

Textron Financial Corporation (“Textron Financial” or “the Company”) is a diversified commercial finance company with core operations in six segments. Asset-Based Lending provides asset-based loans to middle-market companies in several industries and provides factoring arrangements primarily for freight companies; Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance primarily extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory; and Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial Corporation’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing offered through Textron Business Services, Inc.

All of Textron Financial’s stock is owned by Textron Inc. (“Textron”), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 30, 2006, 18% of Textron Financial’s total managed finance receivables represent finance receivables originated in connection with the sale or lease of Textron manufactured products. For further information on Textron Financial’s relationship with Textron, see “Relationship with Textron” below.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial also maintains an Other segment that includes non-core assets related to franchise finance, media finance and other liquidating portfolios from product lines that were discontinued in 2001. The Company ceased finance receivable originations in these business markets, and continues to actively manage the accounts to maximize value as the accounts are collected or sold.

Consistent with the Company’s strategy to exit these non-core businesses, Textron Financial sold its small business direct portfolio (small business finance) in December 2003. The selected financial data in Item 6, and the discussion of the Company’s results in Item 7, exclude the results of this discontinued operation, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which is described in Note 3 to the consolidated financial statements in Item 8 of this Form 10-K.

For additional financial information regarding Textron Financial’s business segments, refer to Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.

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

Relationship with Textron

General

Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $1.0 billion in 2006, $0.8 billion in 2005 and $0.9 billion in 2004, for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $63 million in 2006, $41 million in 2005 and $77 million in 2004 for the purchase of operating lease equipment. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $10 million in 2006, $7 million in 2005 and $6 million in 2004, and operating lease revenues of $26 million in 2006 and 2005 and $24 million in 2004.

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

Agreements with Textron

Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. They are described below:

Receivables Purchase Agreement

Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $152 million at December 30, 2006 and $252 million at December 31, 2005, and operating leases of $183 million at December 30, 2006, and $162 million at December 31, 2005, were subject to recourse to Textron or due from Textron.

Support Agreement with Textron

Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial’s pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount “fixed charges”), as adjusted for the inclusion of required payments under the Support Agreement, will not be less than 125% of the Company’s fixed charges. No payments under the Support Agreement have ever been required. Textron Financial’s fixed-charge coverage ratios (as defined) were 159%, 177% and 189% for the years ended 2006, 2005 and 2004, respectively. Textron also has agreed to maintain Textron Financial’s consolidated shareholder’s equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial’s common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial’s lenders to enforce its provisions against Textron.

Tax Sharing Agreement with Textron

Textron Financial’s revenues and expenses are included in the consolidated federal tax return of Textron. The Company files some of its state income tax returns on a separate basis. Under a Tax Sharing Agreement with Textron, Textron Financial is allocated federal tax benefits and charges on the basis of statutory U.S. tax rates applied to the Company’s taxable income or loss included in the consolidated returns. The benefits of general business credits, foreign tax credits and any other tax credits are utilized in computing current tax liability. Textron Financial is paid for tax benefits generated and utilized in Textron’s consolidated federal and unitary or combined state income tax returns, whether or not the Company would have been able to utilize those benefits on a separate tax return. Income tax assets or liabilities are settled on a quarterly basis. Textron has agreed to lend Textron Financial, on a junior subordinated interest-free basis, an amount equal to Textron’s deferred income tax liability attributable to the manufacturing profit not yet recognized for tax purposes on products manufactured by Textron and financed by Textron Financial. Borrowings under this arrangement are reflected in “Amounts due to Textron Inc.” on the Consolidated Balance Sheets in Item 8 of this Form 10-K.

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

Employees

As of December 30, 2006, Textron Financial had 1,237 employees. The Company is not subject to any collective bargaining agreements.

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

The Company has developed underwriting procedures for each operating unit that assesses a prospective customer’s ability to perform in accordance with financing terms. These procedures include:

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

Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer, Textron Financial’s Credit Committee, or the Chairman and Chief Executive Officer depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. As of December 30, 2006, Textron Financial’s Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President and Treasurer, and Group President of the Revolving Credit Group.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. The largest concentration of domestic receivables was in the Southeastern U.S., representing 25% of Textron Financial’s total managed finance receivable portfolio at December 30, 2006. At December 30, 2006, international receivables represented 17% of Textron Financial’s managed finance receivable portfolio. For additional information regarding Textron Financial’s concentrations, see Note 5 to the consolidated financial statements in Item 8 of this Form 10-K.

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

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At December 30, 2006, the Company’s largest single counterparty credit exposure was $9 million.

Interest Rate Risk Management

Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company’s internal policies limit the aggregate mismatch of floating-rate assets and liabilities to 10% of total assets. For additional information regarding Textron Financial’s interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity,” in Item 7 of this Form 10-K.

Foreign Exchange Risk Management

A portion of the finance assets owned by Textron Financial are located outside of the United States. These receivables are generally in support of Textron’s overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency receivables primarily denominated in Canadian Dollars and Australian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company’s financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge its foreign currency exposures.

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

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition and results of operations, perhaps materially.

We may be unable to effectively mitigate pricing pressures

Our profitability is directly affected by our ability to competitively price the financial services we provide. Pricing pressures arise out of a divergence in the perception of customers’ value expectations for a particular service, and the price at which we can viably offer that service. These pressures are impacted by a number of factors, including but not limited to the competitive environment in which we operate, our ability to efficiently borrow cost-effective capital at rates consistent with our credit profile, and our cost structure.

Our business is dependent on its continuing access to reliable capital markets

We depend on our ability to access reliable sources of capital in order to fund asset growth, fund operations, and meet debt obligations and other commitments. We currently raise capital through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables. Additional liquidity is provided through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If our credit ratings were to be lowered, we might face higher borrowing costs, a disruption of our ability to access the capital markets or both. We could also lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of our access to the capital markets could adversely affect our business and profitability.

If we are unable to maintain portfolio credit quality, our financial performance may be adversely affected

A key determinant of financial performance will be our ability to maintain the quality of loans, leases and other credit products in its finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations or general economic downturns. Any inability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.

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

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect our profitability

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

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

Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout North America. For additional information regarding Textron Financial’s lease obligations, see Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.

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

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $89 million, $109 million and $80 million were declared and paid in 2006, 2005 and 2004, respectively. For additional information regarding restrictions as to dividend availability, see Note 10 to the consolidated financial statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

The following data has been recast to reflect discontinued operations and should be read in conjunction with Textron Financial’s consolidated financial statements in Item 8 of this Form 10-K.

	For the years ended(1)
	2006		2005		2004		2003		2002
	(Dollars in millions)

Results of Operations
Finance charges	$652		$464		$369		$404		$413
Securitization gains	42		49		56		43		45
Rental revenues on operating leases	32		32		29		29		27
Other income	72		83		91		96		99
Income from continuing operations	153		114		94		79		76
Cumulative effect of change in accounting principle, net of income taxes	—		—		—		—		15
(Loss) income from discontinued operations, net of income taxes	(1)		(3)		—		1		(1)
Net income	152		111		94		80		60
Balance Sheet Data
Total finance receivables	$8,310		$6,763		$5,837		$5,135		$5,534
Allowance for losses on finance receivables	93		96		99		119		145
Equipment on operating leases — net	238		231		237		210		255
Total assets	9,000		7,441		6,738		6,333		6,654
Short-term debt	1,779		1,200		1,307		520		917
Long-term debt	5,083		4,220		3,476		3,887		3,923
Deferred income taxes	497		461		453		390		398
Shareholder’s equity	1,142		1,050		1,035		1,009		1,021
Debt to tangible shareholder’s equity(2)	7.10	x	6.19	x	5.53	x	5.24	x	5.59	x
SELECTED DATA AND RATIOS
Profitability
Net interest margin as a percentage of average net investment(3)	5.81%		6.40%		7.14%		6.92%		6.89%
Return on average equity(4)	14.13%		11.17%		9.49%		7.86%		7.59%
Return on average assets(5)	1.84%		1.58%		1.49%		1.25%		1.18%

For the years ended(1)
2006	2005	2004	2003	2002
(Dollars in millions)

Selling and administrative expenses as a percentage of average managed and serviced finance receivables(6)	1.84%	2.01%	2.01%	1.98%	1.71%
Operating efficiency ratio(7)	45.1%	48.8%	47.1%	46.8%	39.8%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables(8)	0.77%	0.79%	1.47%	2.39%	2.86%
Nonperforming assets as a percentage of finance assets(9)	1.28%	1.53%	2.18%	2.80%	3.41%
Allowance for losses on finance receivables as a percentage of finance receivables	1.11%	1.43%	1.70%	2.32%	2.62%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	123.1%	108.6%	83.7%	78.4%	81.7%
Net charge-offs as a percentage of average finance receivables	0.38%	0.51%	1.48%	2.08%	1.83%
Ratio of allowance for losses on finance receivables to net charge-offs	3.2	x	3.1	x	1.3	x	1.0	x	1.4	x

(1)	Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

(2)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

(3)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(4)	Return on average equity excludes the cumulative effect of change in accounting principle.

(5)	Return on average assets excludes the cumulative effect of change in accounting principle.

(6)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(7)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(8)	Delinquency excludes any captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(9)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Textron Financial is in the business of originating and servicing commercial finance receivables for Textron-related products and other commercial markets. The principal factors that influence our earnings are the quantity, credit quality and mix of finance assets across product lines and industries, and fees earned related to these finance assets and services. For finance receivables, net interest margin equals the difference between revenue earned on finance receivables, including fee income, and the cost of borrowed funds. For operating leases, net interest margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. On certain types of finance receivables, interest rates earned are fixed at the time the contracts are originated, while other types are based on floating-rates that are generally tied to changes in the prime rate offered by major banks or the London Interbank Offered Rate (“LIBOR”). Rental charges on operating leases may be fixed at the time the contracts are originated or based on floating-rates that are generally tied to changes in LIBOR.

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

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes only the finance receivables owned and reported on the consolidated balance sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations and whole-loan sale transactions, where we have retained substantial credit risk. The serviced basis includes managed receivables and serviced-only receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

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

Key Business Initiatives and Trends

During 2006, we generated significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $1.2 billion, or 14% primarily in Distribution Finance ($760 million), Aviation Finance ($275 million), and Resort Finance ($157 million). We expect continued growth in 2007.

Portfolio quality statistics reflected continued improvements in 2006 compared with the same period in 2005. While portfolio quality statistics continue to improve, the collectibility of our finance receivable portfolio remains one of our most significant business risks. Nonperforming assets as a percentage of total finance assets decreased to 1.28% at December 30, 2006 from 1.53% at December 31, 2005, and 60+ day delinquency as a percentage of finance receivables decreased to 0.77% at December 30, 2006 from 0.79% at December 31, 2005. The continued strength of these portfolio quality indicators, combined with continued reductions in the level of loan losses resulted in a reduction of the rate utilized to establish the allowance for losses in several of our portfolios. This resulted in a $7 million reduction in provision for losses during 2006. We expect relative stability in these statistics during 2007; however, we could experience an out-of-trend result in any one quarter.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.81% at year-end 2006 compared with 6.40% in the same period in 2005. The decline is primarily attributable to a lower proportion of other income and securitization gains to total revenues, which was partially offset by the effect of improved borrowing spreads.

Operating efficiency (the ratio of selling and administrative expenses divided by net interest margin) improved from 48.8% in 2005 to 45.1% in 2006, despite the decrease in net interest margin percentage. The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

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

During 2006, Textron Financial established a commercial paper program in Canada to support growth of its Canadian business activities. Borrowing under this program commenced in early July 2006. We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at December 30, 2006 or December 31, 2005.

The Company’s committed credit facilities at December 30, 2006 were as follows:

				Amount Not Reserved
				as Support for
			Letters of Credit	Commercial Paper
		Commercial Paper	Issued under	and Letters of
	Facility Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2011	$1,750	$1,719	$13	$18
Textron multi-year facility expiring in 2011	1,250	—	23	1,227

Total	$3,000	$1,719	$36	$1,245

During the fourth quarter of 2006, Textron Financial and Textron Financial Canada Funding Corp. renewed their joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of public debt securities. Textron Financial and Textron Financial Canada Funding Corp. may issue an unlimited amount of debt securities under this registration statement. The registration statement amends Textron Financial’s previously filed statement. During 2006, $1.8 billion of term debt and CAD 100 million of term debt were issued under these registration statements. The USD and CAD proceeds from these issuances were used to fund receivable growth and repay short-term debt.

The following table summarizes Textron Financial’s contractual payments and receipts as of December 30, 2006, for the specified periods:

	Payments / Receipts Due by Period
	Less than	1-2	2-3	3-4	4-5	More than
	1 year	Years	Years	Years	Years	5 years	Total
	(In millions)

Contractual payments:
Commercial paper and other short-term debt	$1,779	$—	$—	$—	$—	$—	$1,779
Term debt	1,118	966	1,562	833	442	209	5,130
Operating lease rental payments	6	5	4	3	3	1	22

Total contractual payments	2,903	971	1,566	836	445	210	6,931

Cash and receipts:
Finance receivable receipts	3,554	1,396	821	497	504	1,538	8,310
Operating lease rental receipts	30	23	20	18	15	26	132

Total receipts	3,584	1,419	841	515	519	1,564	8,442
Cash	47	—	—	—	—	—	47

Total cash and receipts	3,631	1,419	841	515	519	1,564	8,489

Net cash and receipts (payments)	$728	$448	$(725)	$(321)	$74	$1,354	$1,558

Cumulative net cash and receipts	$728	$1,176	$451	$130	$204	$1,558

Finance receivable receipts related to finance leases and term loans are based on contractual cash flows. Finance receivable receipts related to revolving loans are based on historical cash flow experience. These amounts could differ due to prepayments, charge-offs and other factors. Receipts and payments exclude finance charges from receivables, debt interest payments, proceeds from the sale of operating lease equipment and other items.

At December 30, 2006, Textron Financial had unused commitments to fund new and existing customers under $1.3 billion of committed revolving lines of credit as compared with $1.2 billion at December 31, 2005. These loan commitments generally have an original duration of less than three years. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Textron Financial’s credit ratings are as follows: Standard & Poor’s (A- long-term, A2 short-term, outlook stable), Moody’s Investors Service (A3 long-term, P2 short-term, outlook stable) and Fitch Ratings (A- long-term, F2 short-term, outlook positive).

Cash provided by operating activities of continuing operations totaled $338 million in 2006, $247 million in 2005 and $161 million in 2004. The increase in the cash provided in 2006 was primarily due to an increase in income from continuing operations, an increase in deferred tax liabilities and the timing of accrued interest and other liabilities. The increase in the cash provided in 2005 was primarily due to the timing of accrued interest and other liabilities, principally as a result of a $60 million income tax payment in the first quarter of 2004 and an increase in income from continuing operations.

Cash used by investing activities of continuing operations totaled $1,680 million in 2006, $950 million in 2005 and $756 million in 2004. The decrease in cash flows in 2006 was largely the result of increased growth in the finance receivable portfolio, as compared with 2005, partially offset by an increase in proceeds from receivable sales, which were generated primarily by sales of participating interests in loans the Company originated and continue to service. The decrease in cash flows in 2005 was largely the result of a $122 million increase in finance receivable originations, net of cash collections as compared with 2004, and lower proceeds from disposition of operating leases and other assets of $33 million.

Cash provided by financing activities of continuing operations totaled $1,391 million in 2006, $587 million in 2005 and $361 million in 2004. The increase in cash flows during 2006 and 2005 principally reflects an increase in debt outstanding to fund asset growth.

Net cash used by discontinued operations in 2006 and 2005 reflects cash reimbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003. This agreement was terminated in 2006.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at December 30, 2006, compared with 84% at December 31, 2005. Our ratio of earnings to fixed charges was 1.59x in 2006, 1.77x in 2005 and 1.89x in 2004. Commercial paper and Other short-term debt as a percentage of total debt was 26% at December 30, 2006, compared with 22% at December 31, 2005.

In 2006, Textron Financial declared and paid $89 million of dividends to Textron, compared with $109 million of dividends declared and paid in 2005. The lower level of dividends in 2006 relates to an increase in the amount of equity required to support our receivable portfolio growth. Textron contributed capital of $27 million to Textron Financial in 2006 compared with $9 million in 2005. The 2006 contribution consisted primarily of $18 million to support the acquisition of a company with $164 million of finance receivables in the Distribution Finance segment. The remaining $9 million in both 2006 and 2005 represents dividends received on Textron preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

Off-Balance Sheet Arrangements

Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments. We have sold receivables in whole-loan sales in which we retain a continuing interest, through limited credit enhancement, in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk.

Textron Financial utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify funding alternatives. These arrangements are an important source of funding that provided net proceeds of $50 million and $361 million in 2006 and 2005, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. We have used the proceeds from these arrangements to fund the origination of new finance receivables and to retire commercial paper. Gains related to these transactions amounted to $42 million and $49 million in 2006 and 2005, respectively. Cash collections on current and prior period securitization gains were $54 million and $56 million for 2006 and 2005, respectively.

Termination of off-balance sheet financing arrangements would reduce our short-term funding alternatives. While these arrangements do not contain provisions that require Textron Financial to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these arrangements include deterioration in finance receivable portfolio quality, downgrades in our debt credit ratings, and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We do not expect any of these factors to have a material impact on the Company’s liquidity or income from operations.

The retained subordinate interests related to off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are recorded in Other assets on the Consolidated Balance Sheets and amounted to $179 million and $208 million at December 30, 2006 and December 31, 2005, respectively. These interests are typically subordinate to other investors’ interests in the off-balance sheet structure, and therefore, realization of these interests is dependent on repayment of other investors’ interests and, ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests exposes us to risks similar to that of ownership of these finance receivables. We do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests.

Following the initial sale, and on an ongoing basis, the retained subordinate interests are maintained at fair value in Other assets on the Consolidated Balance Sheets. We estimate fair values based on the present value of future cash flows expected under our best estimates of key assumptions — credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. The assumptions used to record the initial gain on sale and used to measure the continuing fair value of the retained interests, along with the impact of changes in these assumptions are described in Note 6 to the consolidated financial statements in Item 8 of this Form 10-K.

Whole-loan finance receivable sales, in which we maintain a continuing interest, differ from securitizations as loans are sold directly to investors and no portion of the sale proceeds is deferred. Limited credit enhancement is occasionally provided for these transactions in the form of a contingent liability related to finance receivable credit losses and, to a lesser extent, prepayment risk. As of December 30, 2006, we have no remaining contingent liabilities related to credit losses or prepayment risk associated with whole-loan sales.

On December 19, 2003, the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. We entered into a loss sharing agreement related to the sale, which required us to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. A liability of $14 million was originally recorded representing the estimated fair value of the guarantee. During the fourth quarter of 2006, we entered into a settlement agreement with the purchaser, which terminated our obligation to reimburse the purchaser for future losses. The settlement resulted in a $1 million loss, net of tax from discontinued operations in 2006.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	2006		2005
	(Dollars in millions)

Distribution Finance	$3,753	37%	$2,993	33%
Aviation Finance	1,939	19%	1,664	19%
Golf Finance	1,518	15%	1,435	16%
Resort Finance	1,295	13%	1,138	13%
Asset-Based Lending	864	8%	764	8%
Structured Capital	730	7%	689	8%
Other Segment	142	1%	312	3%

Total managed finance receivables	$10,241	100%	$8,995	100%

Managed finance receivables increased $1.2 billion, primarily as a result of growth in Distribution Finance, which included a $164 million acquisition in the second quarter of 2006, Aviation Finance, and Resort Finance. The $170 million decrease in the Other segment represents a $43 million franchise finance portfolio sale in the third quarter of 2006, and the continued portfolio collections and prepayments of the liquidating portfolios.

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

The following table sets forth certain information about nonperforming assets and the related percentages of each business segment’s owned finance assets.

	2006		2005		2004
	(Dollars in millions)

Golf Finance	$29	1.89%	$13	0.99%	$26	2.34%
Resort Finance	16	1.22%	31	2.67%	53	4.44%
Asset-Based Lending	16	1.81%	6	0.81%	7	1.17%
Aviation Finance	12	0.70%	14	1.07%	12	0.96%
Distribution Finance	7	0.28%	2	0.11%	5	0.43%
Other	33	19.74%	45	13.64%	37	8.35%

Total nonperforming assets	$113	1.28%	$111	1.53%	$140	2.18%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. The increase in Golf Finance is primarily the result of two delinquent golf course mortgage loans whose operations were affected by the prolonged effects of Hurricane Katrina. The increase in Asset-Based Lending is the result of two loans in unrelated industries. The improvement in Resort Finance and the Other segment principally reflects charge-offs against existing reserves and remedial collection activity. The Other segment continues to comprise a disproportionate amount of nonperforming assets, accounting for 29% of total nonperforming assets while comprising less than 2% of total finance assets at December 30, 2006.

The nonperforming asset decrease in 2005 was primarily attributable to the core businesses, including Resort Finance ($22 million) and Golf Finance ($13 million), largely related to improved general economic conditions. The decrease was partially offset by an increase in the Other segment. The Other segment increased $8 million in 2005 from 2004 primarily related to one media finance loan and one syndicated bank loan. The Company expects modest improvement as these portfolios liquidate. However, the Company could realize a temporary, out-of-trend result in any one quarter.

The preceding nonperforming assets table does not include captive receivables with recourse to Textron. Captive receivables with recourse that were 90 days or more delinquent amounted to $2 million and $8 million at the years ended 2006 and 2005, respectively, and were 1.4% and 3.3% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $0.3 million, $2 million and $3 million for the years ended 2006, 2005 and 2004, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired, however C&A continues to make payments. The outstanding balance on these leases totaled $61 million at the end of 2006 and $70 million at the end of 2005. We have not classified this lease as nonaccrual due to the performance guarantee from Textron.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At December 30, 2006, floating-rate liabilities in excess of floating-rate assets were $431 million, net of $2.9 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, and $46 million of interest rate exchange agreements, which effectively converted fixed-rate finance receivables to a floating-rate equivalent.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable-rate receivable yields. We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-

month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at December 30, 2006, indicates that an increase in interest rates of 100 basis points would have a negative impact on net income and cash flows of $2 million for the following twelve-month period.

Financial Risk Management

Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements. The objective of entering into such agreements is not to speculate for profit, but generally to convert variable-rate debt into fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve match-funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. We do not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt increased interest expense by $27 million in 2006 and decreased interest expense by $11 million and $40 million in 2005 and 2004, respectively.

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $28 million and $39 million at December 30, 2006 and December 31, 2005, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

Critical Accounting Policies

Allowance for Losses on Finance Receivables

We evaluate our allowance for losses on finance receivables based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends. We estimate losses will range from 0.3% to 6.0% of finance receivables depending on the specific homogeneous loan pool. For larger balance commercial loans, we also consider borrower specific information, industry trends and estimated discounted cash flows are considered, as well as the factors described above for homogeneous loan pools.

Provision for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover losses inherent in the owned finance receivable portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. The allowance for losses on finance receivables currently represents 1.11% of total finance receivables. During the last five years, net charge-offs as a percentage of finance receivables have ranged from 0.38% to 2.08%.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. The annual impairment test was completed in the fourth quarter of 2006 using the estimates from our long-term strategic plan. No adjustment was required to the carrying value of goodwill based on the analysis performed.

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

A compounded annual growth rate assumption of 5% was used in 2006 to estimate cash flows beyond the multi-year business plan period. Other significant assumptions utilized were an estimated cash flow discount rate of 11% and an effective tax rate of 36%. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different potentially resulting in an impairment charge. These assumptions involve significant levels of judgment, however, a 10% adverse change in any one, or a combination of these factors would not have resulted in an impairment charge. Management believes that while future growth, discount rates and tax rates have the potential to change with evolving market conditions, no significant, imminent changes in these assumptions are likely.

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

We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, we determine whether the decline in fair value is other than temporary. When we determine the value of the decline is other than temporary, we write down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the retained interests is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. Refer to Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for a summary of key assumptions used to record initial gains related to the sale of finance receivables through securitizations and to measure the current fair value of the retained interests, along with the sensitivity of the fair values to adverse changes in these assumptions.

Results of Operations

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	2006	2005	2004
	(Dollars in millions)

Finance charges	$652	$464	$369
Securitization gains	42	49	56
Rental revenues on operating leases	32	32	29
Other income	72	83	91

Total revenues	$798	$628	$545
Interest expense	351	218	154
Depreciation of equipment on operating leases	17	19	18

Net interest margin	$430	$391	$373

Portfolio yield	9.11%	7.91%	7.35%
Net interest margin as a percentage of average net investment	5.81%	6.40%	7.14%

2006 vs. 2005

The increase in finance charges of $188 million compared with the corresponding period in 2005 principally reflected earnings on $1,339 million of higher average finance receivables ($103 million) and a higher interest rate environment ($90 million). The increase in average finance receivables was largely due to growth in Distribution Finance ($736 million), Golf Finance ($308 million), and Aviation Finance ($242 million). The decrease in other income primarily reflects lower residual gains, impairment charges recognized on a leveraged lease residual in Structured Capital, and lower fee income.

Net interest margin increased $39 million in 2006, compared with 2005, but decreased as a percentage of average net investment (0.59%). The increase in dollars principally reflects growth in average finance receivables ($54 million), partially offset by a decrease in securitization and other income ($18 million). Interest expense increased $133 million reflecting higher average debt levels of $1,092 million to fund receivable growth ($47 million) and a higher interest rate environment ($101 million), partially offset by improved credit spreads resulting from the maturity and replacement of debt issued during periods of relatively lower market liquidity. Net interest margin percentage decreased primarily due to a lower proportion of other income and securitization gains to total revenue.

2005 vs. 2004

The increase in finance charges of $95 million compared with the corresponding period in 2004 principally reflected earnings on $855 million of higher average finance receivables ($62 million), and a higher interest rate environment ($98 million). This increase was partially offset by lower relative receivable pricing ($65 million) resulting from the loss of the Prime rate floor benefit experienced in 2004 and a shift in the mix of the fixed rate portfolio from relatively higher yield assets in Structured Finance to lower yield assets in Golf Finance and Aviation Finance. The increase in average finance receivables primarily related to growth in Distribution Finance, Golf Finance, Aviation Finance, and Asset-Based Lending, partially offset by the continued liquidation of non-core assets in the Other segment. Other income decreased largely due to lower prepayment income in Structured Finance ($10 million) and in the media and franchise liquidating portfolios ($4 million).

Net interest margin increased in 2005 despite a decrease in net interest margin percentage of 0.74%. The increase principally reflects growth in average finance receivables, partially offset by higher interest expense ($64 million). The increase in interest expense reflects higher average debt levels to fund receivable growth ($26 million), and a higher interest rate environment ($89 million), partially offset by improved credit spreads on debt issuances ($50 million). While the benefit of these improved credit spreads substantially offset the impact of lower relative receivable pricing and the loss of the Prime rate floor benefit, net interest margin percentage decreased primarily due to lower Other income and a shift in the mix of the fixed rate portfolio.

Selling and Administrative Expenses

	2006	2005	2004
	(Dollars in millions)

Selling and administrative expenses	$194	$191	$176

Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.84%	2.01%	2.01%
Operating efficiency ratio	45.1%	48.8%	47.1%

2006 vs. 2005

Selling and administrative expenses increased $3 million in 2006 compared with the same period in 2005 primarily reflecting higher employee compensation and benefits expense ($8 million) as a result of portfolio receivable growth and increased performance-based compensation tied to the Company’s improved profitability, partially offset by lower depreciation expense ($4 million). The improvements in selling and administrative expenses as a percentage of average managed and serviced finance receivables and in the operating efficiency ratio reflected continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

2005 vs. 2004

The increase in selling and administrative expenses in 2005 was primarily attributable to higher employee salaries and benefits expense ($14 million) as a result of portfolio receivable growth, increased performance based compensation tied to the Company’s improved profitability ($7 million), higher pension costs ($2 million) and stock option expense ($2 million).

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	2006	2005	2004
	(Dollars in millions)

Allowance for losses on finance receivables beginning of period	$96	$99	$119
Provision for losses	26	29	58
Less net charge-offs:
Resort Finance	7	10	34
Asset-Based Lending	7	—	2
Distribution Finance	6	10	13
Aviation Finance	2	2	7
Golf Finance	1	3	3
Other	6	7	20

Total net charge-offs	29	32	79
Acquisitions and other	—	—	1

Allowance for losses on finance receivables end of period	$93	$96	$99

Net charge-offs as a percentage of average finance receivables	0.38%	0.51%	1.48%
Allowance for losses on finance receivables as a percentage of total finance receivables	1.11%	1.43%	1.70%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	123.1%	108.6%	83.7%

2006 vs. 2005

Provision for losses decreased $3 million reflecting sustained improvement in portfolio quality. These sustained improvements resulted in a reduction of the rate utilized to establish the allowance for losses in several of our portfolios. The change in loss rates utilized accounted for a $7 million reduction in provision for losses during 2006. The decrease in net charge-offs of $3 million principally reflects improvements in Distribution Finance ($4 million), Resort Finance ($3 million) and Golf Finance ($2 million), partially offset by an increase in Asset-Based Lending ($7 million).

2005 vs. 2004

The decrease in provision for losses reflects sustained improvement in portfolio quality as well as a shift in the mix of the portfolio, reflecting growth in Distribution Finance, which has traditionally experienced lower levels of net charge-offs as compared with the Company’s total receivable portfolio. Provision for losses in Resort Finance decreased by $28 million reflecting no significant additions to nonperforming assets in 2005. In addition, we experienced lower net charge-offs in the Other segment reflecting the continued liquidation of its non-core assets.

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

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.0	1.3	1.3
Tax exempt interest	(0.2)	(1.1)	(0.8)
Foreign tax rate differential	(4.0)	(2.7)	(1.5)
Canadian dollar functional currency	(5.5)	—	—
Change in state valuation allowance	1.6	1.1	(1.2)
Interest on tax contingencies — leveraged leases	2.7	1.1	0.8
Tax credits	(2.1)	(0.8)	(1.0)
Other, net	(1.2)	(0.3)	(0.1)

Effective income tax rate	27.3%	33.6%	32.5%

The effective tax rate decreased to 27.3% in 2006 from 33.6% in 2005 and 32.5% in 2004. The decrease in 2006 is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in the third quarter of 2006, an increase in tax credits and the effects of events related to cross-border financings, partially offset by an increase in interest on tax contingencies primarily associated with leveraged leases as discussed in Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.

Discontinued Operations, net of Income Tax Benefit

Loss from discontinued operations, net of income tax benefit was $1 million and $3 million in 2006 and 2005, respectively. The $1 million loss reflects the fourth quarter 2006 settlement of the loss sharing agreement related to the 2003 sale of the small business direct portfolio. The $3 million loss in 2005 relates to a revision to the estimated fair value of the guarantee associated with the loss sharing agreement recorded upon the sale of the small business direct portfolio in 2003.

Operating Results by Segment

Segment income presented in the tables below represents income from continuing operations before income taxes.

Distribution Finance

	2006	2005	2004
	(In millions)

Revenues	$268	$178	$159

Net interest margin	$185	$140	$143
Selling and administrative expenses	82	68	62
Provision for losses	4	2	8

Segment income	$99	$70	$73

Distribution Finance segment income increased $29 million in 2006, compared with the same period in 2005, primarily reflecting higher net interest margin ($45 million), partially offset by an increase in selling and administrative expenses ($14 million). The increase in net interest margin principally reflects $736 million of higher average finance receivables ($37 million) and higher fee income ($9 million). Selling and administrative expenses increased largely due to receivable portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced finance receivables decreased to 2.35% in 2006 from 2.64% in 2005.

The decrease in segment income of $3 million in 2005 reflects lower net interest margin ($3 million), and higher selling and administrative expenses ($6 million), partially offset by lower provision for losses ($6 million). The reduction in net interest margin principally reflects higher revenues on $414 million of higher average finance receivables ($32 million), and improved borrowing spreads ($9 million), partially offset by lower relative receivable pricing ($39 million). The reduction in relative receivable pricing is primarily attributable to the loss of the Prime rate floor benefit experienced in 2004. The increase in selling and administrative expenses was due to portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced receivables decreased to 2.64% in 2005 from 3.00% in 2004. The lower provision for losses primarily reflected a change in reserving requirements, reflecting sustained improvements in credit quality.

Aviation Finance

	2006	2005	2004
	(In millions)

Revenues	$133	$107	$79

Net interest margin	$52	$51	$39
Selling and administrative expenses	21	16	14
Provision for losses	—	3	1

Segment income	$31	$32	$24

Net interest margin in the Aviation Finance segment increased $1 million primarily due to a $242 million increase in average finance receivables, partially offset by lower securitization gains. The decrease in Aviation Finance segment income in 2006 also reflects higher selling and administrative expenses ($5 million) and lower provision for losses ($3 million). The increase in selling and administrative expenses is largely due to portfolio growth and reorganization expenses incurred to enable additional growth in future periods. The decline in provision for losses principally reflects continued improvements in portfolio quality.

The increase in Aviation Finance segment income of $8 million in 2005 was primarily the result of higher net interest margin. Net interest margin increased largely due to higher revenues on $200 million of higher average finance receivables ($5 million), improved borrowing spreads ($8 million) and higher other income ($2 million), partially offset by lower relative receivable pricing ($3 million). The increase in other income primarily reflects impairment charges on retained interests in securitizations recorded in 2004.

Golf Finance

	2006	2005	2004
	(In millions)

Revenues	$132	$102	$80

Net interest margin	$54	$52	$41
Selling and administrative expenses	19	21	18
Provision for losses	3	6	7

Segment income	$32	$25	$16

The increase in Golf Finance segment income of $7 million reflects higher net interest margin resulting from a $308 million increase in average finance receivables ($2 million), lower provision for losses ($3 million) and lower selling and administrative expenses ($2 million). The lower provision for losses primarily reflects improvements in portfolio quality. The decrease in selling and administrative expenses primarily reflects lower employee compensation and benefits expense.

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

Resort Finance

	2006	2005	2004
	(In millions)

Revenues	$118	$91	$85

Net interest margin	$61	$51	$57
Selling and administrative expenses	23	29	23
Provision for losses	6	4	32

Segment income	$32	$18	$2

The increase in Resort Finance segment income of $14 million in 2006 primarily reflects a $10 million increase in net interest margin and a $6 million decrease in selling and administrative expenses. The increase in net interest margin principally reflects the recognition of previously suspended earnings and the recognition of a loan discount in earnings, which resulted from the successful collection of loans purchased at a discount ($6 million). The decrease in selling and administrative expenses was largely due to lower legal and collection expenses resulting from improvements in portfolio quality.

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

Asset-Based Lending

	2006	2005	2004
	(In millions)

Revenues	$90	$75	$56

Net interest margin	$51	$51	$44
Selling and administrative expenses	23	25	22
Provision for losses	16	1	5

Segment income	$12	$25	$17

Asset-Based Lending segment income decreased $13 million in 2006 compared with the same period in 2005, principally due to a $15 million increase in provision for losses. The increase in provision for losses principally reflects specific reserving actions taken on two nonperforming loans in unrelated industries.

The increase in Asset-Based segment income of $8 million in 2005 principally reflects higher net interest margin and lower provision for losses. Net interest margin increased as a result of earnings on $150 million of higher average finance receivables ($9 million), and improved borrowing spreads ($4 million), partially offset by lower relative receivable pricing ($6 million). The decrease in provision for losses primarily reflects the absence of a need to create reserves for specific nonperforming accounts as compared with 2004.

Structured Capital

	2006	2005	2004
	(In millions)

Revenues	$38	$54	$52

Net interest margin	$21	$38	$33
Selling and administrative expenses	4	4	3
Provision for losses	—	—	—

Segment income	$17	$34	$30

Structured Capital segment income decreased $17 million due to a decrease in net interest margin. The decrease in net interest margin principally reflects $90 million of lower average finance receivables and lower other income, partially offset by earnings on the sale of an option to purchase cash flows related to an asset subject to a leveraged lease ($7 million). The lower average finance receivables reflect the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income reflects a $7 million gain recognized upon the sale of a note receivable in the fourth quarter of 2005, impairment charges taken on a leveraged lease residual, and lower investment income.

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

Other Segment

	2006	2005	2004
	(In millions)

Revenues	$19	$21	$34

Net interest margin	$6	$8	$15
Selling and administrative expenses	22	28	33
Provision for losses	(3)	13	5

Segment loss	$(13)	$(33)	$(23)

The $20 million decrease in Other segment loss in 2006 principally reflects lower selling and administrative expenses and lower provision for losses. The decrease in selling and administrative expenses is primarily the result of an impairment charge recognized in 2005 related to specialized computer software, and an overall decrease in operating expenses as the portfolio continues to liquidate. The decrease in provision for losses primarily reflects the reversal of reserves related to a $43 million franchise portfolio sale in the third quarter of 2006, in addition to relative stability in portfolio quality.

The increase in Other segment loss reflected lower net interest margin ($7 million) and an increase in provision for losses ($8 million), partially offset by lower selling and administrative expenses ($5 million), resulting from portfolio liquidation. The decrease in net interest margin largely reflects lower average finance receivables as a result of the continued liquidation of the portfolio and lower prepayment income in the media and franchise portfolios, partially offset by a reduction in other asset impairment charges as compared with 2004. The increase in provision for losses reflects an increase in specific reserves related to one account in the syndicated bank loan portfolio and one account in the media finance portfolio.

Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company adopted SFAS 155 effective January 1, 2007 and does not expect the adoption to have a material impact on the valuation of its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of December 30, 2006. The Company adopted SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at December 30, 2006.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company is currently assessing the impact of adopting the Interpretation. However, the Company does not expect that implementation of the Interpretation will have a material effect on its results of operations or financial position.

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13,“Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. The adoption of this Staff Position resulted in a $33 million reduction in the Company’s net leveraged lease investment and retained earnings in the first quarter of 2007.

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

Forward-looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other port-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; and (l) performance of acquisitions.

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

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006.

The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements of Textron Financial Corporation and has issued an attestation report on our assessment of the effectiveness of Textron Financial Corporation’s internal control over financial reporting as of December 30, 2006, as stated in its reports, which are included herein.

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

February 13, 2007

/s/  Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and
Chief Financial Officer

February 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Textron Financial Corporation

We have audited management’s assessment, included in the accompanying Report of Management, that Textron Financial Corporation (the “Company’’) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Textron Financial Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Textron Financial Corporation as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, cash flows and changes in shareholder’s equity for each of the three years in the period ended December 30, 2006 of Textron Financial Corporation and our report dated February 13, 2007 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Textron Financial Corporation

We have audited the accompanying consolidated balance sheets of Textron Financial Corporation (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, cash flows and changes in shareholder’s equity for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 30, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Textron Financial Corporation’s internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 13, 2007

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended December 30, 2006

	2006	2005	2004
	(In millions)

Finance charges	$652	$464	$369
Securitization gains	42	49	56
Rental revenues on operating leases	32	32	29
Other income	72	83	91

Total revenues	798	628	545
Interest expense	351	218	154
Depreciation of equipment on operating leases	17	19	18

Net interest margin	430	391	373
Selling and administrative expenses	194	191	176
Provision for losses	26	29	58

Income from continuing operations before income taxes	210	171	139
Income taxes	57	57	45

Income from continuing operations	153	114	94
Loss from discontinued operations, net of income tax benefit	(1)	(3)	—

Net income	$152	$111	$94

See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
	(In millions)

Assets
Cash and equivalents	$47	$10
Finance receivables, net of unearned income:
Distribution finance receivables	2,423	1,654
Revolving loans	1,948	1,633
Installment contracts	1,674	1,374
Golf course and resort mortgages	1,060	1,020
Leveraged leases	615	569
Finance leases	590	513

Total finance receivables	8,310	6,763
Allowance for losses on finance receivables	(93)	(96)

Finance receivables — net	8,217	6,667
Equipment on operating leases — net	238	231
Goodwill	169	169
Other assets	329	364

Total assets	$9,000	$7,441

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$479	$499
Amounts due to Textron Inc.	20	11
Deferred income taxes	497	461
Debt	6,862	5,420

Total liabilities	7,858	6,391

Shareholder’s equity
Capital surplus	592	574
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	7	5
Retained earnings	568	496

Total shareholder’s equity	1,142	1,050

Total liabilities and shareholder’s equity	$9,000	$7,441

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended December 30, 2006

	2006	2005	2004
	(In millions)

Cash flows from operating activities:
Net income	$152	$111	$94
Loss from discontinued operations	1	3	—

Income from continuing operations	153	114	94
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses	26	29	58
Increase (decrease) in accrued interest and other liabilities	66	35	(110)
Depreciation	28	34	36
Amortization	11	12	10
Collections in excess of noncash gains on securitizations and syndications	8	2	2
Deferred income tax provision	38	7	69
Other — net	8	14	2

Net cash provided by operating activities of continuing operations	338	247	161
Net cash used by operating activities of discontinued operations	(13)	(3)	—

Net cash provided by operating activities	325	244	161
Cash flows from investing activities:
Finance receivables originated or purchased	(12,240)	(10,940)	(10,617)
Finance receivables repaid	10,205	9,560	9,359
Proceeds from receivable sales, including securitizations	513	383	394
Net cash used in acquisitions	(164)	—	—
Other investments	18	26	72
Proceeds from disposition of operating leases and other assets	66	93	126
Other capital expenditures	(12)	(9)	(12)
Purchase of assets for operating leases	(66)	(63)	(78)

Net cash used by investing activities of continuing operations	(1,680)	(950)	(756)
Cash flows from financing activities:
Principal payments on long-term debt	(1,049)	(677)	(1,201)
Proceeds from issuance of long-term debt	1,853	1,482	770
Net increase (decrease) in commercial paper	532	(102)	792
Net increase (decrease) in other short-term debt	47	(4)	(5)
Redemption of junior subordinated debentures	—	—	(26)
Proceeds from issuance of nonrecourse debt	142	72	179
Principal payments on nonrecourse debt	(72)	(84)	(77)
Capital contributions from Textron Inc.	27	9	9
Dividends paid to Textron Inc.	(89)	(109)	(80)

Net cash provided by financing activities of continuing operations	1,391	587	361
Effect of exchange rate changes on cash	1	2	4

Net cash provided (used) by continuing operations	50	(114)	(230)
Net cash used by discontinued operations	(13)	(3)	—

Net increase (decrease) in cash and equivalents	37	(117)	(230)
Cash and equivalents at beginning of year	10	127	357

Cash and equivalents at end of year	$47	$10	$127

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For each of the three years in the period ended December 30, 2006

		Investment	Accumulated
		in Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance January 3, 2004	$574	$(25)	$(2)	$462	$1,009
Comprehensive income:
Net income	—	—	—	94	94
Other comprehensive income:
Foreign currency translation	—	—	10	—	10
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(3)	—	(3)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	3	—	3

Comprehensive income	—	—	—	—	97
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(71)	(80)

Balance January 1, 2005	574	(25)	1	485	1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	—	—
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	574	(25)	5	496	1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	$592	$(25)	$7	$568	$1,142

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (“Textron Financial” or “the Company”) is a diversified commercial finance company with operations in six segments: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Asset-Based Lending provides asset-based loans to middle-market companies in several industries, and provides factoring arrangements primarily for freight companies. Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters and other general aviation aircraft. Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Resort Finance primarily extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory. Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees. Textron Financial’s other financial services and products include transaction syndication, equipment appraisal and disposition, and portfolio servicing.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial is a wholly-owned subsidiary of Textron Inc. (“Textron”), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 30, 2006 and December 31, 2005, 18% and 19% of Textron Financial’s total managed finance receivables were related to the financing of Textron’s products, respectively. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

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

Finance Charges

Finance charges include interest on loans, capital lease earnings, leveraged lease earnings and discounts on certain revolving credit and factoring arrangements. Finance charges are recognized in revenues using the interest method to provide a constant rate of return over the terms of the finance assets. Accrual of interest income is suspended for accounts that are contractually delinquent by more than three months, unless collection is not doubtful. In addition, detailed reviews of loans may result in earlier suspension if collection is doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce loan principal. Accrual of interest is resumed when the loan becomes contractually current, and suspended interest income is recognized at that time.

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

Allowance for Losses on Finance Receivables

Management evaluates its allowance for losses on finance receivables based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value and general economic conditions and trends. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

Provision for losses on finance receivables are charged to income in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover inherent losses in the owned finance receivable portfolio, based on management’s evaluation and analysis of this portfolio.

Finance receivables are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible. Finance receivables are charged off when they are deemed to be uncollectible.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms. These modified loans reflect deferred principal payments, generally at market interest rates, which continue to accrue finance charges since collection of principal and interest is not doubtful. Impairment is measured by comparing the fair value of a loan to its carrying amount. Fair value is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or, if the loan is collateral dependent, at the fair value of the collateral, less selling costs. If the fair value of the loan is less than its carrying amount, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may differ from actual results.

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

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $2.4 million, $1.9 million and $1.1 million in 2006, 2005 and 2004, respectively. The cost of the defined benefit pension plan amounted to approximately $10.7 million, $9.5 million and $7.7 million in 2006, 2005 and 2004, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

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

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. The Company’s retained interests are subordinate to other investors’ interests in the securitizations. Gain or loss on the sale of the loans or leases depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value in Other assets. The Company estimates fair values based on the present value of expected future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved.

Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value of the retained interests. When the carrying value exceeds the fair value of the retained interests, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of retained interests is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses.

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

Textron Financial recognizes the net interest differential on interest rate exchange agreements as adjustments to finance charges or interest expense to correspond with the hedged positions. In the event of an early termination of a derivative financial instrument, the Company defers the gain or loss in Other comprehensive income until it recognizes the hedged transaction in earnings.

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At December 30, 2006, the Company’s largest single counterparty credit exposure was $9 million.

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

Recent Accounting Pronouncements

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140.” SFAS 155 requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation in SFAS 133. The statement permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted for at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. The statement also amends SFAS 140 by eliminating restrictions on a qualifying special purpose entity’s ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain a derivative financial instrument. The Company adopted SFAS 155 effective January 1, 2007 and does not expect the adoption to have a material impact on the valuation of its interests in securitized financial assets.

The FASB also issued SFAS No. 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140” in the first quarter of 2006. SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS 133. Textron Financial does not utilize derivative instruments to hedge its servicing rights as of December 30, 2006. The Company adopted SFAS 156 effective January 1, 2007 and will utilize the amortization method to subsequently measure its servicing rights. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations as the Consolidated Balance Sheets do not contain a significant balance of servicing assets at December 30, 2006.

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company is currently assessing the impact of adopting the Interpretation. However, the

Company does not expect that implementation of the Interpretation will have a material effect on its results of operations or financial position.

In July 2006, the FASB issued Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This Staff Position amends FASB Statement No. 13, “Accounting for Leases” and requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged lease. In accordance with this guidance, the difference between the revised calculation of earnings since lease inception and the actual amount of cumulative earnings recognized is recorded in income from continuing operations. The Company is required to adopt this guidance in the first quarter of 2007. Upon adoption, the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. The adoption of this Staff Position resulted in a $33 million reduction in the Company’s net leveraged lease investment and retained earnings in the first quarter of 2007.

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

NOTE 2 Other Income

	2006	2005	2004
	(In millions)

Servicing fees	$29	$32	$32
Investment income	15	12	13
Prepayment gains	6	6	16
Late charges	3	5	7
Syndication income	2	2	8
Other	17	26	15

Total other income	$72	$83	$91

The Other component of Other income includes commitment fees, residual gains, gains from asset sales, excluding syndications, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

NOTE 3 Discontinued Operations

On December 19, 2003, the small business direct portfolio (small business finance) was sold for $421 million in cash and, based upon the terms of the transaction, no gain or loss was recorded. We entered into a loss sharing agreement related to the sale, which required us to reimburse the purchaser for 50% of losses incurred on the portfolio above a 4% annual level. A liability of $14 million was originally recorded representing the estimated fair value of the guarantee. During the fourth quarter of 2006, we entered into a settlement agreement with the purchaser, which terminated our obligation to reimburse the purchaser for future losses. The settlement resulted in a $1 million loss, net of tax from discontinued operations.

NOTE 4 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $10 million in 2006, $7 million in 2005 and $6 million in 2004, and operating lease revenues of $26 million in 2006 and 2005 and $24 million in 2004. Textron Financial paid Textron $1.0 billion in 2006, $0.8 billion in 2005 and $0.9 billion in 2004, relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $63 million, $41 million and $77 million, respectively, for the purchase of equipment on operating leases. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $152 million at December 30, 2006 and $252 million at December 31, 2005, and operating leases of $183 million and $162 million at December 30, 2006 and December 31, 2005, were subject to recourse to Textron or due from Textron.

Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $20 million at December 30, 2006 and $11 million at December 31, 2005 under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. In addition, in 2005 Textron amended its credit facility to permit Textron Financial to borrow under the facility. Textron Financial had not utilized this facility at December 30, 2006.

Textron has also agreed to cause Textron Financial’s pre-tax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder’s equity to be no less than $200 million. No related payments were required for 2006, 2005 or 2004.

The Company had income taxes payable of $38 million and $23 million at December 30, 2006 and December 31, 2005, respectively. These accounts are settled with Textron as Textron manages its consolidated federal and state tax position.

NOTE 5 Finance Receivables

Portfolio Maturities

Portfolio maturities of finance receivables outstanding at December 30, 2006, were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)

Distribution finance receivables	$1,519	$559	$233	$44	$66	$2	$2,423
Revolving loans	1,422	287	127	60	28	24	1,948
Installment contracts	273	185	188	165	215	648	1,674
Golf course and resort mortgages	149	171	137	146	167	290	1,060
Leveraged leases	(11)	70	35	(5)	14	512	615
Finance leases	202	124	101	87	14	62	590

Total finance receivables	$3,554	$1,396	$821	$497	$504	$1,538	$8,310

Finance receivables often are repaid or refinanced prior to maturity. Accordingly, the above tabulation should not be regarded as a forecast of future cash collections. Finance receivable receipts related to distribution finance receivables and revolving loans are based on historical cash flow experience. Finance receivable receipts related to leases and term loans are based on contractual cash flows.

Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and distribution finance receivables are cyclical and result in cash turnover that is several times larger than contractual maturities. In 2006, such cash turnover was 6 times contractual maturities.

Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivables, pools of residential and recreational land loans and the underlying real property.

Installment contracts and Finance leases have initial terms ranging from two to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts presented above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $719 million and $222 million, respectively, at December 30, 2006, and $751 million and $164 million, respectively, at December 31, 2005. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $132 million in 2007, $117 million in 2008, $104 million in 2009, $88 million in 2010, $97 million in 2011 and $181 million thereafter.

Golf course mortgages have initial terms ranging from five to seven years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to two years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages, totaling $945 million, consist of loans with an average balance of $4.2 million and a weighted-average remaining contractual maturity of five years. Resort mortgages, totaling $115 million, consist of loans with an average balance of $2.4 million and a weighted-average remaining contractual maturity of two years.

Leveraged leases are secured by the ownership of the leased equipment and real property, and have initial terms up to approximately 30 years. Leveraged leases reflect contractual maturities net of contractual nonrecourse debt payments and include residual values expected to be realized at contractual maturity.

Concentrations

Textron Financial’s finance receivables are diversified across geographic region, borrower industry and type of collateral. The Company does not track revenues by geographic region, as we believe managed finance receivables by geographic location is a more meaningful concentration measurement. Textron Financial’s geographic concentrations (as measured by managed finance receivables) were as follows:

	2006		2005
	(Dollars in millions)

United States:
Southeast	$2,582	25%	$2,311	26%
West	1,776	17%	1,661	19%
Midwest	1,493	15%	1,277	14%
Southwest	1,295	13%	1,249	14%
Mideast	1,010	10%	924	10%
Northeast	312	3%	304	3%

Total United States	$8,468	83%	$7,726	86%

Canada	719	7%	400	4%
South America	337	3%	283	3%
Mexico	324	3%	237	3%
Other international	393	4%	349	4%

Total managed finance receivables	$10,241	100%	$8,995	100%

Textron Financial’s industry concentrations (as measured by managed finance receivables) were as follows:

	2006		2005
	(Dollars in millions)

General aviation	$1,966	19%	$1,691	19%
Golf	1,625	16%	1,550	17%
Resort	1,295	13%	1,135	13%
Recreational vehicles	960	9%	761	8%
Transportation	629	6%	504	6%
Manufactured housing	527	5%	544	6%
Outdoor power equipment	304	3%	294	3%
Automobiles	261	3%	181	2%
Information technology equipment	209	2%	210	2%
Real estate	178	2%	186	2%
Other	2,287	22%	1,939	22%

Total managed finance receivables	$10,241	100%	$8,995	100%

Leveraged Leases

	2006	2005
	(In millions)

Rental receivable	$1,838	$1,763
Nonrecourse debt	(1,292)	(1,243)
Estimated residual values of leased assets	329	311

	875	831
Less unearned income	(260)	(262)

Investment in leveraged leases	615	569
Deferred income taxes	(410)	(349)

Net investment in leveraged leases	$205	$220

Approximately 23% of Textron Financial’s investment in leveraged leases is collateralized by real estate.

The components of income from leveraged leases were as follows:

	2006	2005	2004
	(In millions)

Income recognized	$39	$33	$31
Income tax expense	(11)	(11)	(10)

Income from leveraged leases	$28	$22	$21

Finance Leases

	2006	2005
	(In millions)

Total minimum lease payments receivable	$517	$457
Estimated residual values of leased equipment	267	241

	784	698
Less unearned income	(194)	(185)

Net investment in finance leases	$590	$513

Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $144 million in 2007, $104 million in 2008, $70 million in 2009, $34 million in 2010, $8 million in 2011 and $157 million thereafter.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogenous portfolios that are contractually delinquent by more than three months.

	2006	2005
	(In millions)

Impaired nonaccrual finance receivables	$60	$67
Impaired accrual finance receivables	101	36

Total impaired finance receivables	$161	$103

Impaired nonaccrual finance receivables with identified reserve requirements	$36	$53
Allowance for losses on impaired nonaccrual finance receivables	$17	$18

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	2006	2005
	(In millions)

Impaired nonaccrual finance receivables	$60	$67
Nonaccrual homogenous finance receivables	15	22

Total nonaccrual finance receivables	75	89
Repossessed assets and properties	38	22

Total nonperforming assets	$113	$111

The average recorded investment in impaired nonaccrual finance receivables were $74 million in 2006 compared with $77 million in 2005. The average recorded investment in impaired accrual finance receivables amounted to $68 million and $29 million in 2006 and 2005, respectively. The increase in impaired accrual finance receivables primarily reflects one restructured loan in Golf Finance.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $13 million, $11 million and $15 million for 2006, 2005 and 2004, respectively. No finance charges were recognized using the cash basis method.

Captive finance receivables with recourse that were 90 days or more delinquent amounted to $2 million and $8 million for the years ended 2006 and 2005, respectively, and were 1.4% and 3.3% of captive finance receivables with recourse, respectively. Revenues recognized on 90 day or more delinquent accounts were $0.3 million, $2 million and $3 million for years ended 2006, 2005 and 2004, respectively.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired, however C&A continues to make payments. The outstanding balance on these leases totaled $61 million at the end of 2006 and $70 million at the end of 2005. We have not classified this lease as nonaccrual due to the performance guarantee from Textron.

Allowance for Losses on Finance Receivables

The following table presents changes in the Allowance for losses on finance receivables.

	2006	2005	2004
	(In millions)

Balance at beginning of year	$96	$99	$119
Provision for losses	26	29	58
Charge-offs	(40)	(49)	(95)
Recoveries	11	17	16
Acquisitions and other	—	—	1

Balance at end of year	$93	$96	$99

Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	2006	2005
	(In millions)

Total managed and serviced finance receivables	$11,536	$9,915
Nonrecourse participations	(695)	(383)
Third-party portfolio servicing	(581)	(509)
SBA sales agreements	(19)	(28)

Total managed finance receivables	10,241	8,995
Securitized receivables	(1,931)	(2,124)
Other managed finance receivables	—	(108)

Owned receivables	$8,310	$6,763

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in vacation interval resorts and golf finance, which are sold to independent investors.

Other managed finance receivables in 2005 represented the rental streams related to equipment lease portfolios sold to a third-party financial institution, which were serviced and managed by Textron Financial. The Company also had a contingent recourse liability related to these portfolios, which was eliminated upon the termination of the servicing arrangement in the third quarter of 2006.

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

Owned receivables include approximately $144 million and $189 million of finance receivables that were unfunded at December 30, 2006 and December 31, 2005, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

NOTE 6 Receivable Securitizations

During 2006, the Company securitized distribution finance receivables (dealer financing arrangements). The Company recognized net pre-tax gains as follows:

	2006	2005	2004
	(In millions)

Distribution finance receivables	$42	$40	$48
General aviation loans	—	6	7
Vacation interval loans	—	1	1
Other	—	2	—

Total pre-tax gains on securitizations	$42	$49	$56

These gains represent estimates of the cash flows to be received from the Company’s retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only strips, subordinate seller certificates, cash reserve accounts and rights to receive servicing fees, which range from 75 to 150 basis points. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company’s cash flows is subject to the performance of the receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company’s other assets and liabilities for failure of debtors to pay when due. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2006 were as follows:

Distribution
Finance
Receivables

Weighted-average life (in years)	0.3
Expected credit losses (annual rate)	0.2%
Residual cash flows discount rate	10.0%

At December 30, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in these assumptions are as follows:

	General	Distribution	Vacation
	Aviation	Finance	Interval
	Loans	Receivables	Loans
	(Dollars in millions)

Carrying amount of retained interests in securitizations — net	$56	$111	$7
Weighted-average life (in years)	1.7	0.3	1.8

Prepayment speed (annual rate)	25%	—	15%

10% adverse change	(1)	—	—
20% adverse change	(2)	—	—

Expected credit losses (annual rate)	0.3%	0.2%	—

10% adverse change	(1)	—	—
20% adverse change	(1)	(1)	—

Residual cash flows discount rate	5.5%	10.2%	6.0%

10% adverse change	—	—	—
20% adverse change	(1)	—	—

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

Historical loss and delinquency amounts for Textron Financial’s securitized portfolio and all similarly managed owned receivables for the year ended December 30, 2006, were as follows:

	Total	Aggregate
	Principal	Contract				Credit
	Amount	Value 60				Losses
	of Loans	Days or More	60+ Days	Average	Net Credit	Annual
Type of Finance Receivable	and Leases	Past Due	Delinquency	Balances	Losses	Rate
	At December 30, 2006			Year Ended December 30, 2006
	(Dollars in millions)

Distribution finance receivables	$3,753	$4	0.1%	$3,379	$6	0.2%
General aviation loans	1,939	22	1.1%	1,803	2	0.1%
Vacation interval loans	167	2	1.1%	196	—	—

Total loans held and securitized	$5,859	$28		$5,378	$8

Consisting of:
Loans held in portfolio	$3,806	$15
Loans securitized	2,053	13

Total loans held and securitized	$5,859	$28

Data presented above for vacation interval loans represents only the securitized portfolio. This portfolio is originated by resort developers and serviced by the Company. Textron Financial does not directly own similar assets. Credit losses reported in the above table are charged against the resort developers’ retained interests, which are subordinate to Textron Financial’s retained interests.

Static pool losses are not calculated by the Company for revolving period securitizations, which encompass 98% of the securitized portfolio outstanding, as receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio as presented in the table above are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

The table below summarizes certain cash flows received from and paid to securitization trusts during the years ended December 30, 2006 and December 31, 2005, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations.

	2006	2005	2004
	(In millions)

Proceeds from securitizations	$50	$361	$394
Cash flows received on retained interests	63	64	70
Servicing fees received	27	28	26
Cash paid for loan repurchases	15	26	20

NOTE 7 Equipment on Operating Leases

	2006	2005
	(In millions)

Equipment on operating leases, at cost:
Aircraft.	$253	$250
Golf cars	24	27
Accumulated depreciation:
Aircraft.	(34)	(40)
Golf cars	(5)	(6)

Equipment on operating leases — net	$238	$231

Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at December 30, 2006 are $30 million in 2007, $23 million in 2008, $20 million in 2009, $18 million in 2010, $15 million in 2011 and $26 million thereafter.

NOTE 8 Goodwill

	2006	2005
	(In millions)

Resort Finance	$110	$110
Asset-Based Lending	43	43
Aviation Finance	16	16

	$169	$169

NOTE 9 Other Assets

	2006	2005
	(In millions)

Retained interests in securitizations	$179	$208
Other long-term investments	40	53
Repossessed assets and properties	38	22
Fixed assets — net	34	33
Investment in equipment residuals	3	10
Other	35	38

Total other assets	$329	$364

Textron Financial reviews all Other assets for potential impairment on a periodic basis. As a result of these reviews, the Company recorded impairment charges in other income of $1 million on Retained interests in securitizations in both 2006 and 2005, and $6 million and $4 million on Other long-term investments in 2006 and 2005, respectively.

Interest-only securities within retained interest in securitizations were $51 million and $66 million at December 30, 2006 and December 31, 2005, respectively.

Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income.

The cost of fixed assets is being depreciated using the straight-line method based on the estimated useful lives of the assets.

The Investment in equipment residuals represents the remaining equipment residual values associated with equipment lease payments that were sold.

The Other category primarily represents the fair value of derivative instruments, debt acquisition costs, and an intangible asset, which is being amortized over its contractual term of five years.

NOTE 10 Debt and Credit Facilities

	2006	2005
	(In millions)

Short-term debt:
Commercial paper	$1,719	$1,187
Other short-term debt	60	13

Total short-term debt	1,779	1,200
Long-term debt:
Fixed-rate notes
Due 2006 (weighted-average rate of 3.04%)	—	519
Due 2007 (weighted-average rates of 5.50% and 5.54%, respectively)	843	813
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	611	603
Due 2009 (weighted-average rates of 5.67% and 5.87%, respectively)	649	542
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 5.03% and 4.71%, respectively)	651	226
Variable-rate notes
Due 2006 (weighted-average rate of 4.78%)	—	516
Due 2007 (weighted-average rates of 5.80% and 4.93%, respectively)	275	275
Due 2008 (weighted-average rates of 5.45% and 4.38%, respectively)	355	220
Due 2009 (weighted-average rates of 5.47%)	913	—
Due 2010 (weighted-average rate of 5.49%)	276	—

Long-term debt	5,130	4,271
Unamortized discount	(3)	(4)
Fair value adjustments	(44)	(47)

Total long-term debt	5,083	4,220

Total debt	$6,862	$5,420

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at December 30, 2006 or December 31, 2005.

The Company’s committed credit facilities at December 30, 2006 were as follows:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of Credit	Commercial Paper
		Paper	Issued Under	and Letters of
	Facility Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2011	$1,750	$1,719	$13	$18
Textron multi-year facility expiring in 2011	1,250	—	23	1,227

Total	$3,000	$1,719	$36	$1,245

The weighted-average interest rates on short-term borrowings at year-end were as follows:

	2006	2005	2004

Commercial paper	5.30%	4.38%	2.39%
Other short-term debt	4.46%	4.31%	5.50%

The combined weighted-average interest rates on these borrowings during the last three years were 5.02% in 2006, 3.32% in 2005 and 1.71% in 2004. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $3.0 billion and $3.1 billion at December 30, 2006 and December 31, 2005, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 5.79% and 3.99% for the years ended December 30, 2006 and December 31, 2005, respectively. The weighted-average rate on the remaining fixed-rate notes was 5.47% and 5.74% for the years ended December 30, 2006 and December 31, 2005, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements, during the last three years were 5.52% in 2006 and 4.06% in 2005. In addition, Textron Financial had $100 million and $200 million of interest rate exchange agreements at December 30, 2006 and December 31, 2005, respectively, related to the conversion of variable-rate debt to fixed-rate debt with weighted-average fixed interest rates of 3.47% and 3.42%, respectively. The weighted-average rate on the remaining variable-rate notes was 5.46% and 4.07% for the years ended December 30, 2006 and December 31, 2005, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The amount of debt issued by these qualified special purpose trusts was $1.8 billion and $2.0 billion at December 30, 2006 and December 31, 2005, respectively.

Through its subsidiary, Textron Financial Canada Funding Corp. (“Textron Canada Funding”), the Company periodically issues debt securities. Textron Financial owns 100% of the common stock of Textron Canada Funding. Textron Canada Funding is a financing subsidiary of Textron Financial with operations, revenues and cash flows related to the issuance, administration and repayment of debt securities that are fully and unconditionally guaranteed by Textron Financial.

The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company’s lending agreements. At December 30, 2006, $304 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed 800% of consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%). For the years ended December 30, 2006 and December 31, 2005, the Company declared and paid dividends to Textron of $89 million and $109 million, respectively.

Cash payments made by Textron Financial for interest were $341 million in 2006, $204 million in 2005 and $157 million in 2004.

NOTE 11 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2006 and 2005.

In order to mitigate exposure to changes in the fair value of certain fixed-rate receivables and debt due to fluctuations in interest rates, the Company enters into interest rate exchange agreements, which convert its fixed-rate cash flows to floating-rate cash flows. The Company has designated these instruments as fair value hedges.

Changes in the fair value of these instruments are recorded in Finance charges and Interest expense related to hedges of receivables and debt, respectively, and the corresponding offsetting changes in value in the hedged receivables and debt are also recorded in Finance charges and Interest expense. At December 30, 2006, the Company had interest rate exchange agreements with a fair value liability of $45 million designated as fair value hedges, compared with a liability of $43 million at December 31, 2005.

During 2004, the Company entered into interest rate exchange agreements to convert variable-rate debt to fixed-rate debt to mitigate its risk to variability in the cash flows attributable to certain future interest payments. The Company has designated these instruments as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At December 30, 2006, the Company had interest rate exchange agreements with a fair value of $1.3 million, compared with a fair value of $3.6 million at December 31, 2005. The Company expects approximately $0.9 million of deferred gains, net of tax to be reclassified to earnings related to these hedge relationships in 2007.

Textron Financial has also entered into interest rate exchange, cap and floor agreements to mitigate its exposure to variability in the cash flows received from its investments in interest-only securities resulting from securitizations, which are caused by fluctuations in interest rates. The combination of these instruments converts net residual floating-rate cash flows expected to be received by the Company as a result of the securitization trust’s assets, liabilities and derivative instruments to fixed-rate cash flows and are designated as cash flow hedges. Changes in the fair value of these instruments are recorded net of the tax effect in Other comprehensive income. At December 30, 2006, these instruments had a fair value liability of $0.2 million, compared with a liability of $5.2 million at December 31, 2005. The Company does not expect a significant amount of deferred gains, net of tax to be reclassified to earnings related to these hedge relationships in 2007.

At December 30, 2006, the Company had $2.3 million of deferred losses, net of tax recorded in Other comprehensive income related to terminated forward starting interest rate exchange agreements. These agreements were executed to hedge the exposure to the variability in cash flows from anticipated future issuances of fixed-rate debt and were terminated upon issuance of the debt. The Company is amortizing the deferred losses into Interest expense over the remaining life of the hedged debt of 15 months and expects approximately $1.9 million of net deferred losses to be reclassified to earnings in 2007.

The Company also utilizes a foreign currency interest rate exchange agreement to hedge its exposure in a Canadian dollar functional currency subsidiary to changes in the fair value of $60 million U.S. dollar denominated fixed-rate debt as a result of changes in both foreign currency exchange rates and Canadian Banker’s Acceptance rates. The Company has designated this agreement as a fair value hedge. The interest rate component of the fair value change in this instrument, as well as the corresponding change in the fair value of the debt being hedged, is recorded in Interest expense. The foreign currency component of the fair value change in this instrument, as well as the corresponding change in the fair value of the debt being hedged, is recorded as a foreign currency gain or loss included in Selling and administrative expenses. At December 30, 2006, this instrument had a fair value liability of $8.6 million, compared with a liability of $9.4 million at December 31, 2005.

In relation to one of the Company’s asset-backed securitizations, Textron Financial enters into back-to-back interest rate exchange agreements with both third-party financial institutions and commercial customers of the Resort Finance Segment. These instruments are designed to have an equal and offsetting impact to the Company and transfer the risk of differences between actual and scheduled cash flows related to the receivables sold from the financial institution to the commercial customers who originated the loan contracts sold. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction rather than mitigate interest rate risk to the Company, they are not designated in hedging relationships. These instruments had no significant impact to the Company’s earnings in 2006, as gains and losses on these back-to-back interest rate exchange agreements offset.

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

NOTE 13 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is summarized as follows:

		Deferred
	Foreign	(Losses)	Deferred
	Currency	Gains on	Gains
	Translation	Hedge	(Losses) on
	Adjustment	Contracts	Securities	Total
	(In millions)

Balance January 3, 2004	$(2)	$(6)	$6	$(2)
Foreign currency translation	10	—	—	10
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2 million	—	4	—	4
Net deferred loss on hedge contracts, net of income tax benefit of $4 million	—	(7)	—	(7)
Net deferred loss on interest-only securities, net of income tax benefit of $3 million	—	—	(4)	(4)

Balance January 1, 2005	8	(9)	2	1
Foreign currency translation	(1)	—	—	(1)
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $3 million	—	5	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $2 million	—	(5)	—	(5)
Net deferred gain on interest-only securities, net of income taxes of $2 million	—	—	5	5

Balance December 31, 2005	7	(9)	7	5
Foreign currency translation	1	—	—	1
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2 million	—	4	—	4
Net deferred gain on hedge contracts, net of income taxes of $1 million	—	1	—	1
Net deferred loss on interest-only securities, net of income tax benefit of $2 million	—	—	(4)	(4)

Balance December 30, 2006	$8	$(4)	$3	$7

NOTE 14 Income Taxes

Income from continuing operations before income taxes:

	2006	2005	2004
	(In millions)

United States	$198	$168	$134
Foreign	12	3	5

Total	$210	$171	$139

The components of income taxes were as follows:

	2006	2005	2004
	(In millions)

Current:
Federal	$7	$39	$(20)
State	6	5	(7)
Foreign	6	6	3

Total current income taxes	$19	$50	$(24)

Deferred:
Federal	$36	$9	$60
State	3	(2)	9
Foreign	(1)	—	—

Total deferred income taxes	38	7	69

Total income taxes	$57	$57	$45

Cash paid for income taxes was $2 million in 2006, $22 million in 2005 and $61 million in 2004.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.0	1.3	1.3
Tax exempt interest	(0.2)	(1.1)	(0.8)
Foreign tax rate differential	(4.0)	(2.7)	(1.5)
Canadian dollar functional currency	(5.5)	—	—
Change in state valuation allowance	1.6	1.1	(1.2)
Interest on tax contingencies — leveraged leases	2.7	1.1	0.8
Tax credits	(2.1)	(0.8)	(1.0)
Other, net	(1.2)	(0.3)	(0.1)

Effective income tax rate	27.3%	33.6%	32.5%

The effective tax rate decreased to 27.3% in 2006 from 33.6% in 2005 and 32.5% in 2004. The decrease in 2006 is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in the third quarter of 2006, an increase in tax credits and the effects of events related to cross-border financings, partially offset by an increase in interest on tax contingencies primarily associated with leveraged leases as discussed in Note 17 to the consolidated financial statements in Item 8 of this Form 10-K.

The components of Textron Financial’s deferred tax assets and liabilities were as follows:

	2006	2005
	(In millions)

Deferred tax assets:
Allowance for losses	$34	$15
State net operating losses	13	15
Deferred origination fees	9	9
Nonaccrual finance receivables	8	7
Other	35	33

Total deferred tax assets	99	79
Valuation allowance	(10)	(7)

Net deferred tax assets	89	72
Deferred tax liabilities:
Leveraged leases	410	366
Finance leases	77	85
Equipment on operating leases	57	61
Other	42	21

Total deferred tax liabilities	586	533

Net deferred tax liabilities	$497	$461

At December 30, 2006, Textron Financial had state net operating loss carryforwards of approximately $593 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2007 through 2026. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards. Textron Financial is unable to conclude that more likely than not it will realize the benefit from such carryforwards.

Income taxes have not been provided on the undistributed earnings of foreign subsidiaries not previously recognized, as management intends to reinvest those earnings for an indefinite period. If those earnings, which approximated $114 million at the end of 2006, were distributed, 2006 taxes, net of foreign tax credits, would be increased by approximately $40 million.

NOTE 15 Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair value of Textron Financial’s financial instruments:

Finance Receivables

The estimated fair values of fixed-rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable-rate receivables approximated the net carrying value of such receivables. The estimated fair values of individually large balance nonperforming loans were based on discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. Included in the portfolios are the allowance for losses on finance receivables, which represents the credit risk adjustment required to reflect the loan portfolios’ carrying value. The fair values, net of carrying amounts of Textron Financial’s leveraged leases, finance leases and operating leases ($615 million, $590 million and $238 million, respectively, at December 30, 2006, and $569 million, $513 million and $231 million, respectively, at December 31, 2005), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

Debt, Interest Rate Exchange Agreements, Foreign Currency Forward Exchange Contracts and Foreign Currency Exchange Agreements

The estimated fair value of fixed-rate debt and variable-rate long-term notes was determined by either independent investment bankers or discounted cash flow analyses using interest rates for similar debt with maturities similar to the remaining terms of the existing debt. The fair values of short-term borrowing supported by credit facilities approximated their carrying values. The estimated fair values of interest rate exchange agreements, foreign currency forward exchange contracts and foreign currency exchange agreements, were determined by independent investment bankers and represent the estimated amounts that Textron Financial would be required to pay to (or collect from) a third-party to assume Textron Financial’s obligations under the agreements.

The carrying values and estimated fair values of Textron Financial’s financial instruments for which it is practicable to calculate a fair value are as follows:

	2006	2006	2005	2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

Assets:
Distribution finance receivables	$2,411	$2,409	$1,638	$1,637
Revolving loans	1,924	1,912	1,613	1,591
Installment contracts	1,637	1,618	1,342	1,297
Golf course and resort mortgages	1,047	1,043	996	990
Retained interests in securitizations	179	179	208	208
Derivative financial instruments	3	3	8	8

	$7,201	$7,164	$5,805	$5,731

Liabilities:
Total short-term debt	$1,779	$1,779	$1,200	$1,200
Variable rate long-term notes	1,819	1,820	1,011	1,014
Fixed rate long-term debt	3,264	3,269	3,209	3,209
Amounts due to Textron Inc.	20	17	11	9
Retained interests in securitizations	1	1	7	7
Derivative financial instruments	54	54	55	55

	$6,937	$6,940	$5,493	$5,494

NOTE 16 Commitments

Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. At December 30, 2006, the Company had outstanding committed facilities totaling $1.4 billion. Funding under these facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are either floating-rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

The contractual amounts of the Company’s outstanding commitments to extend credit at December 30, 2006, are shown below:

(In millions)

Commitments to extend credit:
Committed revolving lines of credit	$1,335
Standby letters of credit	49
Loans	4

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2012. Rental expense was $7 million in 2006, $7 million in 2005 and $7 million in 2004. Future minimum rental commitments for all noncancelable operating leases in effect at December 30, 2006 approximated $6 million for 2007, $5 million for 2008, $4 million for 2009, $3 million for 2010, $3 million for 2011 and $1 million thereafter. Of these amounts, $1 million is payable to Textron in each of the years 2007 through 2008.

NOTE 17 Contingencies

On February 3, 2004, in the Court of Common Pleas for Knox County, Ohio, a purported class action lawsuit was commenced against the Company and Litchfield, certain of their current and former officers, and other third-parties, related to the financing of certain land purchases by consumers through a third-party land developer commonly known as “Buyer’s Source.” Among other claims, the purported class action alleged fraud and failure to disclose certain information in the financing of Buyer’s Source and sought compensatory damages and punitive damages in excess of $10 million. A settlement order was finalized by the Court on November 26, 2006. The settlement did not have a material effect on the Company’s financial position and results of operations.

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the IRS for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At December 30, 2006, $182 million of deferred tax liabilities are recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

NOTE 18 Financial Information About Operating Segments

The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains an Other segment (non-core) that includes franchise finance, media finance and liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses.

	2006		2005		2004
	(Dollars in millions)

Revenues:
Distribution Finance	$268	34%	$178	28%	$159	29%
Aviation Finance	133	17%	107	17%	79	14%
Golf Finance	132	16%	102	16%	80	15%
Resort Finance	118	15%	91	15%	85	16%
Asset-Based Lending	90	11%	75	12%	56	10%
Structured Capital	38	5%	54	9%	52	10%
Other	19	2%	21	3%	34	6%

Total revenues	$798	100%	$628	100%	$545	100%

Income from continuing operations before income taxes:(1)(2)
Distribution Finance	$99		$70		$73
Aviation Finance	31		32		24
Golf Finance	32		25		16
Resort Finance	32		18		2
Asset-Based Lending	12		25		17
Structured Capital	17		34		30
Other	(13)		(33)		(23)

Income from continuing operations before income taxes	$210		$171		$139

Finance assets:(3)
Distribution Finance	$2,422		$1,710		$1,084
Aviation Finance	1,776		1,278		1,217
Golf Finance	1,524		1,344		1,100
Resort Finance	1,296		1,155		1,196
Asset-Based Lending	864		764		584
Structured Capital	756		704		774
Other	170		332		450

Total finance assets	$8,808		$7,287		$6,405

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches, to the extent possible, variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 19 Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
	(In millions)

Revenues	$182	$141	$192	$147	$212	$155	$212	$185

Net interest margin	$105	$92	$103	$91	$113	$94	$109	$114
Selling and administrative expenses	47	47	48	46	50	47	49	51
Provision for losses	9	12	(1)	1	10	4	8	12

Income from continuing operations before income taxes	49	33	56	44	53	43	52	51
Income taxes	18	11	20	15	7	14	12	17

Income from continuing operations	31	22	36	29	46	29	40	34
Loss from discontinued operations, net of income tax benefit	—	—	—	—	—	—	(1)	(3)

Net income	$31	$22	$36	$29	$46	$29	$39	$31

NOTE 20 Subsequent Event

On February 8, 2007, we issued $300 million 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes on or after February 15, 2017 and are obligated to redeem the notes beginning on February 15, 2042. Pursuant to the terms of the notes or the replacement capital covenant described below, any redemption of the notes must be made from the sale of certain replacement capital securities or a capital contribution from Textron. Interest on the notes is fixed at 6% until February 15, 2017 and floats at three-month LIBOR + 1.735% thereafter. We may defer payment of interest on one or more occasions, in each case, for a period of up to 10 years.

On February 8, 2007, we agreed, in a replacement capital covenant for the benefit of the holders of a specified class of covered debt, that we will not redeem the notes on or before February 15, 2047 unless we have received a capital contribution from Textron and/or net proceeds from the sale of certain replacement capital securities in certain specified amounts. The initial class of covered debtholders are the holders of the Company’s 5.125% Medium Term Notes, Series E, due August 15, 2014, in the principal amount of $100 million.

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

a)	See Report of Management in Item 8 of this Form 10-K.

b)	See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

c)	Changes in Internal Controls — There has been no change in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Omitted per Instruction I of Form 10-K.

Item 11.	Executive Compensation

Omitted per Instruction I of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Omitted per Instruction I of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted per Instruction I of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The aggregate fees for professional services rendered by Ernst & Young LLP during 2006 and 2005 were as follows:

Audit Fees — Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.4 million and $1.2 million in 2006 and 2005, respectively.

Audit Related Fees — Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $90 thousand and $123 thousand in 2006 and 2005, respectively.

Tax Services — Fees for tax services relating to consultations and compliance were $10 thousand and $33 thousand in 2006 and 2005, respectively.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(1) List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Textron Financial and subsidiaries are included in Item 8:

1.	Consolidated Statements of Income for each of the years in the three-year period ended December 30, 2006.

2.	Consolidated Balance Sheets at December 30, 2006 and December 31, 2005.

3.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 30, 2006.

4.	Consolidated Statements of Changes in Shareholder’s Equity for each of the years in the three-year period ended December 30, 2006.

5.	Notes to the consolidated financial statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2) Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

Exhibit
No.

3.1		Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).
3.2		By-Laws of Textron Financial Corporation as of May 2, 2000. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q filed August 11, 2000.
4	.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4	.1B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Corporation and U.S. Bank National Association (successor to SunTrust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4	.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).
4	.2B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to SunTrust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp., including the form of the Guaranty by Textron Financial Corporation. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.

Exhibit
No.

4	.3A	Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3B	Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.2 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3C	Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3D	Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.
10.1		Support Agreement dated as of May 25, 1994, between Textron Financial Corporation and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.2		Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.3		Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990. Incorporated by reference to Exhibit 10.3 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10	.4A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.
10	.4B	Amendment No. 1, dated as of April 21, 2006, to the 5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.
10	.5A	364-Day Credit Agreement dated March 31, 2003 among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10	.5B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
10	.5C	Amendment No. 2, dated as of March 29, 2004, to the 364-day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.
10	.6A	364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.6B	Amendment, dated as of July 26, 2004, to the 364-day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

Exhibit
No.

10	.6C	Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.7B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement, dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.
12		Computation of Ratio of Earnings to Fixed Charges.
21		List of significant subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney dated as of February 21, 2007.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
99.1		Amended and Restated Trust Agreement, dated as of May 26, 2005, among Textron Financial, Textron Receivables Corporation III and SunTrust Delaware Trust Company, as owner trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
99.2		Amended and Restated Receivables Purchase Agreement, dated as of May 26, 2005, by and between Textron Financial and Textron Receivables Corporation III, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
99	.3A	Amended and Restated Sale and Servicing Agreement, dated as of May 26, 2005, by and among Textron Receivables Corporation III, Textron Financial Floorplan Master Note Trust, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
99	.3B	Amendment No. 1, dated as of April 19, 2006, to the Amended and Restated Sale and Servicing Agreement dated as of May 26, 2005, by and among Textron Receivables Corporation III, Textron Financial Floorplan Master Note Trust, and Textron Financial as servicer, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.
99.4		Amended and Restated Administration Agreement, dated as of May 26, 2005, among Textron Receivables Corporation III, Textron Financial and The Bank of New York, as indenture trustee, incorporated herein by reference to Exhibit 99.4 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21 day of February 2007.

Textron Financial Corporation
Registrant

By:	*
Ted R. French
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 21 day of February 2007, by the following persons on behalf of the registrant and in the capacities indicated:

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