Form 10-Q
period 2007-03-31
TEXTRON FINANCIAL CORP
filed 2007-04-30
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2007
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

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In millions)

Finance charges	$166	$145
Securitization gains	15	11
Rental revenues on operating leases	8	7
Other income	21	19

Total revenues	210	182
Interest expense	100	73
Depreciation of equipment on operating leases	4	4

Net interest margin	106	105
Selling and administrative expenses	49	47
Provision for losses	5	9

Income before income taxes	52	49
Income taxes	17	18

Net income	$35	$31

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 30,
	2007	2006
	(In millions)

Assets
Cash and equivalents	$48	$47
Finance receivables, net of unearned income:
Distribution finance receivables	2,152	2,423
Revolving loans	2,025	1,948
Installment contracts	1,771	1,674
Golf course and resort mortgages	1,148	1,060
Finance leases	613	590
Leveraged leases	553	615

Total finance receivables	8,262	8,310
Allowance for losses on finance receivables	(94)	(93)

Finance receivables — net	8,168	8,217
Equipment on operating leases — net	243	238
Goodwill	169	169
Other assets	369	329

Total assets	$8,997	$9,000

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$496	$479
Amounts due to Textron Inc.	20	20
Deferred income taxes	481	497
Debt	6,991	6,862

Total liabilities	7,988	7,858

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	7	7
Retained earnings	435	568

Total shareholder’s equity	1,009	1,142

Total liabilities and shareholder’s equity	$8,997	$9,000

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$35	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	5	9
Increase in accrued interest and other liabilities	9	50
Depreciation	7	7
Amortization	2	3
Non-cash gains in excess of collections on securitizations and syndications	(3)	3
Deferred income tax provision	2	(1)
Other — net	12	(2)

Net cash provided by operating activities	69	100
Cash flows from investing activities:
Finance receivables originated or purchased	(3,111)	(2,700)
Finance receivables repaid	2,469	2,201
Proceeds from receivable sales, including securitizations	613	—
Other investments	7	(2)
Proceeds from disposition of operating lease and other assets	11	34
Other capital expenditures	(2)	(3)
Purchase of assets for operating leases	(15)	(18)

Net cash used by investing activities	(28)	(488)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	574	556
Principal payments on long-term debt	(82)	(50)
Proceeds from issuance of subordinated debt	300	—
Net decrease in commercial paper	(684)	(54)
Net increase (decrease) in other short-term debt	6	(2)
Principal payments on nonrecourse debt	(19)	—
Capital contributions from Textron Inc.	2	2
Dividends paid to Textron Inc.	(137)	(64)

Net cash (used) provided by financing activities	(40)	388
Effect of exchange rate changes on cash	—	—

Net increase in cash and equivalents	1	—
Cash and equivalents at beginning of year	47	10

Cash and equivalents at end of period	$48	$10

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other		Total
		Company	Comprehensive		Share-
	Capital	Preferred	Income	Retained	holder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance December 31, 2005	$574	$(25)	$5	$496	$1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	592	(25)	7	568	1,142
Comprehensive income:
Net income	—	—	—	35	35
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	—	—
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	1	—	1

Other comprehensive income	—	—	—	—	—

Comprehensive income	—	—	—	—	35
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	2	—	—	—	2
Dividends to Textron Inc.	(2)	—	—	(135)	(137)

Balance March 31, 2007	$592	$(25)	$7	$435	$1,009

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at March 31, 2007, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

Note 3.	Other Income

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In millions)

Servicing income	$8	$7
Investment income	3	4
Prepayment gains	2	2
Late charges	1	1
Other	7	5

Total other income	$21	$19

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	March 31,	December 30,
	2007	2006
	(In millions)

Total managed and serviced finance receivables	$12,161	$11,536
Nonrecourse participations	(770)	(695)
Third-party portfolio servicing	(630)	(581)
Small business administration sales agreements	(17)	(19)

Total managed finance receivables	10,744	10,241
Securitized receivables	(2,482)	(1,931)

Owned finance receivables	$8,262	$8,310

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Distribution Finance and Golf Finance, which are sold to independent investors.

Owned receivables include approximately $166 million and $144 million of finance receivables that were unfunded at March 31, 2007 and December 30, 2006, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	March 31,	December 30,
	2007	2006
	(In millions)

Rental receivable	$1,647	$1,838
Nonrecourse debt	(1,107)	(1,292)
Estimated residual values of leased assets	315	329

	855	875
Less unearned income	(302)	(260)

Investment in leveraged leases	553	615
Deferred income taxes	(389)	(410)

Net investment in leveraged leases	$164	$205

In the first quarter of 2007, the Company adopted FASB Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged leases. Upon adoption, the impact of the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. We have leveraged leases with an initial investment balance of $209 million which could be impacted by changes in the timing of cash flows related to

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income taxes. The adoption of FSP 13-2 resulted in a $50 million reduction in Leveraged leases, a $17 million reduction in liabilities recorded within Deferred income taxes and a $33 million Cumulative effect of a change in accounting principle that reduced Retained earnings.

The recalculation of leveraged lease earnings in connection with the adoption of FSP 13-2 also reduced the Company’s ongoing yield on the leveraged lease investment, which resulted in a $2 million decrease in leveraged lease earnings in the first quarter of 2007. The impact of any future projected changes in the timing of cash flows related to income taxes will be recognized in Finance charges in the Company’s Consolidated Statements of Income.

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

	March 31,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$55	$60
Impaired accrual finance receivables	—	101

Total impaired finance receivables	$55	$161

Impaired nonaccrual finance receivables with identified reserve requirements	$36	$36
Allowance for losses on impaired nonaccrual finance receivables	$19	$17

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	March 31,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$55	$60
Nonaccrual homogenous finance receivables	21	15

Total nonaccrual finance receivables	76	75
Repossessed assets and properties	40	38

Total nonperforming assets	$116	$113

The average recorded investment in impaired nonaccrual finance receivables during the first quarter of 2007 was $57 million compared to $73 million in the corresponding period in 2006.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $2 million and $3 million in the first quarter of 2007 and 2006, respectively. No finance charges were recognized using the cash basis method.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired, however C&A continues to make payments. The outstanding balance on these leases totaled $58 million at March 31, 2007 and $61 million at December 30, 2006. We have not classified this lease as nonaccrual due to the performance guarantee from Textron.

Note 6.	Other Assets

	March 31,	December 30,
	2007	2006
	(In millions)

Retained interests in securitizations	$220	$179
Repossessed assets and properties	40	38
Fixed assets — net	35	34
Other long-term investments	31	40
Investment in equipment residuals	3	3
Other	40	35

Total other assets	$369	$329

In the first quarter of 2007, the Company adopted SFAS 156 “Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140”. As a result of the adoption, separately recognized servicing assets and liabilities included within Retained interests in securitizations will be initially measured at fair value, and the amortization method will be utilized to subsequently measure these servicing rights. The adoption did not have a material impact on the Company’s financial position or results of operations.

Interest-only securities within retained interests in securitizations were $54 million and $51 million at March 31, 2007 and December 30, 2006, respectively.

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

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Debt and Credit Facilities

	March 31,	December 30,
	2007	2006
	(In millions)

Short-term debt:
Commercial paper	$1,035	$1,719
Other short-term debt	66	60

Total short-term debt	1,101	1,779
Long-term debt:
Fixed-rate notes
Due 2007 (weighted-average rates of 5.61% and 5.50%, respectively)	759	843
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	611	611
Due 2009 (weighted-average rates of 5.67% and 5.67%, respectively)	649	649
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 5.03% and 5.03%, respectively)	651	651

Total Fixed-rate notes	3,227	3,311
Variable-rate notes
Due 2007 (weighted-average rates of 5.78% and 5.80%, respectively)	275	275
Due 2008 (weighted-average rates of 5.44% and 5.45%, respectively)	355	355
Due 2009 (weighted-average rates of 5.46% and 5.47%, respectively)	913	913
Due 2010 (weighted-average rates of 5.40% and 5.49%, respectively)	708	276
Due 2011 (weighted-average rate of 5.49%)	150	—

Total Variable-rate notes	2,401	1,819
Subordinated debt:
Due 2011 and thereafter (6.00%)	300	—

Unamortized discount	(5)	(3)
Fair value adjustments	(33)	(44)

Total long-term and subordinated debt	5,890	5,083

Total debt	$6,991	$6,862

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit were drawn at March 31, 2007 or December 30, 2006.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s committed credit facilities at March 31, 2007 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2011	$1,750	$1,035	$12	$703
Textron multi-year facility expiring in 2011	1,250	—	19	1,231

Total	$3,000	$1,035	$31	$1,934

In April 2007, the multi-year facilities of both Textron Financial and Textron were amended, and will now expire in 2012.

The weighted-average interest rates on short-term borrowings at March 31, 2007 and March 31, 2006 were as follows:

	March 31,	March 31,
	2007	2006

Commercial paper	5.08%	4.81%
Other short-term debt	4.48%	4.62%

The combined weighted-average interest rates on these borrowings during the first quarters of 2007 and 2006 were 5.18% and 4.58%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

During the first quarter of 2007, we issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017, and are obligated to redeem the notes beginning on February 15, 2042. Pursuant to the terms of the notes or the replacement capital covenant described below, any redemption of the notes must be made from the sale of certain replacement capital securities or a capital contribution from Textron. Interest on the notes is fixed at 6% until February 15, 2017, and floats at three-month LIBOR + 1.735% thereafter. We may defer payment of interest on one or more occasions, in each case, for a period of up to 10 years.

We agreed, in a replacement capital covenant for the benefit of the holders of a specified class of covered debt, that we will not redeem the notes on or before February 15, 2047, unless we have received a capital contribution from Textron and/or net proceeds from the sale of certain replacement capital securities in certain specified amounts. The initial class of covered debtholders are the holders of the Company’s 5.125% Medium Term Notes, Series E, due August 15, 2014, in the principal amount of $100 million.

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $3.0 billion at both March 31, 2007 and December 30, 2006, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 6.08% and 5.14% for the three months ended March 31, 2007 and March 31, 2006, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements was 5.58% and 5.52% for the three months ended March 31, 2007 and March 31, 2006, respectively.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements were 5.56% and 5.05% during the three months ended March 31, 2007 and March 31, 2006, respectively. In addition, Textron Financial had $100 million of interest rate exchange agreements at both March 31, 2007 and December 30, 2006, related to the conversion of variable-rate debt to fixed-rate debt with a weighted-average fixed interest rate of 3.67%. The weighted-average rate on remaining variable-rate notes not subject to interest rate exchange agreements was 5.55% and 5.05% for the three months ended March 31, 2007 and March 31, 2006, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The amount of debt issued by these qualified special purpose trusts was $2.3 billion and $1.8 billion at March 31, 2007 and December 30, 2006, respectively.

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

In the first quarter of 2007, Textron Financial declared and paid dividends of $137 million. The terms of the Company’s credit facility limit the payment of dividends to an additional $155 million at March 31, 2007.

Note 8.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income

Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In millions)

Beginning of year	$7	$5
Foreign currency translation	(1)	—
Amortization of deferred loss on hedge contracts, net of income taxes of $0.9 million and $0.3 million, respectively	1	1
Net deferred loss on hedge contracts, net of income tax benefit of $0.5 million in 2007	(1)	—
Net deferred gain on interest-only securities, net of income taxes of $0.4 million and $1.0 million, respectively	1	2

End of period	$7	$8

Comprehensive income is summarized below:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In millions)

Net income	$35	$31
Other comprehensive income	—	3

Comprehensive income	$35	$34

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal 2007. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

Upon adoption of FIN 48, no adjustment to the Consolidated Financial Statements was required. As of the date of adoption, our unrecognized tax benefits totaled approximately $20 million, which if recognized, would favorably affect our effective tax rate in any future period. We do not believe that it is reasonably possible that our estimates of unrecognized tax benefits will change significantly in the next 12 months.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations. At the date of adoption, $14 million of accrued interest in connection with uncertain tax positions was included in Accrued interest and other liabilities in our Consolidated Balance Sheets.

Note 10.	Contingencies

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the IRS for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At March 31, 2007, $164 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

The Company aligns its business units into six operating segments based on the markets serviced and the products offered: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains a Corporate and Other segment that includes non-core franchise finance, media finance and liquidating portfolios related to a strategic realignment of the Company’s business and product lines into core and non-core businesses, and unallocated Corporate expenses.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In millions)

Revenues:
Distribution Finance	$83	$59
Aviation Finance	40	28
Golf Finance	34	30
Resort Finance	32	30
Asset-Based Lending	23	21
Structured Capital	(3)	7
Corporate and Other	1	7

Total revenues	$210	$182

Income before income taxes:(1)(2)
Distribution Finance	$28	$22
Aviation Finance	11	7
Golf Finance	8	6
Resort Finance	13	13
Asset-Based Lending	8	1
Structured Capital	(8)	2
Corporate and Other	(8)	(2)

Income before income taxes	$52	$49

	March 31,	December 30,
	2007	2006
	(In millions)

Finance assets:(3)
Distribution Finance	$2,210	$2,422
Aviation Finance	1,903	1,776
Golf Finance	1,626	1,524
Resort Finance	1,350	1,296
Asset-Based Lending	895	864
Structured Capital	665	756
Corporate and Other	152	170

Total finance assets	$8,801	$8,808

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs and includes only debt issued during historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

Prior to 2007, we allocated 100% of the interest expense recognized to the Company’s operating segments without adjustment. In addition, the allocation was determined, to the extent possible, based on matching variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets. Any excess floating-rate debt was allocated to fixed-rate finance assets. A change in the allocation methodology was made to measure the results of each segment more consistently with the economic characteristics of their existing portfolio, which is consistent with how management internally evaluates segment operating performance. The 2006 results have not been restated under the new methodology. This change had a $4 million positive effect on the collective results of the six core portfolio segments in the first quarter of 2007.

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

During the first quarter of 2007, we experienced significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $503 million, or 5%, from year-end 2006, primarily in Distribution Finance, Golf Finance and Aviation Finance. We expect continued growth in our core portfolios during 2007.

Portfolio quality statistics remained strong and stable in the first quarter compared to year-end 2006. Nonperforming assets as a percentage of finance assets was 1.32% at March 31, 2007 compared to 1.28% at year-end 2006, and 60+ days contractual delinquency as a percentage of finance receivables was 0.80% at March 31, 2007 compared to 0.77% at year-end 2006. We expect relative stability in these statistics during 2007; however, we could experience an out-of-trend result in any one quarter.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.15% during the first quarter of 2007 as compared to 6.22% during the first quarter of 2006. This decrease was primarily the result of lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments (0.54%), the reduction of leveraged lease earnings resulting from the adoption of revised leveraged lease accounting standards (0.12%) and the recognition of a loan discount in earnings in 2006 (0.19%). The reduction of leveraged lease earnings associated with the adoption of revised leveraged lease accounting standards will have a similar impact on net interest margin during the remainder of 2007.

Selling and administrative expenses as a percentage of average managed and serviced receivables improved during the first quarter of 2007 (1.68%) compared to the same period in 2006 (1.91%). The decline is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at March 31, 2007 or December 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s committed credit facilities at March 31, 2007 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2011	$1,750	$1,035	$12	$703
Textron multi-year facility expiring in 2011	1,250	—	19	1,231

Total	$3,000	$1,035	$31	$1,934

In April 2007, the multi-year facilities of both Textron Financial and Textron were amended, and will now expire in 2012.

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first quarter of 2007, $530 million of term debt and CAD 60 million of term debt were issued under this registration statement.

During the first quarter of 2007, Textron Financial also issued $300 million of junior subordinated notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature in 2067; however, we have the right to redeem the notes at par beginning in 2017, and have a redemption obligation beginning in 2042.

Cash flows provided by operating activities were $69 million during the first quarter of 2007, compared to $100 million in the corresponding period of 2006. The decrease in cash flows was primarily due to the timing of payments of accrued interest and other liabilities.

Cash flows used by investing activities totaled $28 million during the first quarter of 2007, compared to $488 million in the corresponding period of 2006. The decrease in cash flows used during the first quarter of 2007 was largely the result of proceeds received from the incremental sale of $588 million in Distribution Finance receivables, partially offset by an increase in finance receivable originations, net of collections.

Cash flows used by financing activities were $40 million during the first quarter of 2007, compared to $388 million provided by financing activities in the corresponding period of 2006. The decrease in cash flows during the first quarter of 2007 reflects a reduction in debt issuances, net of repayments, due to the use of receivable sales to fund receivable originations, and an increase in dividends paid.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 87% at March 31, 2007, compared to 86% at December 30, 2006. Textron Financial’s ratio of earnings to fixed charges was 1.51x for the three months ended March 31, 2007, compared to 1.66x for the corresponding period in 2006. Commercial paper and Other short-term debt as a percentage of total debt was 16% at March 31, 2007, compared to 26% at the end of 2006.

During the first quarter of 2007, Textron Financial declared and paid dividends to Textron of $137 million, compared to dividends declared and paid of $64 million during the corresponding period of 2006. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $2 million to Textron Financial in both the first quarter of 2007 and 2006, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

Textron Financial sells finance receivables utilizing both securitizations and whole-loan sales. As a result of these transactions, finance receivables are removed from the balance sheet. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments.

Textron Financial utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. Proceeds provided by these transactions generated $549 million in cash in the first quarter of 2007. The Company did not utilize incremental off-balance sheet financing arrangements in the first quarter of 2006. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. Gains related to these transactions amounted to $15 million in the first quarter of 2007 and $11 million in the first quarter of 2006. The securitization gains in the first quarter of 2007 consisted of $10 million related to recurring finance receivables sales into the Distribution Finance revolving securitization and $5 million related to an incremental finance receivable sale into the Distribution Finance revolving securitization. Cash collections on current and prior period securitization gains were $13 million and $15 million for the first quarter of 2007 and 2006, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	March 31,		December 30,
	2007		2006
	(Dollars in millions)

Distribution Finance	$4,084	38%	$3,753	37%
Aviation Finance	2,032	19%	1,939	19%
Golf Finance	1,615	15%	1,518	15%
Resort Finance	1,349	13%	1,295	13%
Asset-Based Lending	895	8%	864	8%
Structured Capital	643	6%	730	7%
Corporate and Other	126	1%	142	1%

Total managed finance receivables	$10,744	100%	$10,241	100%

In the first quarter of 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). The adoption of this Staff Position resulted in a $50 million reduction in the Structured Capital segment’s leveraged lease investment.

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

	March 31,		December 30,
	2007		2006
	(Dollars in millions)

Golf Finance	$31	1.88%	$29	1.89%
Resort Finance	15	1.11%	16	1.22%
Aviation Finance	13	0.71%	12	0.70%
Asset-Based Lending	12	1.35%	16	1.81%
Distribution Finance	9	0.42%	7	0.28%
Corporate and Other	36	23.32%	33	19.74%

Total nonperforming assets	$116	1.32%	$113	1.28%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. A significant portion of nonperforming assets in Golf Finance is attributable to two delinquent golf course mortgage loans whose operations have been affected by the prolonged effects of Hurricane Katrina.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At March 31, 2007, floating-rate liabilities in excess of floating-rate assets were $322 million, net of $2.9 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, and $72 million of interest rate exchange agreements, which effectively converted fixed-rate receivables to a floating-rate equivalent.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable-rate receivable yields. We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at March 31, 2007, indicates that an increase in interest rates of 100 basis points would have a negative impact on net income and cash flows of $2 million for the following twelve-month period.

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

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $61 million and $28 million at March 31, 2007 and December 30, 2006, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 vs. March 31, 2006

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	March 31,	March 31,
	2007	2006
	(Dollars in millions)

Finance charges	$166	$145
Securitization gains	15	11
Rental revenues on operating leases	8	7
Other income	21	19

Total revenues	210	182
Interest expense	100	73
Depreciation of equipment on operating leases	4	4

Net interest margin	$106	$105

Portfolio yield	8.30%	8.89%
Net interest margin as a percentage of average net investment	5.15%	6.22%

Finance charges increased during the first quarter of 2007, principally reflecting $1.5 billion of higher average finance receivables ($33 million) and a higher interest rate environment ($11 million), partially offset by lower relative receivable portfolio yields ($23 million). The increase in average finance receivables was primarily the result of growth in Distribution and Aviation Finance. Lower relative receivable portfolio yields were primarily the result of $11 million lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($2 million) and the recognition of $4 million of loan discount in earnings in the first quarter of 2006, which resulted from the successful collection of loans purchased at a discount. Securitization gains increased $4 million in the first quarter of 2007 as a result of the incremental sale of $588 million Distribution Finance receivables.

Net interest margin increased in the first quarter of 2007, despite a decrease in net interest margin percentage, principally reflecting the impact of growth in average finance receivables ($16 million) and a $4 million increase in securitization gains. These positive impacts were partially offset by the leveraged lease residual value impairments ($11 million), the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($2 million) and the recognition of $4 million of loan discount earnings in 2006. In addition, we experienced relatively lower receivable pricing from competitive pressures on portfolio yields, which were only partially offset by better borrowing spreads.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling and Administrative Expenses

	March 31,	March 31,
	2007	2006
	(Dollars in millions)

Selling and administrative expenses	$49	$47
Selling and administrative expenses as a percentage of managed and serviced finance receivables	1.68%	1.91%
Operating efficiency ratio	46.2%	44.8%

Selling and administrative expenses increased during the first quarter of 2007 compared to the same period in 2006, reflecting higher information technology infrastructure and telecom costs ($2 million). Salaries and benefits expense was stable despite significant growth in the managed and serviced receivable portfolio. Process improvement initiatives continue to enable growth in the receivable portfolio without significant growth in staffing levels.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	March 31,	March 31,
	2007	2006
	(In millions)

Allowance for losses on finance receivables beginning of year	$93	$96
Provision for losses	5	9
Less net charge-offs:
Distribution Finance	3	1
Asset-Based Lending	—	2
Resort Finance	—	1
Aviation Finance	—	1
Corporate and Other	1	—

Total net charge-offs	4	5

Allowance for losses on finance receivables end of period	$94	$100

The decrease in the provision for losses during the first quarter of 2007 includes a reduction of the rate used to establish the allowance for loan losses as both the nonperforming asset percentage (1.32%) and 60+ days contractual delinquency percentage (0.80%) remain consistently near record lows. These continuing nonperforming assets and delinquency rates, combined with strong collateral values have resulted in an annualized charge-off rate of 0.13% in the first quarter of 2007.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remains subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	March 31,	March 31,
	2007	2006

Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.3	1.3
Tax exempt interest	(0.2)	(0.3)
Foreign tax rate differential	(2.0)	(1.9)
Canadian dollar functional currency	(4.0)	—
Interest on tax contingencies — leveraged leases	3.3	2.5
Tax credits	(1.6)	(1.8)
Other, net	1.7	1.3

Effective income tax rate	33.5%	36.1%

For the three months ended March 31, 2007, the effective tax rate decreased 2.6% compared to the corresponding period in 2006. This decrease is primarily due to a non-recurring increase in the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries, partially offset by an increase in interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$83	$59

Net interest margin	$56	$43
Selling and administrative expenses	23	19
Provision for losses	5	2

Segment income	$28	$22

Distribution Finance segment income increased $6 million in the first quarter of 2007 due to an increase in net interest margin, partially offset by higher selling and administrative expenses and higher loss provision. The increases in net interest margin and selling and administrative expenses are the result of a $693 million increase in average finance receivables as compared to the first quarter of 2006. Selling and administrative expenses as a percentage of average managed and serviced receivables improved to 2.17% as compared to 2.38% in the first quarter of 2006. Provision for losses increased as the level of nonperforming assets and charge-offs in the portfolio showed slight increases from the first quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aviation Finance

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$40	$28

Net interest margin	$17	$13
Selling and administrative expenses	5	5
Provision for losses	1	1

Segment income	$11	$7

Aviation Finance segment income increased $4 million in the first quarter of 2007. Higher average finance receivables of $528 million were the primary driver of the increase in both revenues and net interest margin. Selling and administrative expenses remained stable despite the increase in receivables and portfolio credit quality remained very good.

Golf Finance

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$34	$30

Net interest margin	$15	$13
Selling and administrative expenses	5	5
Provision for losses	2	2

Segment income	$8	$6

Golf Finance segment income increased $2 million in the first quarter of 2007. Net interest margin and revenues increased primarily as a result of $167 million higher average finance receivables.

Resort Finance

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$32	$30

Net interest margin	$16	$18
Selling and administrative expenses	6	6
Provision for losses	(3)	(1)

Segment income	$13	$13

Resort Finance segment income was $13 million during the first quarter of both 2007 and 2006. Revenues increased primarily due to a $183 million increase in average finance receivables, however, net interest margin declined as compared to 2006 due to the recognition of a $4 million loan discount in earnings in 2006, which resulted from the successful collection of loans purchased at a discount. The decrease in the provision for losses during the first quarter of 2007 reflects a reduction of the rate used to establish the allowance for loan losses ($3 million) as the percentage of nonperforming assets continues to decrease and recoveries exceeded charge-offs during the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset-Based Lending

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$23	$21

Net interest margin	$12	$12
Selling and administrative expenses	5	6
Provision for losses	(1)	5

Segment income	$8	$1

The increase in Asset-Based Lending segment income in the first quarter of 2007 was primarily due to a $6 million decrease in provision for losses. The decrease in provision for losses reflects specific reserving actions taken on two nonperforming accounts during the first quarter of 2006 and an improvement in portfolio quality in first quarter of 2007. The balance of nonperforming assets decreased to $12 million from $16 million at the end of 2006 and recoveries exceeded charge-offs during the quarter. Interest margin was consistent with the first quarter of 2006 as increased margin resulting from a $117 million increase in average finance receivables was offset by lower receivable pricing.

Structured Capital

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$(3)	$7

Net interest margin	$(7)	$3
Selling and administrative expenses	1	1

Segment (loss) income	$(8)	$2

Structured Capital segment income decreased in the first quarter of 2007 reflecting $11 million lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments and the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($2 million), partially offset by the impact of a $2 million leveraged lease residual impairment charge recognized in the first quarter of 2006. The residual value impairments in 2007 relate to office building leases which mature in 2008. The reduction of leveraged lease earnings from the adoption of FSP 13-2 will have a similar impact on net interest margin during the remainder of 2007.

Corporate and Other Segment

	March 31,	March 31,
	2007	2006
	(In millions)

Revenues	$1	$7

Net interest margin	$(3)	$3
Selling and administrative expenses	4	5
Provision for losses	1	—

Segment loss	$(8)	$(2)

Corporate and Other segment loss increased during the first quarter of 2007 primarily reflecting $6 million lower net interest margin. The decrease in net interest margin is primarily due to a $163 million decrease in average

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

finance receivables ($1 million), a $1 million impairment charge related to an asset received in satisfaction of a troubled loan in the media finance portfolio and an increase in interest expense related to a change in the methodology used to allocate interest expense to our segments ($4 million), which is more fully described in Note 11 Financial Information About Operating Segments.

Selected Financial Ratios

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net interest margin as a percentage of average net investment(1)	5.15%	6.22%
Return on average equity	12.73%	12.10%
Return on average assets	1.54%	1.65%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.68%	1.91%
Operating efficiency ratio(3)	46.2%	44.8%
Net charge-offs as a percentage of average finance receivables	0.13%	0.30%

	March 31,		December 30,
	2007		2006

60+ days contractual delinquency as a percentage of finance receivables(4)	0.80%		0.77%
Nonperforming assets as a percentage of finance assets(5)	1.32%		1.28%
Allowance for losses on finance receivables as a percentage of finance receivables	1.14%		1.11%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	123.2%		123.1%
Total debt to tangible shareholder’s equity(6)	8.40	x	7.10	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

Forward-looking Information

Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; and (l) performance of acquisitions.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 30, 2007