Form 10-Q
period 2007-06-30
TEXTRON FINANCIAL CORP
filed 2007-07-27
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2007
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

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Finance charges	$173	$156	$339	$301
Securitization gains	15	10	30	21
Rental revenues on operating leases	8	9	16	16
Other income	43	17	64	36

Total revenues	239	192	449	374
Interest expense	102	84	202	157
Depreciation of equipment on operating leases	4	5	8	9

Net interest margin	133	103	239	208
Selling and administrative expenses	54	48	103	95
Provision for losses	11	(1)	16	8

Income before income taxes	68	56	120	105
Income taxes	27	20	44	38

Net income	$41	$36	$76	$67

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 30,
	2007	2006
	(In millions)

Assets
Cash and equivalents	$66	$47
Finance receivables, net of unearned income:
Revolving loans	2,101	1,948
Distribution finance receivables	1,999	2,423
Installment contracts	1,949	1,674
Golf course and resort mortgages	1,118	1,060
Finance leases	628	590
Leveraged leases	544	615

Total finance receivables	8,339	8,310
Allowance for losses on finance receivables	(86)	(93)

Finance receivables — net	8,253	8,217
Equipment on operating leases — net	239	238
Goodwill	169	169
Other assets	329	329

Total assets	$9,056	$9,000

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$547	$479
Amounts due to Textron Inc.	20	20
Deferred income taxes	492	497
Debt	6,937	6,862

Total liabilities	7,996	7,858

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	17	7
Retained earnings	476	568

Total shareholder’s equity	1,060	1,142

Total liabilities and shareholder’s equity	$9,056	$9,000

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$76	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued interest and other liabilities	12	51
Provision for losses	16	8
Depreciation	14	14
Amortization	5	5
Deferred income tax provision	12	5
Non-cash gains in excess of collections on securitizations and syndications	(2)	4
Other — net	20	1

Net cash provided by operating activities of continuing operations	153	155
Net cash used by operating activities of discontinued operations	—	(4)

Net cash provided by operating activities	153	151
Cash flows from investing activities:
Finance receivables originated or purchased	(6,489)	(5,996)
Finance receivables repaid	5,795	4,974
Proceeds from receivable sales, including securitizations	711	50
Proceeds from disposition of operating leases and other assets	33	46
Purchase of assets for operating leases	(28)	(48)
Other capital expenditures	(4)	(5)
Other investments	5	8

Net cash provided (used) by investing activities of continuing operations	23	(971)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,069	1,009
Principal payments on long-term debt	(958)	(652)
Net (decrease) increase in commercial paper	(119)	519
Net increase (decrease) in other short-term debt	18	(7)
Proceeds from issuance of nonrecourse debt	—	25
Principal payments on nonrecourse debt	(31)	—
Capital contributions from Textron Inc.	5	23
Dividends paid to Textron Inc.	(140)	(85)

Net cash (used) provided by financing activities of continuing operations	(156)	832
Effect of exchange rate changes on cash	(1)	1

Net cash provided by continuing operations	19	17
Net cash used by discontinued operations	—	(4)

Net increase in cash and equivalents	19	13
Cash and equivalents at beginning of year	47	10

Cash and equivalents at end of period	$66	$23

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other		Total
		Company	Comprehensive		Share-
	Capital	Preferred	Income	Retained	holder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance December 31, 2005	$574	$(25)	$5	$496	$1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	592	(25)	7	568	1,142
Comprehensive income:
Net income	—	—	—	76	76
Other comprehensive income:
Foreign currency translation	—	—	9	—	9
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	1	—	1
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	—	—	—

Other comprehensive income	—	—	10	—	10

Comprehensive income	—	—	—	—	86
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	5	—	—	—	5
Dividends to Textron Inc.	(5)	—	—	(135)	(140)

Balance June 30, 2007	$592	$(25)	$17	$476	$1,060

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2007, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3.	Other Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Servicing income	$9	$8	$17	$15
Investment income	4	4	7	8
Syndication income	2	—	2	—
Prepayment income	1	—	3	2
Late charges	—	1	1	2
Other	27	4	34	9

Total other income	$43	$17	$64	$36

The Other component of Other income includes commitment fees, residual gains, gains from asset sales, excluding syndications, insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

In the second quarter of 2007 we recorded a $21 million gain on the sale of a leveraged lease investment which is included in the Other component of Other income.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	June 30,	December 30,
	2007	2006
	(In millions)

Total managed and serviced finance receivables	$12,284	$11,536
Nonrecourse participations	(885)	(695)
Third-party portfolio servicing	(635)	(581)
Small business administration sales agreements	(16)	(19)

Total managed finance receivables	10,748	10,241
Securitized receivables	(2,409)	(1,931)

Owned finance receivables	$8,339	$8,310

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Distribution Finance and Golf Finance, which are sold to independent investors.

Owned receivables include approximately $210 million and $144 million of finance receivables that were unfunded at June 30, 2007 and December 30, 2006, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	June 30,	December 30,
	2007	2006
	(In millions)

Rental receivable	$1,628	$1,838
Nonrecourse debt	(1,094)	(1,292)
Estimated residual values of leased assets	306	329

	840	875
Less unearned income	(296)	(260)

Investment in leveraged leases	544	615
Deferred income taxes	(399)	(410)

Net investment in leveraged leases	$145	$205

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income taxes as discussed in Note 10 Contingencies. The adoption of FSP 13-2 resulted in a $50 million reduction in Leveraged leases, a $17 million reduction in liabilities recorded within Deferred income taxes and a $33 million Cumulative effect of a change in accounting principle that reduced Retained earnings.

The recalculation of leveraged lease earnings in connection with the adoption of FSP 13-2 also reduced the Company’s ongoing yield on the leveraged lease investment, which resulted in a $3 million and $5 million decrease in leveraged lease earnings for the three and six months ended June 30, 2007, respectively. The impact of any future projected changes in the timing of cash flows related to income taxes will be recognized in Finance charges in the Company’s Consolidated Statements of Income.

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

	June 30,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$36	$60
Impaired accrual finance receivables	—	101

Total impaired finance receivables	$36	$161

Impaired nonaccrual finance receivables with identified reserve requirements	$24	$36
Allowance for losses on impaired nonaccrual finance receivables	$11	$17

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	June 30,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$36	$60
Nonaccrual homogenous finance receivables	15	15

Total nonaccrual finance receivables	51	75
Repossessed assets and properties	38	38

Total nonperforming assets	$89	$113

The average recorded investment in impaired nonaccrual finance receivables during the six months ended June 30, 2007 was $50 million compared to $73 million in the corresponding period in 2006. There was no average recorded investment in impaired accrual finance receivables during the six months ended June 30, 2007 compared to $30 million in the corresponding period in 2006.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $4 million and $6 million in the first six months of 2007 and 2006, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired, however C&A continues to make payments. The outstanding balance on these leases totaled $55 million at June 30, 2007 and $61 million at December 30, 2006. We have not classified this lease as nonaccrual due to the performance guarantee from Textron.

Note 6.	Other Assets

	June 30,	December 30,
	2007	2006
	(In millions)

Retained interests in securitizations	$192	$179
Repossessed assets and properties	38	38
Fixed assets — net	33	34
Other long-term investments	32	40
Investment in equipment residuals	—	3
Other	34	35

Total other assets	$329	$329

Interest-only securities within retained interests in securitizations were $43 million and $51 million at June 30, 2007 and December 30, 2006, respectively.

Repossessed assets and properties and Other long-term investments include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income.

The Investment in equipment residuals represents the remaining equipment residual values associated with equipment lease payments that were sold.

The Other category primarily represents the fair value of derivative instruments, debt acquisition costs, and an intangible asset, which is being amortized over its contractual term of five years.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Debt and Credit Facilities

	June 30,	December 30,
	2007	2006
	(In millions)

Short-term debt:
Commercial paper	$1,624	$1,719
Other short-term debt	83	60

Total short-term debt	1,707	1,779
Long-term debt:
Fixed-rate notes
Due 2007 (weighted-average rates of 4.31% and 5.50%, respectively)	35	843
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	620	611
Due 2009 (weighted-average rates of 5.66% and 5.67%, respectively)	656	649
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 5.03% and 5.03%, respectively)	651	651

Total Fixed-rate notes	2,519	3,311
Variable-rate notes
Due 2007 (weighted-average rates of 5.81% and 5.80%, respectively)	200	275
Due 2008 (weighted-average rates of 5.44% and 5.45%, respectively)	355	355
Due 2009 (weighted-average rates of 5.46% and 5.47%, respectively)	863	913
Due 2010 (weighted-average rates of 5.32% and 5.49%, respectively)	897	276
Due 2011 (weighted-average rate of 5.49%)	150	—

Total Variable-rate notes	2,465	1,819
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	—

Unamortized discount	(4)	(3)
Fair value adjustments	(50)	(44)

Total long-term and subordinated debt	5,230	5,083

Total debt	$6,937	$6,862

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit were drawn at June 30, 2007 or December 30, 2006.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s committed credit facilities at June 30, 2007 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,624	$12	$114
Textron multi-year facility expiring in 2012	1,250	—	20	1,230

Total	$3,000	$1,624	$32	$1,344

The weighted-average interest rates on short-term borrowings at June 30, 2007 and June 30, 2006 were as follows:

	June 30,	June 30,
	2007	2006

Commercial paper	5.20%	5.31%
Other short-term debt	4.51%	5.33%

The combined weighted-average interest rates on these borrowings during the first six months of 2007 and 2006 were 5.13% and 4.88%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

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

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.3 billion and $3.0 billion at June 30, 2007 and December 30, 2006, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 6.11% and 5.37% for the six months ended June 30, 2007 and June 30, 2006, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements was 5.63% and 5.49% for the six months ended June 30, 2007 and June 30, 2006, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements were 5.55% and 5.20% during the six months ended June 30, 2007 and June 30, 2006,

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. In addition, Textron Financial had $100 million of interest rate exchange agreements at both June 30, 2007 and December 30, 2006 related to the conversion of variable-rate debt to fixed-rate debt with weighted-average fixed interest rates of 3.67%. The weighted-average rate on remaining variable-rate notes not subject to interest rate exchange agreements was 5.54% and 5.18% for the six months ended June 30, 2007 and June 30, 2006, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $2.2 billion and $1.8 billion at June 30, 2007 and December 30, 2006, respectively.

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

In the first six months of 2007, Textron Financial declared and paid dividends of $140 million. The terms of the Company’s credit facility limit the payment of dividends to an additional $213 million at June 30, 2007.

Note 8.	Accumulated Other Comprehensive Income and Comprehensive Income

Accumulated other comprehensive income is as follows:

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(In millions)

Beginning of year	$7	$5
Foreign currency translation	9	4
Amortization of deferred losses on hedge contracts, net of income taxes of $2 million and $1 million, respectively	3	2
Net deferred (loss) gain on hedge contracts, net of income tax benefit of $1 million and income taxes of $1 million, respectively	(2)	2
Net deferred loss on interest-only securities, net of income tax benefit of $1 million in 2006	—	(2)

End of period	$17	$11

Comprehensive income is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Net income	$41	$36	$76	$67
Other comprehensive income	10	3	10	6

Comprehensive income	$51	$39	$86	$73

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Income Taxes

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

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (“IRS”) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At June 30, 2007, $172 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues:
Distribution Finance	$76	$64	$159	$123
Aviation Finance	44	32	84	60
Golf Finance	37	32	71	62
Resort Finance	33	30	65	60
Structured Capital	24	8	21	15
Asset-Based Lending	23	23	46	44
Corporate and Other	2	3	3	10

Total revenues	$239	$192	$449	$374

Income before income taxes:(1)(2)
Distribution Finance	$27	$26	$55	$48
Aviation Finance	11	10	22	16
Golf Finance	11	11	19	17
Resort Finance	10	8	23	21
Structured Capital	19	3	11	5
Asset-Based Lending	4	4	12	6
Corporate and Other	(14)	(6)	(22)	(8)

Income before income taxes	$68	$56	$120	$105

	June 30,	December 30,
	2007	2006
	(In millions)

Finance assets:(3)
Distribution Finance	$2,078	$2,422
Aviation Finance	2,047	1,776
Golf Finance	1,583	1,524
Resort Finance	1,401	1,296
Asset-Based Lending	943	864
Structured Capital	655	756
Corporate and Other	134	170

Total finance assets	$8,841	$8,808

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

Prior to 2007, we allocated 100% of the interest expense recognized to the Company’s operating segments without adjustment. In addition, the allocation was determined, to the extent possible, based on matching variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets. Any excess floating-rate debt was allocated to fixed-rate finance assets. A change in the allocation methodology was made to measure the results of each segment more consistently with the economic characteristics of their existing portfolio, which is consistent with how management internally evaluates segment operating performance. The 2006 results have not been restated under the new methodology. This change had a $4 million and $8 million positive effect on the collective results of the six core portfolio segments for the three and six months ended June 30, 2007, respectively.

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

During the first six months of 2007, we experienced continued growth in our managed finance receivable portfolio. Managed finance receivables grew by $507 million, or 5%, from year-end 2006, primarily in Aviation Finance, Distribution Finance and Resort Finance. We expect continued growth in our core portfolios throughout the remainder of 2007.

Portfolio quality statistics improved during the first six months of 2007 compared to year-end 2006. Nonperforming assets as a percentage of finance assets was 1.00% at June 30, 2007 compared to 1.28% at year-end, and 60+ days contractual delinquency as a percentage of finance receivables was 0.56% at June 30, 2007 compared to 0.77% at year-end 2006. This improvement resulted from the remediation of accounts which became delinquent and nonperforming in earlier periods and charge-offs taken on nonperforming accounts which had been specifically reserved in earlier periods. We believe these statistics represent the low end of a reasonable range of expectations for our portfolio.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.81% during the first six months of 2007, as compared to 6.01% during the first six months of 2006. The decrease is primarily attributable to lower leveraged lease earnings and the impact of competitive pressures on receivable yields, which were only partially offset by better borrowing spreads. The reduction in leveraged lease earnings was primarily due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments and the adoption of revised leveraged lease accounting standards in the first quarter of 2007. These negative impacts to net interest margin percentage were significantly offset by a $21 million gain on the sale of a leveraged lease investment.

Selling and administrative expenses as a percentage of average managed and serviced receivables improved during the first six months of 2007 (1.72%) compared to the same period in 2006 (1.90%). The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

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

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at June 30, 2007 or December 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s committed credit facilities at June 30, 2007 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,624	$12	$114
Textron multi-year facility expiring in 2012	1,250	—	20	1,230

Total	$3,000	$1,624	$32	$1,344

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first six months of 2007, $640 million of term debt and CAD 140 million of term debt were issued under this registration statement.

During the first quarter of 2007, Textron Financial also issued $300 million of Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature in 2067; however, we have the right to redeem the notes at par beginning in 2017, and have a redemption obligation beginning in 2042.

Cash flows provided by operating activities of continuing operations were $153 million during the first six months of 2007, compared to $155 million in the corresponding period of 2006. An increase in profitability and non-cash impairment charges were more than offset by the timing of payments of accrued interest and other liabilities.

Cash flows provided by investing activities of continuing operations totaled $23 million during the first six months of 2007, compared to $971 million used by investing activities of continuing operations in the corresponding period of 2006. The decrease in cash flows used was primarily the result of a $661 million increase in Proceeds from receivable sales, including securitizations, and a $328 million reduction in finance receivable originations, net of cash collections as compared to the first six months of 2006. The increase in Proceeds from receivable sales, including securitizations, is primarily attributable to the sale of $588 million of receivables into the Distribution Finance revolving securitization in the first quarter of 2007.

Cash flows used by financing activities of continuing operations were $156 million during the first six months of 2007, compared to $832 million provided by financing activities of continuing operations in the corresponding period of 2006. The decrease in cash flows was primarily attributable to the use of the Distribution Finance revolving securitization to fund receivable portfolio growth during the first six months of 2007 and the reduction of finance receivable originations, net of cash collections as compared to the first six months of 2006.

Net cash used by discontinued operations in 2006 reflects cash disbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 87% at June 30, 2007, compared to 86% at December 30, 2006. Textron Financial’s ratio of earnings to fixed charges was 1.59x for the six months ended June 30, 2007, compared to 1.66x for the corresponding period in 2006. Commercial paper and Other short-term debt as a percentage of total debt was 25% at June 30, 2007, compared to 26% at the end of 2006.

During the first six months of 2007, Textron Financial declared and paid dividends to Textron of $140 million, compared to dividends declared and paid of $85 million during the corresponding period of 2006. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $5 million to Textron Financial in the first six months of 2007 and $23 million in the corresponding period of 2006. The 2007 contribution consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation. The 2006 contribution consisted of $18 million to support the acquisition of a company with $164 million of finance receivables in the Distribution Finance segment and $5 million consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

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

Textron Financial utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. Proceeds provided by these transactions generated $549 million and $50 million in cash during the first six months of 2007 and 2006, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. Gains related to these transactions amounted to $30 million in the first six months of 2007 and $21 million in the first six months of 2006. The securitization gains in the first six months of 2007 consisted of $25 million related to recurring finance receivables sales into the Distribution Finance revolving securitization and $5 million related to an incremental finance receivable sale into the Distribution Finance revolving securitization. The securitization gains in the first six months of 2006 were solely related to recurring finance receivables sales into the Distribution Finance revolving securitization. Cash collections on current and prior period securitization gains were $30 million and $29 million for the first six months of 2007 and 2006, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	June 30,		December 30,
	2007		2006
	(Dollars in millions)

Distribution Finance	$3,952	37%	$3,753	37%
Aviation Finance	2,142	20%	1,939	19%
Golf Finance	1,570	14%	1,518	15%
Resort Finance	1,401	13%	1,295	13%
Asset-Based Lending	943	9%	864	8%
Structured Capital	633	6%	730	7%
Corporate and Other	107	1%	142	1%

Total managed finance receivables	$10,748	100%	$10,241	100%

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

	June 30,		December 30,
	2007		2006
	(Dollars in millions)

Golf Finance	$20	1.24%	$29	1.89%
Resort Finance	14	0.98%	16	1.22%
Aviation Finance	11	0.56%	12	0.70%
Distribution Finance	10	0.49%	7	0.28%
Asset-Based Lending	4	0.39%	16	1.81%
Corporate and Other	30	22.31%	33	19.74%

Total nonperforming assets	$89	1.00%	$113	1.28%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. A significant portion of nonperforming assets in Golf Finance is attributable to two delinquent golf course mortgage loans whose operations have been affected by the prolonged effects of Hurricane Katrina.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At June 30, 2007, floating-rate liabilities in excess of floating-rate assets were $397 million, net of $2.2 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, and $11 million of interest rate exchange agreements, which effectively converted fixed-rate receivables to a floating-rate equivalent.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks. As a consequence, changes in short-term borrowing costs generally precede changes in variable-rate receivable yields. We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at June 30, 2007, indicates that an increase in interest rates of 100 basis points would have a negative impact on net income and cash flows of $2 million for the following twelve-month period.

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

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $86 million and $28 million at June 30, 2007 and December 30, 2006, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2007 vs. June 30, 2006

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Finance charges	$173	$156	$339	$301
Securitization gains	15	10	30	21
Rental revenues on operating leases	8	9	16	16
Other income	43	17	64	36

Total revenues	239	192	449	374
Interest expense	102	84	202	157
Depreciation of equipment on operating leases	4	5	8	9

Net interest margin	$133	$103	$239	$208

Portfolio yield	8.67%	9.11%	8.49%	9.00%
Net interest margin as a percentage of average net investment	6.47%	5.81%	5.81%	6.01%

The increase in finance charges for the three and six months ended June 30, 2007 principally reflected $1.2 billion and $1.3 billion of higher average finance receivables ($26 million and $59 million) and a higher interest rate environment ($4 million and $15 million), partially offset by the impact of competitive pressures on receivable yields ($8 million and $12 million). For the six months ended June 30, 2007, the increase in finance charges was also offset by lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments ($13 million). Securitization gains increased in both the three and six months ended June 30, 2007 due to a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007. The increase in other income for the three and six months ended June 30, 2007 primarily reflects a $21 million gain on the sale of a leveraged lease investment.

For the three months ended June 30, 2007, the increase in net interest margin dollars principally reflects the gain from the sale of a leveraged lease investment and growth in average finance receivables ($12 million), partially offset by $8 million from the impact of competitive pressures on receivable yields. The increase in net interest margin percentage primarily reflects the gain from the sale of a leveraged lease investment, partially offset by competitive pressures on receivable yields, and the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($3 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the six months ended June 30, 2007, the increase in net interest margin dollars principally reflects growth in average finance receivables ($28 million), the gain from the sale of a leveraged lease investment and the increase in securitization gains. These increases were partially offset by lower leveraged lease earnings ($18 million), the net impact of competitive pressures on receivable yields, which were only partially offset by better borrowing spreads ($11 million) and the recognition of previously suspended earnings and a loan discount in earnings in 2006 ($6 million), which resulted from the successful collection of loans purchased at a discount. The reduction in leveraged lease earnings was primarily due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments ($13 million) and the adoption of FSP 13-2 ($5 million).

The decrease in net interest margin percentage is primarily attributable to the net impact of competitive pressures on receivable yields, which were only partially offset by better borrowing spreads as the gain from the sale of a leveraged lease investment was offset by lower leveraged lease earnings due to the unfavorable earnings adjustment attributable to the recognition of residual value impairments and the adoption of FSP 13-2 and the recognition of previously suspended earnings and a loan discount in 2006.

Selling and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Selling and administrative expenses	$54	$48	$103	$95
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.76%	1.89%	1.72%	1.90%
Operating efficiency ratio	40.6%	46.6%	43.1%	45.7%

Selling and administrative expenses as a percentage of average managed and serviced receivables and the operating efficiency ratio improved during the three and six months ended June 30, 2007 as compared to the corresponding periods of 2006. The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels. The impact of these improvements was mitigated in the operating efficiency ratio for the six months ended June 30, 2006 as a result of the reduction in net interest margin percentage.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Allowance for losses on finance receivables beginning of period	$94	$100	$93	$96
Provision for losses	11	(1)	16	8
Less net charge-offs:
Asset-Based Lending	8	—	8	2
Distribution Finance	3	1	6	1
Golf Finance	2	—	2	1
Aviation Finance	1	—	1	1
Resort Finance	(1)	—	(1)	1
Corporate and Other	6	6	7	6

Total net charge-offs	19	7	23	12

Allowance for losses on finance receivables end of period	$86	$92	$86	$92

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in provision for losses for the three months ended June 30, 2007 as compared to the corresponding period of 2006 primarily reflects an increase for one account in the Corporate and Other segment ($5 million) and a reduction in the rates utilized to establish the allowance for losses in several portfolios in 2006 due to improvements in portfolio quality ($6 million). The increase in provision for losses for the six months ended June 30, 2007 as compared to the corresponding period of 2006 reflects the increase for one account in the Corporate and Other segment and a higher level of reduction in the rates utilized to establish the allowance for losses in 2006 as compared to 2007 ($3 million). The increase in net charge-offs for the first three and six months of 2007 primarily reflect charge-offs of two nonperforming accounts in Asset-Based Lending for which a specific allowance for losses had been established in previous periods and one account in Golf Finance.

As a result of these charge-offs, the allowance for losses on finance receivables decreased by $6 million in the first six months of 2007 as compared to the corresponding period of 2006. This decrease corresponds with a $24 million decrease in nonaccrual finance receivables during the same six months and results in an allowance for losses on finance receivables as a percentage of nonaccrual finance receivables of 171.3% from 123.1% at the end of 2006.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remains subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	2.6	1.0	2.0	1.0
Foreign tax rate differential	(0.3)	(0.5)	(1.0)	(1.1)
Canadian dollar functional currency	—	—	(1.7)	—
Interest on tax contingencies — leveraged leases	2.5	2.1	2.8	2.3
Tax credits	(1.0)	(1.7)	(1.2)	(1.3)
Other, net	1.4	1.0	1.4	0.7

Effective income tax rate	40.2%	36.9%	37.3%	36.6%

For the three months ended June 30, 2007, the effective tax rate increased by 3.3% compared to the corresponding period in 2006. This increase is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, a decrease in available tax credits, and an increase in interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

For the six months ended June 30, 2007, the effective tax rate increased by 0.7% compared to the corresponding period in 2006. This increase is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, an increase in interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies, partially offset by a non-recurring increase in the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$76	$64	$159	$123

Net interest margin	$53	$44	$109	$87
Selling and administrative expenses	23	21	46	40
Provision for losses	3	(3)	8	(1)

Segment income	$27	$26	$55	$48

Distribution Finance segment income increased $1 million during the second quarter of 2007 primarily due to higher net interest margin from increased securitization gains and servicing income as a result of a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007 ($6 million) and a $196 million increase in average finance receivables ($2 million), partially offset by higher provision for losses ($6 million). The increase in provision for losses primarily reflects a change in the rates utilized to establish the allowance for losses in the second quarter of 2006.

The $7 million increase in segment income during the first six months of 2007 is primarily due to net interest margin from a $445 million increase in average finance receivables ($11 million) and increased securitization gains and servicing income as a result of a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007 ($11 million). The impact of growth in both owned and securitized finance receivables was partially offset by a $9 million increase in the provision for losses and a $6 million increase in selling and administrative expenses as a result of portfolio growth. The increase in provision for losses primarily reflects a change in the rates utilized to establish the allowance for losses in the second quarter of 2006.

Aviation Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$44	$32	$84	$60

Net interest margin	$18	$14	$35	$26
Selling and administrative expenses	5	5	10	10
Provision for losses	2	(1)	3	—

Segment income	$11	$10	$22	$16

Aviation Finance segment income remained relatively unchanged during the second quarter of 2007 compared to the same period in 2006. Strong growth in average finance receivables of $596 million had a $3 million positive impact on net interest margin. This was offset by a $3 million increase in the provision for losses as a result of growth and a change in the rates utilized to establish the allowance for losses in the second quarter of 2006.

Aviation Finance segment income increased by $6 million during the first six months of 2007 compared to the same period in 2006. The increase is primarily due to a $562 million increase in average finance receivables ($8 million), partially offset by a $3 million increase in the provision for losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Golf Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$37	$32	$71	$62

Net interest margin	$17	$13	$32	$26
Selling and administrative expenses	5	4	10	9
Provision for losses	1	(2)	3	—

Segment income	$11	$11	$19	$17

Golf Finance segment income remained relatively stable during the second quarter of 2007 as the $4 million increase in net interest margin from $165 million growth in average finance receivables, lower borrowing spreads and gains from the sale of two loans in the golf mortgage portfolio were substantially offset by a slight increase in selling and administrative expenses and a $3 million increase in the provision for losses. The increase in provision for losses primarily reflects a change in the rates utilized to establish the allowance for losses in the second quarter of 2006.

Golf Finance segment income increased by $2 million in the first six months of 2007 as the $6 million increase in net interest margin from $166 million growth in average finance receivables, lower borrowing spreads and gains from the sale of two loans in the golf mortgage portfolio were substantially offset by a slight increase in selling and administrative expenses and a $3 million increase in the provision for losses. The increase in provision for losses primarily reflects a change in the rates utilized to establish the allowance for losses in the second quarter of 2006.

Resort Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$33	$30	$65	$60

Net interest margin	$16	$16	$32	$34
Selling and administrative expenses	6	5	12	11
Provision for losses	—	3	(3)	2

Segment income	$10	$8	$23	$21

Resort Finance segment income increased $2 million during the second quarter of 2007 primarily attributable to a decrease in provision for losses. The decrease in provision for losses reflects an improvement in the credit quality of the portfolio as demonstrated by the reduction in nonperforming assets and recoveries realized in the land finance portfolio. Net interest margin increased as a result of $263 million growth in average finance receivables, but was offset by a reduction in receivable yields attributable to the recognition of a loan discount in earnings in 2006, which resulted from the successful collection of loans purchased at a discount.

The increase in Resort Finance segment income of $2 million for the first six months of 2007 primarily reflects a decrease in provision for losses, partially offset by a $2 million decrease in net interest margin. The decrease in provision for losses reflects a reduction in the rate utilized to establish the allowance for loan losses ($3 million) and recoveries realized in the land finance portfolio. Net interest margin decreased primarily due to the recognition of suspended earnings and a loan discount in earnings in 2006 ($6 million), which resulted from the successful collection of loans purchased at a discount, partially offset by the impact of $223 million higher average finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Capital

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$24	$8	$21	$15

Net interest margin	$20	$4	$13	$7
Selling and administrative expenses	1	1	2	2

Segment income	$19	$3	$11	$5

Structured Capital segment income increased by $16 million during the second quarter of 2007, primarily reflecting a gain from the sale of a leveraged lease investment ($21 million). The impact of this gain was partially offset by the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($3 million) and the recognition of an impairment on a matured leveraged lease residual ($3 million).

Structured Capital segment income increased by $6 million during the first six months of 2007, primarily reflecting a gain from the sale of a leveraged lease investment ($21 million). The impact of this gain was partially offset by lower leveraged lease earnings due to an unfavorable earnings adjustment attributable to the recognition of residual value impairments ($13 million) and the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($5 million). The reduction of leveraged lease earnings from the adoption of FSP 13-2 will have a similar impact on net interest margin during the remainder of 2007.

Asset-Based Lending

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$23	$23	$46	$44

Net interest margin	$12	$13	$24	$26
Selling and administrative expenses	7	6	12	12
Provision for losses	1	3	—	8

Segment income	$4	$4	$12	$6

Asset-Based Lending segment income was unchanged during the second quarter of 2007 as compared to the corresponding period in 2006. Net interest margin decreased slightly due to the impact of competitive pricing pressures on yields, partially offset by a $114 million increase in average finance receivables. The decrease in provision for losses was the result of a specific reserving action taken on one loan in 2006.

The increase in segment income of $6 million for the six months ended June 30, 2007 primarily reflects a lower provision for losses as a result of specific reserving actions taken on two nonperforming accounts in 2006. This was partially offset by a $2 million decrease in net interest margin due to the impact of competitive pricing pressures on yields, partially offset by a $115 million increase in average finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate and Other Segment

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$2	$3	$3	$10

Net interest margin	$(3)	$(1)	$(6)	$2
Selling and administrative expenses	7	6	11	11
Provision for losses	4	(1)	5	(1)

Segment loss	$(14)	$(6)	$(22)	$(8)

Corporate and Other segment loss increased $8 million and $14 million for the three and six month periods ended June 30, 2007, respectively. The increased losses are primarily attributable to $5 million of higher provision for losses related to specific reserving actions taken on one account in the media finance portfolio, and the three and six month negative impact on net interest margin of $4 million and $8 million, respectively, resulting from the change in our interest allocation methodology as described in Note 11 Financial Information about Operating Segments.

Selected Financial Ratios

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net interest margin as a percentage of average net investment(1)	6.47%	5.81%	5.81%	6.01%
Return on average equity	15.73%	13.40%	14.09%	12.71%
Return on average assets	1.79%	1.74%	1.67%	1.70%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.76%	1.89%	1.72%	1.90%
Operating efficiency ratio(3)	40.6%	46.6%	43.1%	45.7%
Net charge-offs as a percentage of average finance receivables	0.91%	0.39%	0.52%	0.35%

	June 30,		December 30,
	2007		2006

60+ days contractual delinquency as a percentage of finance receivables(4)	0.56%		0.77%
Nonperforming assets as a percentage of finance assets(5)	1.00%		1.28%
Allowance for losses on finance receivables as a percentage of finance receivables	1.04%		1.11%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	171.3%		123.1%
Total debt to tangible shareholder’s equity(6)	7.94	x	7.10x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 27, 2007