Form 10-Q
period 2007-09-30
TEXTRON FINANCIAL CORP
filed 2007-10-29
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2007
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

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Finance charges	$166	$175	$505	$476
Securitization gains	14	11	44	32
Rental revenues on operating leases	9	8	25	24
Other income	25	18	89	54

Total revenues	214	212	663	586
Interest expense	96	95	298	252
Depreciation of equipment on operating leases	5	4	13	13

Net interest margin	113	113	352	321
Selling and administrative expenses	53	50	156	145
Provision for losses	6	10	22	18

Income before income taxes	54	53	174	158
Income taxes	22	7	66	45

Net income	$32	$46	$108	$113

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 30,
	2007	2006
	(In millions)

Assets
Cash and equivalents	$41	$47
Finance receivables, net of unearned income:
Revolving loans	2,222	1,948
Installment contracts	1,961	1,674
Distribution finance receivables	1,676	2,423
Golf course and resort mortgages	1,154	1,060
Finance leases	623	590
Leveraged leases	539	615

Total finance receivables	8,175	8,310
Allowance for losses on finance receivables	(91)	(93)

Finance receivables — net	8,084	8,217
Equipment on operating leases — net	233	238
Goodwill	169	169
Other assets	342	329

Total assets	$8,869	$9,000

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$532	$479
Amounts due to Textron Inc.	20	20
Deferred income taxes	495	497
Debt	6,721	6,862

Total liabilities	7,768	7,858

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	26	7
Retained earnings	508	568

Total shareholder’s equity	1,101	1,142

Total liabilities and shareholder’s equity	$8,869	$9,000

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$108	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in accrued interest and other liabilities	43	79
Provision for losses	22	18
Depreciation	21	21
Amortization	9	8
Deferred income tax provision	16	18
Non-cash gains in excess of collections on securitizations and syndications	(2)	5
Other — net	22	8

Net cash provided by operating activities of continuing operations	239	270
Net cash used by operating activities of discontinued operations	—	(4)

Net cash provided by operating activities	239	266
Cash flows from investing activities:
Finance receivables originated or purchased	(9,690)	(9,298)
Finance receivables repaid	9,070	7,636
Proceeds from receivable sales, including securitizations	830	185
Proceeds from disposition of operating leases and other assets	42	62
Purchase of assets for operating leases	(31)	(53)
Other capital expenditures	(7)	(8)
Other investments	7	13

Net cash provided (used) by investing activities of continuing operations	221	(1,463)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,429	1,514
Principal payments on long-term debt	(1,065)	(756)
Net (decrease) increase in commercial paper	(647)	444
Net decrease in other short-term debt	(8)	(11)
Proceeds from issuance of nonrecourse debt	—	142
Principal payments on nonrecourse debt	(43)	(34)
Capital contributions from Textron Inc.	7	25
Dividends paid to Textron Inc.	(142)	(87)

Net cash (used) provided by financing activities of continuing operations	(469)	1,237
Effect of exchange rate changes on cash	3	1

Net cash (used) provided by continuing operations	(6)	45
Net cash used by discontinued operations	—	(4)

Net (decrease) increase in cash and equivalents	(6)	41
Cash and equivalents at beginning of year	47	10

Cash and equivalents at end of period	$41	$51

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other		Total
		Company	Comprehensive		Share-
	Capital	Preferred	Income	Retained	holder’s
	Surplus	Stock	(Loss)	Earnings	Equity
			(In millions)

Balance December 31, 2005	$574	$(25)	$5	$496	$1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	592	(25)	7	568	1,142
Comprehensive income:
Net income	—	—	—	108	108
Other comprehensive income:
Foreign currency translation	—	—	18	—	18
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	1	—	1
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	—	—	—

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	127
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	7	—	—	—	7
Dividends to Textron Inc.	(7)	—	—	(135)	(142)

Balance September 30, 2007	$592	$(25)	$26	$508	$1,101

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 30, 2006. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at September 30, 2007, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and the Company does not expect the adoption will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company does not expect it will elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

Note 3.	Other Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Servicing income	$10	$7	$27	$22
Prepayment income	4	—	7	2
Investment income	3	4	10	12
Syndication income	2	2	4	2
Late charges	1	1	2	3
Other	5	4	39	13

Total other income	$25	$18	$89	$54

The Other component of Other income includes commitment fees, residual gains, gains from asset sales (excluding syndications), insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

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

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	September 30,	December 30,
	2007	2006
	(In millions)

Total managed and serviced finance receivables	$11,934	$11,536
Nonrecourse participations	(707)	(695)
Third-party portfolio servicing	(608)	(581)
Small business administration sales agreements	(4)	(19)

Total managed finance receivables	10,615	10,241
Securitized receivables	(2,440)	(1,931)

Owned finance receivables	$8,175	$8,310

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Distribution Finance and Golf Finance, which are sold to independent investors.

Owned receivables include approximately $192 million and $144 million of finance receivables that were unfunded at September 30, 2007 and December 30, 2006, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	September 30,	December 30,
	2007	2006
	(In millions)

Rental receivable	$1,614	$1,838
Nonrecourse debt	(1,082)	(1,292)
Estimated residual values of leased assets	297	329

	829	875
Less unearned income	(290)	(260)

Investment in leveraged leases	539	615
Deferred income taxes	(405)	(410)

Net investment in leveraged leases	$134	$205

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adoption, the impact of the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. We have leveraged leases with an initial investment balance of $209 million which could be impacted by changes in the timing of cash flows related to income taxes as discussed in Note 10 Contingencies. The adoption of FSP 13-2 resulted in a $50 million reduction in Leveraged leases, a $17 million reduction in liabilities recorded within Deferred income taxes and a $33 million Cumulative effect of a change in accounting principle that reduced Retained earnings.

The recalculation of leveraged lease earnings in connection with the adoption of FSP 13-2 also reduced the Company’s ongoing yield on the leveraged lease investment, which resulted in a $2 million and $7 million decrease in leveraged lease earnings for the three and nine months ended September 30, 2007, respectively. The impact of any future projected changes in the timing of cash flows related to income taxes will be recognized in Finance charges in the Company’s Consolidated Statements of Income.

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

	September 30,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$56	$60
Impaired accrual finance receivables	13	101

Total impaired finance receivables	$69	$161

Impaired nonaccrual finance receivables with identified reserve requirements	$41	$36
Allowance for losses on impaired nonaccrual finance receivables	$17	$17

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	September 30,	December 30,
	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$56	$60
Nonaccrual homogenous finance receivables	19	15

Total nonaccrual finance receivables	75	75
Repossessed assets and properties	44	38

Total nonperforming assets	$119	$113

The average recorded investment in impaired nonaccrual finance receivables during the nine months ended September 30, 2007 was $52 million compared to $76 million in the corresponding period in 2006. The average

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded investment in impaired accrual finance receivables during the nine months ended September 30, 2007 was $3 million compared to $43 million in the corresponding period in 2006.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $6 million and $10 million in the first nine months of 2007 and 2006, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired, however C&A continues to make payments. The outstanding balance on these leases totaled $48 million at September 30, 2007 and $61 million at December 30, 2006. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Note 6.	Other Assets

	September 30,	December 30,
	2007	2006
	(In millions)

Retained interests in securitizations	$198	$179
Repossessed assets and properties	44	38
Other long-term investments	33	40
Fixed assets — net	32	34
Investment in equipment residuals	—	3
Other	35	35

Total other assets	$342	$329

Interest-only securities within retained interests in securitizations were $42 million and $51 million at September 30, 2007 and December 30, 2006, respectively.

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

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Debt and Credit Facilities

	September 30,	December 30,
	2007	2006
	(In millions)

Short-term debt:
Commercial paper	$1,114	$1,719
Other short-term debt	61	60

Total short-term debt	1,175	1,779
Long-term debt:
Fixed-rate notes
Due 2007 (weighted-average rates of 4.34% and 5.50%, respectively)	29	843
Due 2008 (weighted-average rates of 4.12% and 4.12%, respectively)	628	611
Due 2009 (weighted-average rates of 5.63% and 5.67%, respectively)	717	649
Due 2010 (weighted-average rates of 4.58% and 4.58%, respectively)	557	557
Due 2011 and thereafter (weighted-average rates of 5.05% and 5.03%, respectively)	661	651

Total Fixed-rate notes	2,592	3,311
Variable-rate notes
Due 2007 (weighted-average rates of 4.92% and 5.80%, respectively)	100	275
Due 2008 (weighted-average rates of 5.54% and 5.45%, respectively)	630	355
Due 2009 (weighted-average rates of 5.42% and 5.47%, respectively)	888	913
Due 2010 (weighted-average rates of 5.31% and 5.49%, respectively)	905	276
Due 2011 (weighted-average rate of 5.51)%	150	—

Total Variable-rate notes	2,673	1,819
Subordinated debt:
Due 2017 and thereafter (6.00)%	300	—

Unamortized discount	(4)	(3)
Fair value adjustments	(15)	(44)

Total long-term and subordinated debt	5,546	5,083

Total debt	$6,721	$6,862

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit were drawn at September 30, 2007 or December 30, 2006.

The Company’s committed credit facilities at September 30, 2007 were as follows:

				Amount not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued Under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,114	$12	$624
Textron multi-year facility expiring in 2012	1,250	—	20	1,230

Total	$3,000	$1,114	$32	$1,854

The weighted-average interest rates on short-term borrowings at September 30, 2007 and September 30, 2006 were as follows:

	September 30,	September 30,
	2007	2006

Commercial paper	5.27%	5.29%
Other short-term debt	5.06%	3.36%

The combined weighted-average interest rates on these borrowings during the first nine months of 2007 and 2006 were 5.19% and 5.00%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

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

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.4 billion and $3.0 billion at September 30, 2007 and December 30, 2006, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 6.12% and 5.95% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements was 5.66% and 5.49% for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements were 5.59% and 5.35% during the nine months ended September 30, 2007 and September 30, 2006, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $2.3 billion and $1.8 billion at September 30, 2007 and December 30, 2006, respectively.

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

In the first nine months of 2007, Textron Financial declared and paid dividends of $142 million. The terms of the Company’s credit facility limit the payment of dividends to an additional $281 million at September 30, 2007.

Note 8.	Accumulated Other Comprehensive Income and Comprehensive Income

Accumulated other comprehensive income is as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(In millions)

Beginning of year	$7	$5
Foreign currency translation	18	5
Amortization of deferred losses on hedge contracts, net of income taxes of $3 million and $1 million, respectively	4	3
Net deferred (loss) gain on hedge contracts, net of income tax benefit of $1 million and income taxes of $1 million, respectively	(3)	2
Net deferred loss on interest-only securities, net of income tax benefit of $1 million in 2006	—	(2)

End of period	$26	$13

Comprehensive income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Net income	$32	$46	$108	$113
Other comprehensive income	9	2	19	8

Comprehensive income	$41	$48	$127	$121

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.3	1.3	1.7	1.3
Foreign tax rate differential	(1.1)	(7.0)	(0.9)	(3.2)
Canadian dollar functional currency	—	(21.5)	(1.2)	(7.3)
Change in state valuation allowance	0.9	4.5	0.8	1.5
Interest on tax contingencies — leveraged leases	3.2	2.3	2.9	2.3
Tax credits	(0.6)	(3.8)	(1.0)	(2.1)
Other, net	0.5	1.1	0.6	0.7

Effective income tax rate	39.2%	11.9%	37.9%	28.2%

For the three months and nine months ended September 30, 2007, the effective tax rate increased by 27.3% and 9.7%, respectively, compared to the corresponding periods in 2006. These increases are primarily attributable to changes in the geographic distribution of income, including a non-recurring benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006, a decrease in available tax credits, and an increase in interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 10. Contingencies, partially offset by a decrease in management’s assessment of the amount of the state deferred tax asset that is realizable.

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

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (“IRS”) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At September 30, 2007, $176 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Revenues:
Distribution Finance	$66	$70	$225	$193
Aviation Finance	45	36	129	96
Resort Finance	37	28	102	88
Golf Finance	34	35	105	97
Asset-Based Lending	25	23	71	67
Structured Capital	6	15	27	30
Corporate and Other	1	5	4	15

Total revenues	$214	$212	$663	$586

Income before income taxes:(1)(2)
Distribution Finance	$19	$23	$74	$71
Aviation Finance	12	8	34	24
Resort Finance	12	6	35	27
Golf Finance	10	6	29	23
Asset-Based Lending	5	2	17	8
Structured Capital	2	10	13	15
Corporate and Other	(6)	(2)	(28)	(10)

Income before income taxes	$54	$53	$174	$158

	September 30,	December 30,
	2007	2006
	(In millions)

Finance assets:(3)
Aviation Finance	$2,097	$1,776
Distribution Finance	1,755	2,422
Golf Finance	1,587	1,524
Resort Finance	1,456	1,296
Asset-Based Lending	1,020	864
Structured Capital	651	756
Corporate and Other	117	170

Total finance assets	$8,683	$8,808

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs and includes only debt issued during historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

Prior to 2007, we allocated 100% of the interest expense recognized to the Company’s operating segments without adjustment. In addition, the allocation was determined, to the extent possible, based on matching variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets. Any excess floating-rate debt was allocated to fixed-rate finance assets. A change in the allocation methodology was made in 2007 to measure the results of each segment more consistently with the economic characteristics of its existing portfolio, which coincided with a change in how management internally evaluates segment operating performance. The 2006 results have not been restated under the new methodology. This change had a $3 million and $11 million positive effect on the collective results of the six core portfolio segments for the three and nine months ended September 30, 2007, respectively.

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

During the first nine months of 2007, we experienced continued growth in our managed finance receivable portfolio. Managed finance receivables grew by $374 million, or 4%, from year-end 2006, primarily in Aviation Finance, Resort Finance and Asset-Based Lending. We expect an increased growth rate in our core portfolios during the fourth quarter of 2007, primarily due to seasonal increases in equipment dealer floorplan inventory in the Distribution Finance segment.

Portfolio quality statistics have remained relatively stable during the first nine months of 2007 compared to year-end 2006. Nonperforming assets as a percentage of finance assets was 1.37% at September 30, 2007 compared to 1.28% at year-end, and 60+ days contractual delinquency as a percentage of finance receivables was 1.07% at September 30, 2007 compared to 0.77% at year-end 2006. Net charge-offs as a percentage of average finance receivables were 0.38% for the nine months ended September 30, 2007 as compared to 0.37% for the corresponding period of 2006.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.79% during the first nine months of 2007, as compared to 5.98% during the first nine months of 2006. The decrease is primarily attributable to lower leveraged lease earnings and the impact of competitive pressures on receivable yields, which were only partially offset by better borrowing spreads. The reduction in leveraged lease earnings was primarily due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, the adoption of revised leveraged lease accounting standards in the first quarter of 2007 and the recognition of earnings associated with the sale of an option related to a leveraged lease asset in 2006. These negative impacts to net interest margin percentage were significantly offset by a $21 million gain on the sale of a leveraged lease investment.

The disruption in the credit market during the third quarter had little impact on our ability to access the capital markets. We were able to refinance our maturing commercial paper obligations and fund commitments to borrowers throughout the quarter, although the duration of new commercial paper issuances was reduced and the borrowing spread of commercial paper rates obtained in relation to LIBOR increased. These commercial paper spreads have since returned to previous levels; however, the normal spread between LIBOR, upon which most of our variable-rate borrowing costs are indexed and Prime rates, upon which the majority of our variable-rate receivables are priced, has narrowed. The combination of these factors had a negative impact of approximately $2 million on our net interest margin during the latter half of the third quarter. We expect this condition to continue and have a negative impact of approximately $4 million for the fourth quarter of 2007.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. We can also borrow from Textron when the availability of cash creates an economic advantage to Textron in comparison to borrowings from other sources. In making particular funding

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at September 30, 2007 or December 30, 2006.

The Company’s committed credit facilities at September 30, 2007 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,114	$12	$624
Textron multi-year facility expiring in 2012	1,250	—	20	1,230

Total	$3,000	$1,114	$32	$1,854

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first nine months of 2007, $925 million of term debt and CAD 220 million of term debt were issued under this registration statement.

During the first quarter of 2007, Textron Financial also issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature in 2067; however, we have the right to redeem the notes at par beginning in 2017, and have a redemption obligation beginning in 2042.

Cash flows provided by operating activities of continuing operations were $239 million during the first nine months of 2007, compared to $270 million in the corresponding period of 2006. The decrease is primarily related to the timing of payments of accrued interest and other liabilities.

Cash flows provided by investing activities of continuing operations totaled $221 million during the first nine months of 2007, compared to $1,463 million used by investing activities of continuing operations in the corresponding period of 2006. Cash flows were provided by investing activities primarily as the result of a $1,434 million increase in finance receivable collections, net of a $392 million increase in finance receivable originations. The increase in cash flows was also the result of a $645 million increase in Proceeds from receivable sales, including securitizations. The increase in Proceeds from receivable sales, including securitizations, is primarily attributable to the sale of $588 million of receivables into the Distribution Finance revolving securitization in the first quarter of 2007.

Cash flows used by financing activities of continuing operations were $469 million during the first nine months of 2007, compared to $1,237 million provided by financing activities of continuing operations in the corresponding period of 2006. The decrease in cash flows was primarily attributable to the use of the Distribution Finance revolving securitization to fund receivable portfolio growth during the first nine months of 2007 and reduced finance receivable growth as compared to the first nine months of 2006.

Net cash used by discontinued operations in 2006 reflects cash disbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at both September 30,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 and December 30, 2006. Textron Financial’s ratio of earnings to fixed charges was 1.58x for the nine months ended September 30, 2007, compared to 1.62x for the corresponding period in 2006. Commercial paper and Other short-term debt as a percentage of total debt was 17% at September 30, 2007, compared to 26% at the end of 2006.

During the first nine months of 2007, Textron Financial declared and paid dividends to Textron of $142 million, compared to dividends declared and paid of $87 million during the corresponding period of 2006. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $7 million to Textron Financial in the first nine months of 2007 and $25 million in the corresponding period of 2006. The 2007 contribution consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation. The 2006 contribution consisted of $18 million to support the acquisition of a company with $164 million of finance receivables in the Distribution Finance segment and $7 million consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

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

Textron Financial utilizes off-balance sheet financing arrangements (primarily asset-backed securitizations) to further diversify the Company’s funding alternatives. Proceeds provided by these transactions generated $617 million and $50 million in cash during the first nine months of 2007 and 2006, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. Gains related to these transactions amounted to $44 million in the first nine months of 2007 and $32 million in the first nine months of 2006. The securitization gains in the first nine months of 2007 consisted of $38 million related to recurring finance receivables sales into the Distribution Finance revolving securitization, $5 million related to an incremental finance receivable sale into the Distribution Finance revolving securitization, and $1 million related to a finance receivable sale into the Aviation Finance securitization conduit. The securitization gains in the first nine months of 2006 were primarily related to recurring finance receivables sales into the Distribution Finance revolving securitization. Cash collections on current and prior period securitization gains were $47 million and $40 million for the first nine months of 2007 and 2006, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	September 30,		December 30,
	2007		2006
	(Dollars in millions)

Distribution Finance	$3,629	34%	$3,753	37%
Aviation Finance	2,219	21%	1,939	19%
Golf Finance	1,569	15%	1,518	15%
Resort Finance	1,461	14%	1,295	13%
Asset-Based Lending	1,020	9%	864	8%
Structured Capital	627	6%	730	7%
Corporate and Other	90	1%	142	1%

Total managed finance receivables	$10,615	100%	$10,241	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

	September 30,		December 30,
	2007		2006
	(Dollars in millions)

Golf Finance	$26	1.66%	$29	1.89%
Aviation Finance	26	1.23%	12	0.70%
Distribution Finance	14	0.76%	7	0.28%
Asset-Based Lending	12	1.20%	16	1.81%
Resort Finance	11	0.76%	16	1.22%
Corporate and Other	30	25.77%	33	19.74%

Total nonperforming assets	$119	1.37%	$113	1.28%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. A significant portion of nonperforming assets in Golf Finance is attributable to two delinquent golf course mortgage loans whose operations have been affected by the prolonged effects of Hurricane Katrina.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At September 30, 2007, floating-rate liabilities in excess of floating-rate assets were $438 million, net of $2.4 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Increases in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks and variable-rate debt is generally tied to changes in LIBOR. As a consequence, changes in short-term borrowing costs do not always coincide with changes in variable-rate receivable yields. We do not hedge this basis risk between different variable-rate indices, as we believe the cost is disproportionately high in comparison to the magnitude of the risk over long periods of time.

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in all interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

also assumes that prospective receivable additions will be match funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at September 30, 2007, indicates that an increase in interest rates of 100 basis points would have a negative impact on net income and cash flows of $2 million for the following twelve-month period. This model assumes that increases in prime rates and LIBOR will occur simultaneously.

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

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts of outstanding foreign currency forward exchange contracts were $61 million and $28 million at September 30, 2007 and December 30, 2006, respectively. The fair values of foreign currency forward exchange contracts are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As the Company hedges all substantial foreign currency exposures which could impact net income, likely future changes in foreign currency rates would not have a significant impact on earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2007 vs. September 30, 2006

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Dollars in millions)

Finance charges	$166	$175	$505	$476
Securitization gains	14	11	44	32
Rental revenues on operating leases	9	8	25	24
Other income	25	18	89	54

Total revenues	214	212	663	586
Interest expense	96	95	298	252
Depreciation of equipment on operating leases	5	4	13	13

Net interest margin	$113	$113	$352	$321

Portfolio yield	8.72%	9.46%	8.56%	9.17%
Net interest margin as a percentage of average net investment	5.76%	5.91%	5.79%	5.98%

Revenues

The decrease in finance charges for the three months ended September 30, 2007 as compared to the corresponding period of 2006 was primarily due to the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006 and a $4 million negative impact of competitive pressures on receivable yields, partially offset by yield increases as a result of $226 million higher average finance receivables ($5 million). Other income increased for the three months ended September 30, 2007 as a result of increased servicing, prepayment and other fee income.

The increase in finance charges for the nine months ended September 30, 2007 principally reflected $961 million of higher average finance receivables ($65 million) and a higher interest rate environment ($15 million), partially offset by the impact of competitive pressures on receivable yields ($18 million). For the nine months ended September 30, 2007, the increase in finance charges was also offset by lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments ($13 million), the adoption of FSP 13-2 ($7 million), the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006 and the recognition of previously suspended earnings and a loan discount in earnings related to one account in Resort Finance in 2006 ($6 million). Securitization gains increased in both the three and nine months ended September 30, 2007 primarily due to a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007. Other income increased for the nine months ended September 30, 2007, primarily reflecting a $21 million gain on the sale of a leveraged lease investment, higher servicing fees and a reduction in other asset impairment charges as compared to the corresponding period of 2006.

Net Interest Margin

Net interest margin during the three months ended September 30, 2007 remained consistent with the corresponding period of 2006 at $113 million, despite a decrease in net interest margin percentage from 5.91% in 2006 to 5.76% in 2007 due to the increase in higher average finance receivables. Net interest margin percentage

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decreased due to the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006 and the adoption of FSP 13-2 ($2 million), partially offset by a $3 million increase in securitization income, a $2 million increase in servicing fees related to securitization and a $2 million fee related to the prepayment of one account in Distribution Finance. The decrease in portfolio yields during the third quarter was offset by a $2 million decrease in borrowing rates on debt as compared to the third quarter of 2006 despite a disruption in the credit market, which resulted in an increase in the LIBOR index and borrowing spreads to LIBOR, and had a $2 million negative impact on interest expense for the quarter. The improvement was primarily due to the maturity of higher rate debt issued in prior periods.

For the nine months ended September 30, 2007, the increase in net interest margin dollars as compared to the corresponding period of 2006, despite the decline in net interest margin percentage from 5.98% to 5.79%, principally reflects $961 million growth in average finance receivables ($30 million). The decrease in net interest margin percentage is primarily attributable to $13 million in lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments, a $7 million reduction in leveraged lease earnings from the adoption of FSP 13-2 and the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006. These decreases were partially offset by a $21 million gain from the sale of a leveraged lease investment, a $12 million increase in securitization gains and the recognition of $6 million of previously suspended earnings and a loan discount in earnings related to one account in Resort Finance in 2006. The $18 million decrease in portfolio yields as a result of competitive pressures was partially offset by a $9 million decrease in borrowing rates on debt as compared to the first nine months of 2006 primarily due to the maturity of higher rate debt issued in prior periods.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Dollars in millions)

Selling and administrative expenses	$53	$50	$156	$145
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.80%	1.86%	1.75%	1.89%
Operating efficiency ratio	46.9%	44.2%	44.3%	45.2%

Selling and administrative expenses as a percentage of average managed and serviced receivables improved during the three and nine months ended September 30, 2007 as compared to the corresponding periods of 2006. The improvement is primarily the result of continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels. The positive impact of these improvements was offset in the operating efficiency ratio for the three months ended September 30, 2007 as a result of the reduction in net interest margin percentage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Allowance for losses on finance receivables beginning of period	$86	$92	$93	$96
Provision for losses	6	10	22	18
Less net charge-offs:
Distribution Finance	3	3	9	4
Asset-Based Lending	(1)	4	7	6
Golf Finance	—	—	2	1
Aviation Finance	—	—	1	1
Resort Finance	(1)	1	(2)	2
Corporate and Other	—	—	7	6

Total net charge-offs	1	8	24	20

Allowance for losses on finance receivables end of period	$91	$94	$91	$94

The decrease in provision for losses for the three months ended September 30, 2007 as compared to the corresponding period of 2006 primarily reflects a $164 million reduction in finance receivables as compared to $506 million growth in finance receivables during the third quarter of 2006. The reduction in charge-offs for the three months ended September 30, 2007 is primarily the result of the partial charge-off of two accounts in Asset-Based Lending during 2006 and recoveries on one of those accounts during 2007. The increase in provision for losses for the nine months ended September 30, 2007 as compared to the corresponding period of 2006 was primarily the result of more significant reductions in the rates utilized to establish the allowance for losses in several portfolios in 2006 due to improvements in portfolio quality ($3 million). Net charge-offs as a percentage of average finance receivables remained stable at 0.38% for the nine months ended September 30, 2007 as compared to 0.37% for the nine months ended September 30, 2006.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remains subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.3	1.3	1.7	1.3
Foreign tax rate differential	(1.1)	(7.0)	(0.9)	(3.2)
Canadian dollar functional currency	—	(21.5)	(1.2)	(7.3)
Change in state valuation allowance	0.9	4.5	0.8	1.5
Interest on tax contingencies — leveraged leases	3.2	2.3	2.9	2.3
Tax credits	(0.6)	(3.8)	(1.0)	(2.1)
Other, net	0.5	1.1	0.6	0.7

Effective income tax rate	39.2%	11.9%	37.9%	28.2%

For the three months and nine months ended September 30, 2007, the effective tax rate increased by 27.3% and 9.7%, respectively, compared to the corresponding periods in 2006. These increases are primarily attributable to changes in the geographic distribution of income, including a non-recurring benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006, a decrease in available tax credits, and an increase in interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 10. Contingencies, partially offset by a decrease in management’s assessment of the amount of the state deferred tax asset that is realizable.

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$66	$70	$225	$193

Net interest margin	$49	$48	$158	$135
Selling and administrative expenses	25	21	71	61
Provision for losses	5	4	13	3

Segment income	$19	$23	$74	$71

Distribution Finance segment revenues decreased by $4 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to a $432 million decrease in average finance receivables ($10 million). The decrease was attributable to a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007 and a payoff by one large customer during the third quarter. These decreases were partially offset by increased fee income

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

from securitization gains ($3 million), servicing income ($3 million) and prepayment fees ($2 million). Segment income decreased $4 million during the third quarter of 2007 primarily due to an increase in selling and administrative expenses.

Distribution Finance segment revenues increased by $32 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to a $12 million increase in securitization gains, a $12 million increase in servicing and other fee income and a $153 million increase in average finance receivables ($11 million) despite a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007 and a payoff by one large customer during the third quarter. The $3 million increase in segment income during the first nine months of 2007 is primarily due to the increase in net interest margin as a result of securitization, servicing and other fee income, partially offset by increases in selling and administrative expenses and provision for losses. The increase in provision for losses is the result of a $5 million estimated loss associated with one floorplan financing relationship, more significant reductions in the rates utilized to establish the allowance for losses in 2006 due to improvements in portfolio quality ($1 million) and lower finance receivable growth as compared to the corresponding period in 2006.

Aviation Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$45	$36	$129	$96

Net interest margin	$18	$13	$53	$39
Selling and administrative expenses	5	5	15	15
Provision for losses	1	—	4	—

Segment income	$12	$8	$34	$24

Aviation Finance revenues increased during the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006 primarily due to $481 million and $538 million increases in average finance receivables, respectively. Segment income also increased during the three months ended September 30, 2007, as compared to the corresponding period in 2006 primarily due to the increase in average finance receivables ($3 million). During the nine months ended September 30, 2007 the $11 million increase attributable to average finance receivables was partially offset by a $4 million increase in the provision for losses primarily as a result of growth and a reduction in the rates utilized to establish the allowance for losses in 2006.

Resort Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$37	$28	$102	$88

Net interest margin	$19	$12	$51	$46
Selling and administrative expenses	7	6	19	17
Provision for losses	—	—	(3)	2

Segment income	$12	$6	$35	$27

Resort Finance revenues increased during the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006 primarily due to $216 million and $221 million increases in average finance receivables, respectively. Segment income also increased $6 million during the third quarter of 2007 primarily as a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

result of the increase in average finance receivables ($2 million), a $2 million pre-tax impairment charge recorded in the third quarter of 2006 and a $1 million increase in syndication fees during the third quarter of 2007. Segment income increased $8 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 primarily due to the increase in average finance receivables ($9 million), a $5 million reduction in the provision for losses and a $1 million increase in syndication fees, partially offset by the recognition of suspended earnings and a loan discount in earnings in 2006 ($6 million), which resulted from the successful collection of loans purchased at a discount. The decrease in provision for losses reflects a $3 million reduction in the rate utilized to establish the allowance for loan losses in the first quarter of 2007.

Golf Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Revenues	$34	$35	$105	$97

Net interest margin	$15	$14	$47	$40
Selling and administrative expenses	5	5	15	14
Provision for losses	—	3	3	3

Segment income	$10	$6	$29	$23

Golf Finance segment income increased $4 million during the third quarter of 2007 as compared to the third quarter of 2006 primarily as a result of lower provision for losses. The decrease in provision for losses primarily reflects specific reserving actions taken in the third quarter of 2006 on one account affected by Hurricane Katrina. Segment income increased $6 million for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 primarily due to a $5 million reduction in borrowing costs and a $126 increase in average finance receivables ($3 million), partially offset by a $2 million reduction in Other income. The decrease in borrowing costs primarily reflects the change in interest expense allocation methodology described in Note 11. Financial Information about Operating Segments.

Asset-Based Lending

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(In millions)

Revenues	$25	$23	$71	$67

Net interest margin	$12	$13	$36	$39
Selling and administrative expenses	6	6	18	18
Provision for losses	1	5	1	13

Segment income	$5	$2	$17	$8

Asset-Based Lending segment income increased $3 million during the third quarter of 2007 as compared to the corresponding period in 2006 primarily due to a reduction in provision for losses. The decrease in provision for losses is primarily attributable to provision related to two accounts in Asset-Based Lending during 2006 and recoveries on one of those accounts during 2007. Segment income increased $9 million for the nine months ended September 30, 2007 as compared to the corresponding period in 2006 primarily due to the decrease in provision for losses as a result of specific reserving actions taken on two accounts in 2006 and recoveries on one of those accounts in 2007 and a decrease in net interest margin. Net interest margin decreased due to a $4 million negative impact from competitive pricing pressures on yields and slightly higher borrowing costs, partially offset by a $116 million increase in average finance receivables ($5 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Capital

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$6	$15	$27	$30

Net interest margin	$3	$11	$16	$18
Selling and administrative expenses	1	1	3	3

Segment income	$2	$10	$13	$15

Structured Capital segment income decreased $8 million and $2 million for the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006, respectively. The decrease for the three months ended September 30, 2007 primarily reflects the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006 and the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($2 million). For the nine months ended September 30, 2007 the decrease primarily reflects lower leveraged lease earnings due to an unfavorable earnings adjustment attributable to the recognition of residual value impairments ($13 million), the recognition of $7 million of earnings associated with the sale of an option related to a leveraged lease asset in 2006 and the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($7 million), partially offset by a gain from the sale of a leveraged lease investment ($21 million) in the second quarter of 2007.

Corporate and Other Segment

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(In millions)

Revenues	$1	$5	$4	$15

Net interest margin	$(3)	$2	$(9)	$4
Selling and administrative expenses	4	6	15	17
Provision for losses	(1)	(2)	4	(3)

Segment loss	$(6)	$(2)	$(28)	$(10)

Corporate and Other segment loss increased $4 million and $18 million for the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006, respectively. The increased losses are primarily attributable to the three and nine month negative impact on net interest margin of $3 million and $11 million, respectively, resulting from the change in our interest allocation methodology as described in Note 11. Financial Information about Operating Segments and higher provision for losses in the nine months ended September 30, 2007 related to specific reserving actions taken on one account in the media finance portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Financial Ratios

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net interest margin as a percentage of average net investment(1)	5.76%	5.91%	5.79%	5.98%
Return on average equity	12.06%	17.38%	13.39%	14.29%
Return on average assets	1.48%	2.20%	1.61%	1.88%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.80%	1.86%	1.75%	1.89%
Operating efficiency ratio(3)	46.9%	44.2%	44.3%	45.2%
Net charge-offs as a percentage of average finance receivables	0.11%	0.42%	0.38%	0.37%

	September 30,		December 30,
	2007		2006

60+ days contractual delinquency as a percentage of finance receivables(4)	1.07%		0.77%
Nonperforming assets as a percentage of finance assets(5)	1.37%		1.28%
Allowance for losses on finance receivables as a percentage of finance receivables	1.11%		1.11%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	120.6%		123.1%
Total debt to tangible shareholder’s equity(6)	7.42	x	7.10x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

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

expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and the Company does not expect the adoption will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115”. SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008, and the Company does not expect it will elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

Forward-looking Information

Certain statements in this quarterly report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our 2006 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; and (l) performance of acquisitions.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2007