Form 10-K
period 2007-12-29
TEXTRON FINANCIAL CORP
filed 2008-02-20
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27559

Textron Financial Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-6008768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, P.O. Box 6687, Providence, R.I.	02940-6687
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:
(401) 621-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

$100,000,000 5.125% Notes	New York Stock Exchange
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

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

General

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with core operations in six segments. Asset-Based Lending provides revolving credit facilities secured by receivables and inventory, related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries; Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance primarily extends loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

All of Textron Financial’s stock is owned by Textron Inc. (“Textron”), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 29, 2007, 19% of Textron Financial’s total managed finance receivables represent finance receivables originated in connection with the sale or lease of Textron manufactured products. For further information on Textron Financial’s relationship with Textron, see “Relationship with Textron” below.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial also maintains a Corporate and Other segment that includes non-core assets related to franchise finance, media finance and other liquidating portfolios from product lines that were discontinued in 2001. The Company ceased finance receivable originations in these business markets, and continues to actively manage the accounts to maximize value as the accounts are collected or sold. The Corporate and Other segment also includes unallocated Corporate expenses.

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

Competition

The commercial finance environment in which Textron Financial operates is highly fragmented and extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, insurance companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, term, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors’ practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial’s competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial’s competitors have access to capital at lower costs than Textron Financial.

Relationship with Textron

General

Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $1.2 billion in 2007, $1.0 billion in 2006 and $0.8 billion in 2005 for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $27 million in 2007, $63 million in 2006 and $41 million in 2005 for the purchase of equipment on operating leases. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $4 million in 2007, $10 million in 2006 and $7 million in 2005, and operating lease revenues of $27 million in 2007 and $26 million in both 2006 and 2005.

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

Agreements with Textron

Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. They are described below:

Receivables Purchase Agreement

Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $87 million at December 29, 2007 and $152 million at December 30, 2006, and operating leases of $167 million at December 29, 2007 and $183 million at December 30, 2006, were subject to recourse to Textron or due from Textron.

Support Agreement with Textron

Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, an amount sufficient to provide that Textron Financial’s pre-tax earnings, before extraordinary items and fixed charges (including interest on indebtedness and amortization of debt discount “fixed charges”), as adjusted for the inclusion of required payments under the Support Agreement, will not be less than 125% of the Company’s fixed charges. No payments under the Support Agreement have ever been required. Textron Financial’s fixed-charge coverage ratios (as defined) were 156%, 159% and 177% for the years ended 2007, 2006 and 2005, respectively. Textron also has agreed to maintain Textron Financial’s consolidated shareholder’s equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to directly or indirectly own 100% of Textron Financial’s common stock. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial’s lenders to enforce its provisions against Textron.

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

Employees

As of December 29, 2007, Textron Financial had 1,209 employees. The Company is not subject to any collective bargaining agreements.

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

Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer, Textron Financial’s Credit Committee, or the Chairman and Chief Executive Officer depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. As of December 29, 2007, Textron Financial’s Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President and Treasurer, Group President of the Revolving Credit Group and Group President of Specialty Real Estate and Equipment Finance.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. At December 29, 2007, the largest concentration of domestic receivables was in the Southeastern U.S., representing 25% of Textron Financial’s total managed finance receivable portfolio. At December 29, 2007, international receivables represented 22% of Textron Financial’s managed finance receivable portfolio. For additional information regarding Textron Financial’s concentrations, see Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Asset/Liability Risk Management

The Company continuously measures and quantifies interest rate risk and foreign exchange risk, in each case taking into account the effect of hedging activity. Textron Financial uses derivatives as an integral part of its asset/liability management program in order to reduce:

•	Interest rate exposure arising from changes in interest rate indices; and

•	Foreign currency exposure arising from changes in exchange rates.

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

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At December 29, 2007, the Company’s largest single counterparty credit exposure was $3 million.

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

Foreign Exchange Risk Management

A portion of the finance assets owned by Textron Financial are located outside of North America. These receivables are generally in support of Textron’s overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency receivables primarily denominated in Canadian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company’s financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge its foreign currency exposures.

Liquidity Risk Management

The Company requires cash to fund asset growth and to meet debt obligations and other commitments. Textron Financial’s primary sources of funds are:

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

Available Information

The Company makes available free of charge on its Internet website (http://www.textronfinancial.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Forward-looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to debt financing at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; and (l) risks and uncertainties related to acquisitions and dispositions.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we currently believe are the most significant, although additional risks not presently known to us or that we deem less significant currently may also impact our business, financial condition or results of operations, perhaps materially.

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

Our business is dependent on its continuing access to reliable capital markets

We depend on our ability to access reliable sources of capital in order to fund asset growth, fund operations, and meet debt obligations and other commitments. We currently raise capital through commercial paper borrowings, issuances of medium-term notes and other term debt securities, and syndication and securitization of receivables. Additional liquidity is provided through bank lines of credit. Much of the capital markets funding is made possible by the maintenance of credit ratings that are acceptable to investors. If our credit ratings were to be lowered, we might face higher borrowing costs, a disruption of our ability to access the capital markets or both. In addition, we could experience reduced access to the securitization market due to deterioration in our finance receivable portfolio quality or a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We also could lose access to financing for other reasons, such as a general disruption of the capital markets. Any disruption of our access to the capital markets could adversely affect our business and profitability.

If we are unable to maintain portfolio credit quality, our financial performance may be adversely affected

A key determinant of financial performance is our ability to maintain the quality of loans, leases and other credit products in our finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations or general economic downturns. Any inability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.

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

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect our profitability

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

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

Changes in the regulatory environment in which we operate could have an adverse affect on our business and earnings

We operate in the United States and certain other foreign markets, and we are subject to the supervision and regulation by governing bodies in those jurisdictions. Any noncompliance with the laws and regulations in those jurisdictions could result in the suspension or revocation of any licenses we hold or registrations at issue, as well as the imposition of civil or criminal penalties. Any inability to remain in compliance with applicable regulatory requirements could have a material adverse effect on our operations by limiting our access to capital, as well as negatively impacting our public standing. Additionally, no assurance can be provided that laws and regulations that are applicable to our current operations will not be amended or interpreted differently, that new laws and regulations will not be passed which materially change our current business practices or operations, or that we will not be prohibited by state laws or certain other foreign laws from raising interest rates above certain desired levels, any of which could adversely impact our business, financial condition or results of operations.

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

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $144 million, $89 million and $109 million were declared and paid in 2007, 2006 and 2005, respectively. For additional information regarding restrictions as to dividend availability, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

The following data has been recast to reflect discontinued operations and should be read in conjunction with Textron Financial’s Consolidated Financial Statements in Item 8 of this Form 10-K.

For the years ended(1)
2007	2006	2005	2004	2003
(Dollars in millions)

Results of Operations
Finance charges	$671	$652	$464	$369	$404
Securitization gains	62	42	49	56	43
Rental revenues on operating leases	34	32	32	29	29
Other income	108	72	83	91	96
Income from continuing operations before
income taxes	222	210	171	139	116
Net income	145	152	111	94	80
Balance Sheet Data
Total finance receivables	$8,603	$8,310	$6,763	$5,837	$5,135
Allowance for losses on finance receivables	89	93	96	99	119
Equipment on operating leases — net	259	238	231	237	210
Total assets	9,383	9,000	7,441	6,738	6,333
Short-term debt	1,461	1,779	1,200	1,307	520
Long-term debt	5,850	5,083	4,220	3,476	3,887
Deferred income taxes	472	497	461	453	390
Shareholder’s equity	1,138	1,142	1,050	1,035	1,009
Debt to tangible shareholder’s equity(2)	7.76	x	7.10	x	6.19	x	5.53	x	5.24	x
SELECTED DATA AND RATIOS
Profitability
Net interest margin as a percentage of average net investment(3)	5.66%	5.81%	6.40%	7.14%	6.92%
Return on average equity(4)	13.28%	14.13%	11.17%	9.49%	7.86%
Return on average assets(5)	1.60%	1.84%	1.58%	1.49%	1.25%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(6)	1.71%	1.84%	2.01%	2.01%	1.98%
Operating efficiency ratio(7)	44.6%	45.1%	48.8%	47.1%	46.8%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables(8)	0.43%	0.77%	0.79%	1.47%	2.39%
Nonperforming assets as a percentage of finance assets(9)	1.34%	1.28%	1.53%	2.18%	2.80%
Allowance for losses on finance receivables as a percentage of finance receivables	1.03%	1.11%	1.43%	1.70%	2.32%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	111.7%	123.1%	108.6%	83.7%	78.4%
Net charge-offs as a percentage of average finance receivables	0.45%	0.38%	0.51%	1.48%	2.08%
Ratio of allowance for losses on finance receivables to net charge-offs	2.4	x	3.2	x	3.1	x	1.3	x	1.0x

(1)	Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

(2)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

(3)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(4)	Return on average equity excludes the cumulative effect of change in accounting principle.

(5)	Return on average assets excludes the cumulative effect of change in accounting principle.

(6)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(7)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(8)	Delinquency excludes any captive receivables with recourse to Textron. Captive receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(9)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Textron Financial borrows funds at various maturities at both fixed interest rates and floating interest rates, based primarily on LIBOR, to match the interest sensitivities and maturities of its finance receivables. External market conditions and our debt ratings affect these interest rates. We also may, from time to time, enter into interest rate exchange agreements related to new debt issuances in an effort to access the debt markets in the most efficient manner available at the time of issuance. As an alternative source of funding, Textron Financial sells finance receivables in securitizations, retaining an interest in the sold receivables and continuing to service such receivables for a fee.

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes only the finance receivables owned and reported on the Consolidated Balance Sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations where we have retained credit risk to the extent of our subordinated interest. The serviced basis includes managed receivables and serviced-only receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

Textron Financial retains subordinated interests in finance receivables sold in securitizations resulting in credit risk. As a result, we evaluate finance receivables and leverage on a managed as well as an owned basis. In contrast, we do not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to billing and collection activities.

Key Business Initiatives and Trends

During 2007, we generated significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $882 million, or 9% driven primarily by growth in Aviation Finance ($509 million), and Resort Finance ($211 million). We expect continued growth at a moderate pace in 2008.

Portfolio quality statistics remained relatively stable with the previous two years; however, the collectibility of our finance receivable portfolio remains one of our most significant business risks. Nonperforming assets as a percentage of total finance assets remained stable at 1.34% at December 29, 2007 from 1.28% at December 30, 2006, and 60+ day delinquency as a percentage of finance receivables decreased to 0.43% at December 29, 2007 from 0.77% at December 30, 2006. The continued strength of these portfolio quality indicators, combined with a low rate of loan losses resulted in an increase in loan loss provision of only $7 million compared with 2006, despite significant growth in the managed receivable portfolio. We expect relative stability in these statistics during 2008; however, recent economic trends could have a negative impact on the profitability of our customers and we could experience a resulting increase in delinquency and non-performing assets.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.66% at year-end 2007 compared with 5.81% at year-end 2006. The decline is primarily attributable to the impact of competitive pressures on pricing and lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments and the adoption of new leveraged lease accounting literature, partially offset by an increase in other income and securitization gains.

The disruption in the credit market during the third and fourth quarters of 2007 had minimal impact on our ability to access the capital markets to refinance our maturing debt obligations and to fund growth in our finance receivable portfolio. However, this disruption in the credit markets did result in an increase in our borrowing costs. The increase in the spread between LIBOR, the primary index against which our variable-rate debt is priced, and the Federal Funds rate had an $11 million negative impact on borrowing spreads. This negative impact was almost completely mitigated by the impact of debt issuances during 2006 and the first half of 2007, which replaced maturing debt issued during periods of relatively higher borrowing spreads. Due to the timing of the re-pricing of most of our variable-rate notes and interest rate exchange agreements which convert fixed-rate debt to variable-rate debt, the increase in the spread between LIBOR and the Federal Funds rate will continue to have an impact on our borrowing spreads during the first quarter of 2008. Further fluctuations in the spread between LIBOR and the Federal Funds rate could have an impact on our net interest margin.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. We also, on occasion, borrow available cash from Textron when it is in the economic interest of Textron Financial and Textron, collectively. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at December 29, 2007 or December 30, 2006.

The Company’s committed credit facilities at December 29, 2007 were as follows:

				Amount Not Reserved
				as Support for
			Letters of Credit	Commercial Paper
		Commercial Paper	Issued under	and Letters of
	Facility Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,447	$13	$290
Textron multi-year facility expiring in 2012	1,250	—	22	1,228

Total	$3,000	$1,447	$35	$1,518

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During 2007, $1.4 billion of term debt and CAD 220 million of term debt were issued under this registration statement.

During the first quarter of 2007, Textron Financial also issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature in 2067; however, we have the right to redeem the notes at par beginning in 2017, and have a redemption obligation beginning in 2042.

The following table summarizes Textron Financial’s contractual payments and receipts as of December 29, 2007, for the specified periods:

	Payments / Receipts Due by Period
	Less than	1-2	2-3	3-4	4-5	More than
	1 year	Years	Years	Years	Years	5 years	Total
	(In millions)

Contractual payments:
Commercial paper and other short-term debt	$1,461	$—	$—	$—	$—	$—	$1,461
Term debt	1,259	1,551	1,913	592	42	477	5,834
Loan commitments	49	2	—	3	—	—	54
Operating lease rental payments	6	5	4	4	1	2	22

Total contractual payments	2,775	1,558	1,917	599	43	479	7,371

Cash and receipts:
Finance receivable receipts	3,362	1,484	669	645	686	1,757	8,603
Operating lease rental receipts	28	23	22	19	15	30	137

Total receipts	3,390	1,507	691	664	701	1,787	8,740
Cash	60	—	—	—	—	—	60

Total cash and receipts	3,450	1,507	691	664	701	1,787	8,800

Net cash and receipts (payments)	$675	$(51)	$(1,226)	$65	$658	$1,308	$1,429

Cumulative net cash and receipts	$675	$624	$(602)	$(537)	$121	$1,429

Finance receivable receipts related to finance leases and term loans are based on contractual cash flows while receipts related to revolving loans are based on historical cash flow experience. These amounts could differ due to prepayments, charge-offs and other factors. Receipts and contractual payments exclude finance charges from receivables, debt interest payments, proceeds from the sale of equipment on operating leases and other items.

At December 29, 2007, Textron Financial had unused commitments to fund new and existing customers under $1.6 billion of committed revolving lines of credit compared with $1.3 billion at December 30, 2006. These loan commitments generally have an original duration of less than three years. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements.

Textron Financial’s credit ratings are as follows: Fitch Ratings (A- long-term, F2 short-term, outlook positive), Moody’s Investors Service (A3 long-term, P2 short-term, outlook stable) and Standard & Poor’s (A- long-term, A2 short-term, outlook stable).

Cash provided by operating activities of continuing operations totaled $262 million in 2007, $338 million in 2006 and $247 million in 2005. The decrease in the cash provided in 2007 was primarily due to the timing of payments of income taxes and accrued interest and other liabilities. The increase in the cash provided in 2006 was primarily due to an increase in income from continuing operations, an increase in deferred tax liabilities and the timing of payments of accrued interest and other liabilities.

Cash used by investing activities of continuing operations totaled $281 million in 2007, $1,680 million in 2006 and $950 million in 2005. The decrease in cash flows used in 2007 was largely the result of a $774 million decrease in finance receivable originations, net of collections as compared to 2006, a $481 million increase in proceeds from receivable sales and the impact of cash used for an acquisition in 2006. The increase in proceeds from receivable sales is primarily attributable to the sale of $588 million receivables into the Distribution Finance revolving securitization in the first quarter. The increase in cash flows used in 2006 was largely the result of increased growth in the finance receivable portfolio ($655 million), as compared with 2005, partially offset by an increase in proceeds from receivable sales ($130 million), which were generated primarily by sales of participating interests in loans the Company originated and continues to service.

Cash provided by financing activities of continuing operations totaled $29 million in 2007, $1,391 million in 2006 and $587 million in 2005. The decrease in cash flows in 2007 primarily reflects a reduction in the rate of managed receivable growth as compared to 2006 and an increase in the use of sales of receivables, including securitizations to fund asset growth. The increase in cash flows during 2006 principally reflects an increase in debt outstanding to fund asset growth.

Net cash used by discontinued operations in 2006 reflects cash reimbursements related to a loss sharing agreement entered into as part of the small business finance sale in 2003. This agreement was terminated in 2006.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at both December 29, 2007 and December 30, 2006. Our ratio of earnings to fixed charges was 1.56x in 2007, 1.59x in 2006 and 1.77x in 2005. Commercial paper and Other short-term debt as a percentage of total debt was 20% at December 29, 2007, compared with 26% at December 30, 2006.

In 2007, Textron Financial declared and paid $144 million of dividends to Textron, compared with $89 million of dividends declared and paid in 2006. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $9 million to Textron Financial in 2007 compared with $27 million in 2006. The 2007 contribution consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation. The 2006 contribution consisted of $18 million to support the acquisition of a company with $164 million of finance receivables in the Distribution Finance segment and $9 million consisted of Textron’s dividend on the preferred stock of Textron Funding Corporation.

Off-Balance Sheet Arrangements

Textron Financial primarily sells finance receivables utilizing asset-backed securitization structures. As a result of these transactions, finance receivables are removed from the balance sheet, and the proceeds received are used to reduce recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments.

Textron Financial utilizes off-balance sheet financing arrangements to further diversify funding alternatives and termination of these arrangements would reduce our short-term funding alternatives, which could result in increased funding costs for our managed finance receivable portfolio. While these arrangements do not contain provisions that require Textron Financial to repurchase significant amounts of receivables previously sold, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these off-balance sheet arrangements include deterioration in finance receivable portfolio quality, downgrades in our debt credit ratings, and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. We do not expect any of these factors to have a material impact on the Company’s liquidity or income from operations and if we were required to consolidate these arrangements, it would have no impact on the Company’s existing debt covenants.

As of December 29, 2007 we have two significant off-balance sheet financing arrangements. The Distribution Finance revolving securitization trust is a master trust which purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These receivables typically have short durations, which results in significant collections of previously purchased receivables and significant additional purchases of replacement receivables from the Company on a monthly basis. Proceeds from securitizations in the table below include amounts received related to the issuance of additional asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. As of December 29, 2007 the $2.0 billion outstanding notes issued by the trust are comprised of three separate series of one-month LIBOR-based variable-rate notes with a three year term. The Company has retained $132 million of these notes. $802 million, $642 million and $588 million of these notes mature in May 2008, 2009 and 2010, respectively. The amount of pre-tax gains recorded upon the ongoing sale of receivables in this arrangement by the Company is impacted by the pricing of the investor notes issued by the trust. Therefore, an increase in the pricing of investor notes issued upon the maturity of the existing notes could have a negative impact on the gains recognized by the Company related to future sales of receivables.

Distribution Finance

	2007	2006	2005
	(In millions)

Net pre-tax gains	$58	$42	$40

Proceeds from securitizations	$549	$50	$80
Cash flows received on retained interests	54	42	40

The Aviation Finance securitization trust purchases finance leases and installment contracts secured by general aviation aircraft from the Company. The trust is funded through a commercial paper conduit commitment of a $600 million revolving credit facility which expires in December 2008. As of December 31, 2007, $433 million was outstanding under this facility. Under the terms of the funding commitment, the trust pays interest based on the daily average commercial paper rate experienced by the conduit. This rate is not directly tied to an interest rate index and fluctuates based on market conditions. The receivables owned by the trust either earn interest based on LIBOR or earn interest based on a fixed-rate and the earnings are converted into a variable-rate based on LIBOR through the trust’s use of interest rate exchange agreements. Based on this relationship between the earnings on the assets owned by the trust and the interest paid to the commercial paper conduit, increases in the commercial paper conduit’s borrowing spreads as compared to LIBOR can result in a decrease in the value of the trust’s cash flows. The credit market disruption which occurred during the third and fourth quarters of 2007 did not result in any disruption to the commercial paper conduit’s funding of the trust. However, the trust did experience an increase in borrowing spreads. An additional or continued increase in these borrowing spreads could result in an impairment to our retained interests in the trust and/or reduce the amount of gain recognized upon future sales of assets to the trust.

Aviation Finance

	2007	2006	2005
	(In millions)

Net pre-tax gains	$4	$—	$6

Proceeds from securitizations	$182	$—	$229
Cash flows received on retained interests	12	17	18

The retained subordinate interests related to off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are recorded in Other assets on the Consolidated Balance Sheets and amounted to $203 million and $179 million at December 29, 2007 and December 30, 2006, respectively. These interests are typically subordinate to other investors’ interests in the off-balance sheet structure, and therefore, realization of these interests is dependent on repayment of other investors’ interests and, ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests exposes us to risks similar to that of ownership of these finance receivables. We do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests.

Following the initial sale, and on an ongoing basis, the retained subordinate interests are maintained at fair value in Other assets on the Consolidated Balance Sheets. We estimate fair values based on the present value of future cash flows expected under our best estimates of key assumptions — credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. The assumptions used to record the initial gain on sale and used to measure the continuing fair value of the retained interests, along with the impact of changes in these assumptions and other relevant information regarding these securitizations are described in Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which risks of ownership are retained to the extent of our subordinated interest. The managed finance receivables of our business segments are presented in the following table.

	2007		2006
	(Dollars in millions)

Distribution Finance	$3,812	34%	$3,753	37%
Aviation Finance	2,448	22%	1,939	19%
Golf Finance	1,663	15%	1,518	15%
Resort Finance	1,506	14%	1,295	13%
Asset-Based Lending	1,004	9%	864	8%
Structured Capital	608	5%	730	7%
Corporate and Other	82	1%	142	1%

Total managed finance receivables	$11,123	100%	$10,241	100%

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

Managed finance receivables increased $0.9 billion, primarily as a result of growth in Aviation Finance and Resort Finance. The $60 million decrease in the Other segment represents the continued portfolio collections and prepayments of the liquidating portfolios.

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

	2007		2006		2005
	(Dollars in millions)

Asset-Based Lending	$23	2.31%	$16	1.81%	$6	0.81%
Distribution Finance	23	1.20%	7	0.28%	2	0.11%
Golf Finance	21	1.24%	29	1.89%	13	0.99%
Aviation Finance	20	0.89%	12	0.70%	14	1.07%
Resort Finance	9	0.57%	16	1.22%	31	2.67%
Corporate and Other	27	24.73%	33	19.74%	45	13.64%

Total nonperforming assets	$123	1.34%	$113	1.28%	$111	1.53%

We believe that nonperforming assets generally will be in the range of 1% to 4% of finance assets depending on economic conditions. Nonperforming assets as a percentage of finance assets has remained stable near the low end of this range during the last three years as increases in certain segments have been offset by decreases in other segments. The increase in nonperforming assets as a percentage of owned finance assets for Asset-Based Lending and Distribution Finance compared to 2006 relate to weakening U.S. economic conditions, which began to have a negative impact on borrowers in certain industries. The Corporate and Other segment continues to comprise a disproportionate amount of nonperforming assets, accounting for 22% of total nonperforming assets while comprising less than 2% of total finance assets at December 29, 2007.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $23 million at the end of 2007 and $61 million at the end of 2006. The Company expects to collect the $23 million outstanding balance through sales of both repossessed collateral and real estate, the appraised value of which approximates the outstanding balance. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At December 29, 2007, floating-rate liabilities in excess of floating-rate assets were $51 million, net of $2.3 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent.

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

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at December 29, 2007, indicates that an increase in interest rates of 100 basis points would not have a significant impact on net income or cash flows for the following twelve-month period.

Financial Risk Management

Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements. The objective of entering into such agreements is not to speculate for profit, but generally to convert variable-rate debt into fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve match-funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. We do not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt increased interest expense by $25 million in 2007 and $27 million in 2006, respectively, and decreased interest expense by $11 million in 2005.

We manage our foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. We may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, likely future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings. We do not hedge the earnings of our Canadian subsidiaries as we plan to continue investing these earnings in Canada for the foreseeable future. As a result, changes in the currency exchange rate between the Canadian dollar and the U.S. dollar could impact our consolidated earnings.

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

Provision for losses on finance receivables are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables at a level considered adequate to cover losses inherent in the owned finance receivable portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses. The allowance for losses on finance receivables currently represents 1.03% of total finance receivables. During the last five years, net charge-offs as a percentage of finance receivables have ranged from 0.38% to 2.08%.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. The annual impairment test was completed in the fourth quarter of 2007 using the estimates from our long-term strategic plan. No adjustment was required to the carrying value of goodwill based on the analysis performed.

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

A compounded annual growth rate assumption of 5% was used in 2007 to estimate cash flows beyond the multi-year business plan period. Other significant assumptions utilized were an estimated cash flow discount rate of 11% and an effective tax rate of 37%. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different, potentially resulting in an impairment charge. These assumptions involve significant levels of judgment; however, a 10% adverse change in any one, or a combination of these factors would not have resulted in an impairment charge. Management believes that while future growth, discount rates and tax rates have the potential to change with evolving market conditions, no significant, imminent changes in these assumptions are likely.

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that we will realize these benefits. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate.

In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record an estimate of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized. As future results may include favorable or unfavorable adjustments to our estimates due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Results of Operations

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	2007	2006	2005
	(Dollars in millions)

Finance charges	$671	$652	$464
Securitization gains	62	42	49
Rental revenues on operating leases	34	32	32
Other income	108	72	83

Total revenues	$875	$798	$628
Interest expense	397	351	218
Depreciation of equipment on operating leases	18	17	19

Net interest margin	$460	$430	$391

Portfolio yield	8.51%	9.11%	7.91%
Net interest margin as a percentage of average net investment	5.66%	5.81%	6.40%

2007 vs. 2006

The increase in finance charges of $19 million compared with 2006 reflects earnings on $722 million of higher average finance receivables ($66 million), partially offset by a decrease in portfolio yields related to competitive pricing pressures ($17 million) and lower leveraged lease earnings. The reduction in leveraged lease earnings is primarily due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments ($13 million), a reduction in leveraged lease earnings resulting from the adoption of FSP 13-2 ($8 million) and the recognition of earnings associated with the sale of an option related to a leveraged lease asset in 2006 ($7 million). The increase in average finance receivables was primarily due to growth in Aviation Finance ($512 million) and Resort Finance ($224 million).

Securitization gains increased $20 million compared with 2006, primarily attributable to a $588 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2007. The $36 million increase in other income included a $21 million gain on the sale of a leveraged lease investment and a $7 million increase in servicing fee income associated with an increase in securitized finance receivables.

Net interest margin increased $30 million compared with 2006, but decreased as a percentage of average net investment (0.15%). The decrease in net interest margin percentage principally reflects the impact of competitive pressures on pricing and lower leveraged lease earnings, partially offset by the increase in other income and securitization gains. The increase in dollars principally reflects the interest margin earned on growth in average finance receivables ($30 million).

The Company experienced a disruption in the credit markets during the third and fourth quarters of 2007, which resulted in an increase in the spread between LIBOR, the primary index against which our variable-rate debt is priced, and the Federal Funds rate. This had an $11 million negative effect on borrowing rates as compared to 2006. Despite this disruption, we only experienced a $2 million increase in borrowing rates on debt as compared to 2006. The negative impact of the credit market disruption was almost completely mitigated by the impact of debt issuances during 2006 and the first half of 2007, which replaced maturing debt issued during periods of relatively higher borrowing spreads.

2006 vs. 2005

The increase in finance charges of $188 million compared with 2005 principally reflected earnings on $1,339 million of higher average finance receivables ($103 million) and a higher interest rate environment ($90 million). The increase in average finance receivables was largely due to growth in Distribution Finance ($736 million), Golf Finance ($308 million), and Aviation Finance ($242 million). The decrease in other income primarily reflects lower residual gains, impairment charges recognized on a leveraged lease residual in Structured Capital, and lower fee income.

Net interest margin increased $39 million compared with 2005, but decreased as a percentage of average net investment (0.59%). The increase in dollars principally reflects growth in average finance receivables ($54 million), partially offset by a decrease in securitization and other income ($18 million). Interest expense increased $133 million reflecting higher average debt levels of $1,092 million to fund receivable growth ($47 million) and a higher interest rate environment ($101 million), partially offset by improved credit spreads resulting from the maturity and replacement of debt issued during periods of relatively lower market liquidity. Net interest margin percentage decreased primarily due to a lower proportion of other income and securitization gains to total revenue.

Selling and Administrative Expenses

	2007	2006	2005
	(Dollars in millions)

Selling and administrative expenses	$205	$194	$191
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.71%	1.84%	2.01%
Operating efficiency ratio	44.6%	45.1%	48.8%

2007 vs. 2006

Selling and administrative expenses increased $11 million in 2007 compared with 2006 primarily reflecting higher information technology and telecommunications expense ($5 million) and higher employee compensation and benefits expense ($3 million). The improvements in selling and administrative expenses as a percentage of average managed and serviced finance receivables continue to reflect the use of process improvement initiatives to enable growth in the receivable portfolio without significant growth in staffing levels.

2006 vs. 2005

Selling and administrative expenses increased $3 million in 2006 compared with 2005 primarily reflecting higher employee compensation and benefits expense ($8 million) as a result of portfolio receivable growth and increased performance-based compensation tied to the Company’s improved profitability, partially offset by lower depreciation expense ($4 million). The improvements in selling and administrative expenses as a percentage of average managed and serviced finance receivables and in the operating efficiency ratio reflected continued process improvement initiatives, which have enabled growth in the receivable portfolio without significant growth in staffing levels.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	2007	2006	2005
	(Dollars in millions)

Allowance for losses on finance receivables beginning of period	$93	$96	$99
Provision for losses	33	26	29
Less net charge-offs:
Distribution Finance	19	6	10
Asset-Based Lending	7	7	—
Golf Finance	3	1	3
Aviation Finance	2	2	2
Resort Finance	(2)	7	10
Corporate and Other	8	6	7

Total net charge-offs	37	29	32
Allowance for losses on finance receivables end of period	$89	$93	$96

Net charge-offs as a percentage of average finance receivables	0.45%	0.38%	0.51%
Allowance for losses on finance receivables as a percentage of total finance receivables	1.03%	1.11%	1.43%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	111.7%	123.1%	108.6%

2007 vs. 2006

Provision for losses increased $7 million primarily reflecting an increase in both nonperforming assets and net charge-offs in the Distribution Finance portfolio. The decrease in the allowance for losses reflects sustained improvements in portfolio credit quality statistics and a reduction in reserves established related to specific non-homogeneous loans ($2 million). During 2007, we charged-off $8 million of loans related to which specific reserves had been established at December 30, 2006. This contributed to the decrease in reserves related to specific loans and the increase in net charge-offs as compared to 2006.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remain subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

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

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.9	1.0	1.3
Tax exempt interest	(0.2)	(0.2)	(1.1)
Foreign tax rate differential	(3.3)	(4.0)	(2.7)
Canadian dollar functional currency	(1.0)	(5.5)	—
Change in state valuation allowance	0.3	1.6	1.1
Interest on tax contingencies — leveraged leases	3.1	2.7	1.1
Tax credits	(1.1)	(2.1)	(0.8)
Other, net	0.2	(1.2)	(0.3)

Effective income tax rate	34.9%	27.3%	33.6%

The effective tax rate increased to 34.9% in 2007 from 27.3% in 2006 and 33.6% in 2005. The increase in 2007 is primarily attributable to a benefit derived from the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006 and a decrease in tax credits in 2007, partially offset by a larger increase in the state valuation allowance in 2006.

The lower tax rate in 2006, as compared to 2005, is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006 and the effects of events related to cross-border financings, partially offset by an increase in interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 17 Contingencies.

Operating Results by Segment

Segment income presented in the tables below represents income from continuing operations before income taxes.

Distribution Finance

	2007	2006	2005
	(In millions)

Revenues	$290	$268	$178

Net interest margin	$206	$185	$140
Selling and administrative expenses	96	82	68
Provision for losses	24	4	2

Segment income	$86	$99	$70

Distribution Finance segment income decreased $13 million in 2007 compared with 2006, primarily reflecting an increase in provision for losses ($20 million) and an increase in selling and administrative expenses ($14 million), partially offset by an increase in net interest margin ($21 million). The increase in net interest margin principally reflects an increase in securitization gains and servicing income ($24 million) as a result of the sale of an incremental $588 million of receivables into the Distribution Finance revolving securitization in the first quarter. Selling and administrative expenses increased largely due to growth in the segment’s managed receivable portfolio. Selling and administrative expenses as a percentage of average managed and serviced finance receivables remained stable at 2.38% in 2007, as compared to 2.35% in 2006. The increase in provision for losses corresponds with a similar increase in nonperforming assets as weakening U.S. economic conditions began to have a negative impact on borrowers in certain industries.

Distribution Finance segment income increased $29 million in 2006 compared with 2005, primarily reflecting higher net interest margin ($45 million), partially offset by an increase in selling and administrative expenses ($14 million). The increase in net interest margin principally reflects $736 million of higher average finance receivables ($37 million) and higher fee income ($9 million). Selling and administrative expenses increased largely due to receivable portfolio growth. Selling and administrative expenses as a percentage of average managed and serviced finance receivables decreased to 2.35% in 2006 from 2.64% in 2005.

Aviation Finance

	2007	2006	2005
	(In millions)

Revenues	$176	$133	$107

Net interest margin	$72	$52	$51
Selling and administrative expenses	21	21	16
Provision for losses	3	—	3

Segment income	$48	$31	$32

Net interest margin in the Aviation Finance segment increased $20 million in 2007 primarily due to a $512 million increase in average finance receivables ($14 million) and an increase in securitization gains ($4 million). The increase in securitization gains reflects the sale of an additional $199 million of finance receivables during 2007. The increase in net interest margin was partially offset by an increase in provision for losses. Nonperforming assets as a percentage of finance receivables remained relatively stable while the dollar amount of nonperforming assets increased, reflecting growth in the portfolio.

Net interest margin in the Aviation Finance segment increased $1 million in 2006 primarily due to a $242 million increase in average finance receivables, partially offset by lower securitization gains. The decrease in Aviation Finance segment income in 2006 also reflects higher selling and administrative expenses ($5 million) and lower provision for losses ($3 million). The increase in selling and administrative expenses is largely due to portfolio growth and reorganization expenses incurred to enable additional growth in future periods. The decline in provision for losses principally reflects continued improvements in portfolio quality.

Golf Finance

	2007	2006	2005
	(In millions)

Revenues	$138	$132	$102

Net interest margin	$62	$54	$52
Selling and administrative expenses	19	19	21
Provision for losses	5	3	6

Segment income	$38	$32	$25

The increase in Golf Finance segment income of $6 million in 2007 reflects higher net interest margin resulting from a $102 million increase in average finance receivables ($3 million) and a significant reduction in borrowing costs ($8 million) primarily attributable to a change in our interest expense allocation methodology described in Note 18. Financial Information about Operating Segments. The increase in net interest margin was partially offset by an increase in provision for losses ($2 million) reflecting the establishment of specific reserves for two accounts during 2007 while overall portfolio quality continued to improve.

The increase in Golf Finance segment income of $7 million in 2006 reflects higher net interest margin resulting from a $308 million increase in average finance receivables ($2 million), lower provision for losses ($3 million) and lower selling and administrative expenses ($2 million). The lower provision for losses primarily reflects improvements in portfolio quality. The decrease in selling and administrative expenses primarily reflects lower employee compensation and benefits expense.

Resort Finance

	2007	2006	2005
	(In millions)

Revenues	$137	$118	$91

Net interest margin	$68	$61	$51
Selling and administrative expenses	23	23	29
Provision for losses	(6)	6	4

Segment income	$51	$32	$18

The increase in Resort Finance segment income of $19 million in 2007 primarily reflects a $12 million decrease in the provision for losses and a $7 million increase in net interest margin. The increase in net interest margin is primarily the result of a $224 million increase in average finance receivables ($11 million) and an increase in other income ($2 million), partially offset by the impact of competitive pricing pressures ($8 million). The decrease in provision for losses reflects a $6 million reduction in the rate used to establish the allowance for loan losses due to significant and sustained improvements in portfolio quality.

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

Asset-Based Lending

	2007	2006	2005
	(In millions)

Revenues	$94	$90	$75

Net interest margin	$47	$51	$51
Selling and administrative expenses	24	23	25
Provision for losses	2	16	1

Segment income	$21	$12	$25

Asset-Based Lending segment income increased $9 million in 2007 compared with 2006, principally due to a $14 million decrease in provision for losses, partially offset by a reduction in net interest margin ($4 million). The decrease in provision for losses principally reflects the result of specific reserving actions taken on two accounts in 2006 and recoveries on one of those accounts in 2007. The decrease in net interest margin is primarily due to a decrease in finance receivable pricing due to competitive pressures ($7 million) and an increase in borrowing spreads ($2 million), partially offset by an increase attributable to $116 million higher average finance receivables ($6 million).

Asset-Based Lending segment income decreased $13 million in 2006 compared with 2005, principally due to a $15 million increase in provision for losses. The increase in provision for losses principally reflects specific reserving actions taken on two nonperforming loans in unrelated industries.

Structured Capital

	2007	2006	2005
	(In millions)

Revenues	$33	$38	$54

Net interest margin	$20	$21	$38
Selling and administrative expenses	4	4	4

Segment income	$16	$17	$34

Structured Capital segment income decreased $1 million as compared to 2006, reflecting a slight decline in net interest margin. The decrease primarily reflects lower leveraged lease earnings due to an unfavorable earnings adjustment attributable to the recognition of residual value impairments ($13 million), the reduction of leveraged lease earnings from the adoption of FSP 13-2 ($8 million) and the recognition of earnings associated with the sale of an option related to a leveraged lease asset in 2006 ($7 million), partially offset by a gain from the sale of a leveraged lease investment ($21 million) in the second quarter of 2007.

Structured Capital segment income decreased $17 million as compared to 2005 due to a decrease in net interest margin. The decrease in net interest margin principally reflects $90 million of lower average finance receivables and lower other income, partially offset by earnings on the sale of an option to purchase cash flows related to an asset subject to a leveraged lease ($7 million). The lower average finance receivables reflect the sale of a $78 million note receivable in the fourth quarter of 2005. The lower other income reflects a $7 million gain recognized upon the sale of a note receivable in the fourth quarter of 2005, impairment charges taken on a leveraged lease residual, and lower investment income.

Corporate and Other

	2007	2006	2005
	(In millions)

Revenues	$7	$19	$21

Net interest margin	$(15)	$6	$8
Selling and administrative expenses	18	22	28
Provision for losses	5	(3)	13

Segment loss	$(38)	$(13)	$(33)

The $25 million increase in Corporate and Other segment loss in 2007 principally reflects the negative impact on interest margin resulting from the change in our interest allocation methodology as described in Note 18. Financial Information about Operating Segments ($13 million), higher provision for losses related to specific reserving actions taken on one account in the media finance portfolio and a reduction in selling and administrative expense consistent with a $132 million decrease in average finance receivables as compared to 2006.

The $20 million decrease in Corporate and Other segment loss in 2006 principally reflects lower selling and administrative expenses and lower provision for losses. The decrease in selling and administrative expenses is primarily the result of an impairment charge recognized in 2005 related to specialized computer software, and an overall decrease in operating expenses as the portfolio continues to liquidate. The decrease in provision for losses primarily reflects the reversal of reserves related to a $43 million franchise portfolio sale in the third quarter of 2006, in addition to relative stability in portfolio quality.

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

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Financial Corporation and has issued an attestation report on our internal control over financial reporting as of December 29, 2007, as stated in its reports, which are included herein.

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

February 13, 2008

/s/  Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and
Chief Financial Officer

February 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Textron Financial Corporation

We have audited Textron Financial Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Financial Corporation as of December 29, 2007 and December 30, 2006, and the related Consolidated Statement of Income, Cash Flows and Changes in Shareholder’s Equity for each of the three years in the period ended December 29, 2007 of Textron Financial Corporation and our report dated February 13, 2008 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Textron Financial Corporation

We have audited the accompanying Consolidated Balance Sheets of Textron Financial Corporation (the “Company”) as of December 29, 2007 and December 30, 2006, and the related Consolidated Statements of Income, Cash Flows and Changes in Shareholder’s Equity for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at December 29, 2007 and December 30, 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Financial Corporation’s internal control over financial reporting as of December 29, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

As discussed in Note 5 to the Consolidated Financial Statements, in 2007 the Company adopted FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.”

Boston, Massachusetts
February 13, 2008

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended December 29, 2007

	2007	2006	2005
	(In millions)

Finance charges	$671	$652	$464
Securitization gains	62	42	49
Rental revenues on operating leases	34	32	32
Other income	108	72	83

Total revenues	875	798	628
Interest expense	397	351	218
Depreciation of equipment on operating leases	18	17	19

Net interest margin	460	430	391
Selling and administrative expenses	205	194	191
Provision for losses	33	26	29

Income from continuing operations before income taxes	222	210	171
Income taxes	77	57	57

Income from continuing operations	145	153	114
Loss from discontinued operations, net of income tax benefit	—	(1)	(3)

Net income	$145	$152	$111

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
	(In millions)

Assets
Cash and equivalents	$60	$47
Finance receivables, net of unearned income:
Revolving loans	2,254	1,948
Installment contracts	2,052	1,674
Distribution finance receivables	1,900	2,423
Golf course and resort mortgages	1,240	1,060
Finance leases	613	590
Leveraged leases	544	615

Total finance receivables	8,603	8,310
Allowance for losses on finance receivables	(89)	(93)

Finance receivables — net	8,514	8,217
Equipment on operating leases — net	259	238
Goodwill	169	169
Other assets	381	329

Total assets	$9,383	$9,000

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$437	$479
Amounts due to Textron Inc.	25	20
Deferred income taxes	472	497
Debt	7,311	6,862

Total liabilities	8,245	7,858

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	26	7
Retained earnings	545	568

Total shareholder’s equity	1,138	1,142

Total liabilities and shareholder’s equity	$9,383	$9,000

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended December 29, 2007

	2007	2006	2005
		(In millions)

Cash flows from operating activities:
Net income	$145	$152	$111
Loss from discontinued operations	—	1	3

Income from continuing operations	145	153	114
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provision for losses	33	26	29
Increase in accrued interest and other liabilities	36	66	35
Depreciation	28	28	34
Amortization	12	11	12
Noncash gains in excess of collections on securitizations and syndications	(4)	8	2
Deferred income tax provision	(7)	38	7
Other — net	19	8	14

Net cash provided by operating activities of continuing operations	262	338	247
Net cash used by operating activities of discontinued operations	—	(13)	(3)

Net cash provided by operating activities	262	325	244
Cash flows from investing activities:
Finance receivables originated or purchased	(13,124)	(12,240)	(10,940)
Finance receivables repaid	11,863	10,205	9,560
Proceeds from receivable sales, including securitizations	994	513	383
Net cash used in acquisitions	—	(164)	—
Other investments	(10)	18	26
Proceeds from disposition of operating leases and other assets	55	66	93
Other capital expenditures	(10)	(12)	(9)
Purchase of assets for operating leases	(49)	(66)	(63)

Net cash used by investing activities of continuing operations	(281)	(1,680)	(950)
Cash flows from financing activities:
Principal payments on long-term debt	(1,248)	(1,049)	(677)
Proceeds from issuance of long-term debt	1,878	1,853	1,482
Net (decrease) increase in commercial paper	(315)	532	(102)
Net (decrease) increase in other short-term debt	(55)	47	(4)
Proceeds from issuance of nonrecourse debt	—	142	72
Principal payments on nonrecourse debt	(96)	(72)	(84)
Capital contributions from Textron Inc.	9	27	9
Dividends paid to Textron Inc.	(144)	(89)	(109)

Net cash provided by financing activities of continuing operations	29	1,391	587
Effect of exchange rate changes on cash	3	1	2

Net cash provided (used) by continuing operations	13	50	(114)
Net cash used by discontinued operations	—	(13)	(3)

Net increase (decrease) in cash and equivalents	13	37	(117)
Cash and equivalents at beginning of year	47	10	127

Cash and equivalents at end of year	$60	$47	$10

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For each of the three years in the period ended December 29, 2007

		Investment	Accumulated
		In Parent	Other
		Company	Comprehensive		Total
	Capital	Preferred	Income	Retained	Shareholder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance January 1, 2005	$574	$(25)	$1	$485	$1,035
Comprehensive income:
Net income	—	—	—	111	111
Other comprehensive income:
Foreign currency translation	—	—	(1)	—	(1)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	—	—
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	5	—	5

Other comprehensive income	—	—	4	—	4

Comprehensive income	—	—	—	—	115
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(100)	(109)

Balance December 31, 2005	574	(25)	5	496	1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	592	(25)	7	568	1,142
Comprehensive income:
Net income	—	—	—	145	145
Other comprehensive income:
Foreign currency translation	—	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(2)	—	(2)

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	164
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(135)	(144)

Balance December 29, 2007	$592	$(25)	$26	$545	$1,138

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. Asset-Based Lending provides revolving credit facilities secured by receivables and inventory, related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries. Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters and other general aviation aircraft. Distribution Finance primarily offers inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products. Golf Finance primarily makes mortgage loans for the acquisition and refinancing of golf courses, and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment. Resort Finance principally extends loans to developers of vacation interval resorts, secured primarily by notes receivable and interval inventory. Structured Capital primarily engages in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial’s financing activities are confined almost exclusively to secured lending and leasing to commercial markets. Textron Financial’s services are offered primarily in North America. However, Textron Financial finances products worldwide, principally Bell helicopters and Cessna aircraft.

Textron Financial is a wholly-owned subsidiary of Textron Inc. (“Textron”), a global multi-industry company with operations in four business segments: Bell, Cessna, Industrial and Finance. At December 29, 2007 and December 30, 2006, 19% and 18% of Textron Financial’s total managed finance receivables were related to the financing of Textron manufactured products, respectively. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

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

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since collection of principal and interest is not doubtful. Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

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

Fixed Assets

The cost of fixed assets is depreciated using the straight-line method based on the estimated useful lives of the assets.

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

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $5.0 million, $2.4 million and $1.9 million in 2007, 2006 and 2005, respectively. The cost of the defined benefit pension plan amounted to approximately $10.2 million, $10.7 million and $9.5 million in 2007, 2006 and 2005, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Income Taxes

Textron Financial’s revenues and expenses are included in Textron’s consolidated tax return. Textron Financial’s current tax expense reflects statutory U.S. tax rates applied to taxable income or loss included in Textron’s consolidated returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that we will realize these benefits. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.

We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in the valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income.

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. The Company’s retained interests are subordinate to other investors’ interests in the securitizations. Gain or loss on the sale of the loans or leases depends, in part, on the previous carrying amount of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value in Other assets. The Company estimates fair values based on the present value of expected future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved.

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

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At December 29, 2007, the Company’s largest single counterparty credit exposure was $3 million.

Fair Value of Financial Instruments

Fair values of financial instruments are based upon estimates at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented may differ from amounts Textron Financial could realize or settle currently.

Cash and Equivalents

Cash and equivalents consist of cash in banks and overnight interest-bearing deposits in banks.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. SFAS 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective in the first quarter of 2008, and the Company currently does not expect the adoption will have a material impact on its financial position or results of operations.

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

NOTE 2 Other Income

	2007	2006	2005
	(In millions)

Servicing fees	$36	$29	$32
Investment income	14	15	12
Prepayment gains	7	6	6
Syndication income	4	2	2
Late charges	3	3	5
Other	44	17	26

Total other income	$108	$72	$83

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

NOTE 4 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $4 million in 2007, $10 million in 2006 and $7 million in 2005, and operating lease revenues of $27 million in 2007 and $26 million in both 2006 and 2005. Textron Financial paid Textron $1.2 billion in 2007, $1.0 billion in 2006 and $0.8 billion in 2005 relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $27 million, $63 million and $41 million, respectively, for the purchase of equipment on operating leases. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $87 million at December 29, 2007 and $152 million at December 30, 2006, and operating leases of $167 million and $183 million at December 29, 2007 and December 30, 2006, were subject to recourse to Textron or due from Textron.

Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $23 million at December 29, 2007 and $20 million at December 30, 2006 under this arrangement. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. In addition, in 2005 Textron amended its credit facility to permit Textron Financial to borrow under the facility. Textron Financial had not utilized this facility at December 29, 2007.

Textron has also agreed to cause Textron Financial’s pre-tax income available for fixed charges to be no less than 125% of its fixed charges and its consolidated Shareholder’s equity to be no less than $200 million. No related payments were required for 2007, 2006 or 2005.

The Company had income taxes payable of $42 million and $38 million at December 29, 2007 and December 30, 2006, respectively. These accounts are settled with Textron as Textron manages its consolidated federal and state tax position.

NOTE 5 Finance Receivables

Portfolio Maturities

Portfolio maturities of finance receivables outstanding at December 29, 2007, were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)

Revolving loans	$1,631	$315	$156	$77	$38	$37	$2,254
Installment contracts	257	234	209	248	290	814	2,052
Distribution finance receivables	1,190	506	62	42	63	37	1,900
Golf course and resort mortgages	66	253	121	193	277	330	1,240
Finance leases	160	133	127	70	28	95	613
Leveraged leases	58	43	(6)	15	(10)	444	544

Total finance receivables	$3,362	$1,484	$669	$645	$686	$1,757	$8,603

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

Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and distribution finance receivables are cyclical and result in cash turnover that exceeds contractual maturities. In 2007, such cash turnover was two times contractual maturities.

Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an average term of four years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of vacation interval resort notes receivables, finance receivable portfolios, pools of residential and recreational land loans and the underlying real property.

Installment contracts and Finance leases have initial terms ranging from two to twenty years. Installment contracts and finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts presented above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.0 billion and $315 million, respectively, at December 29, 2007, and $719 million and $222 million, respectively, at December 30, 2006. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $173 million in 2008, $149 million in 2009, $132 million in 2010, $141 million in 2011, $106 million in 2012 and $312 million thereafter.

Golf course mortgages have initial terms ranging from five to ten years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to five years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. Golf course mortgages, totaling $1.1 billion, consist of loans with an average balance of $5 million and a weighted-average remaining contractual maturity of five years. Resort mortgages, totaling $147 million, consist of loans with an average balance of $6 million and a weighted-average remaining contractual maturity of three years.

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

	2007		2006
	(Dollars in millions)

United States:
Southeast	$2,782	25%	$2,582	25%
West	1,823	16%	1,776	17%
Southwest	1,546	14%	1,295	13%
Midwest	1,306	12%	1,493	15%
Mideast	974	9%	1,010	10%
Northeast	289	2%	312	3%

Total United States	$8,720	78%	$8,468	83%

Canada	1,062	10%	719	7%
Mexico	383	3%	324	3%
South America	342	3%	337	3%
Other international	616	6%	393	4%

Total managed finance receivables	$11,123	100%	$10,241	100%

Textron Financial’s industry concentrations (as measured by managed finance receivables) were as follows:

	2007		2006
	(Dollars in millions)

General aviation	$2,475	22%	$1,966	19%
Golf	1,680	15%	1,567	16%
Resort	1,506	13%	1,295	13%
Recreational vehicles	1,116	10%	960	9%
Marine	783	7%	552	5%
Manufactured housing	487	4%	527	5%
Transportation	437	4%	441	4%
Finance company services	318	3%	235	2%
Outdoor power equipment	301	3%	304	3%
Information technology equipment	220	2%	209	2%
Real estate	170	2%	178	2%
Other	1,630	15%	2,007	20%

Total managed finance receivables	$11,123	100%	$10,241	100%

Leveraged Leases

	2007	2006
	(In millions)

Rental receivable	$1,561	$1,838
Nonrecourse debt	(1,030)	(1,292)
Estimated residual values of leased assets	297	329

	828	875
Less unearned income	(284)	(260)

Investment in leveraged leases	544	615
Deferred income taxes	(408)	(410)

Net investment in leveraged leases	$136	$205

At December 29, 2007 and December 30, 2006, approximately 25% and 23% of Textron Financial’s investment in leveraged leases was collateralized by real estate, respectively.

The components of income from leveraged leases were as follows:

	2007	2006	2005
	(In millions)

Income recognized	$11	$39	$33
Income tax expense	(4)	(11)	(11)

Income from leveraged leases	$7	$28	$22

In the first quarter of 2007, the Company adopted FASB Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged leases. Upon adoption, the impact of the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. We have leveraged leases with an initial investment balance of $209 million which could be impacted by changes in the timing of cash flows related to income taxes as discussed in Note 17 Contingencies. The adoption of FSP 13-2 resulted in a $50 million reduction in Leveraged leases, a $17 million reduction in liabilities recorded within Deferred income taxes and a $33 million Cumulative effect of a change in accounting principle that reduced Retained earnings.

The recalculation of leveraged lease earnings in connection with the adoption of FSP 13-2 also reduced the Company’s ongoing yield on the leveraged lease investment, which resulted in an $8 million decrease in leveraged lease earnings for the year ended December 29, 2007. The impact of any future projected changes in the timing of cash flows related to income taxes will be recognized in Finance charges in the Company’s Consolidated Statements of Income.

Finance Leases

	2007	2006
	(In millions)

Total minimum lease payments receivable	$568	$517
Estimated residual values of leased equipment	267	267

	835	784
Less unearned income	(222)	(194)

Net investment in finance leases	$613	$590

Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $156 million in 2008, $113 million in 2009, $75 million in 2010, $46 million in 2011, $8 million in 2012 and $170 million thereafter.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$59	$60
Impaired accrual finance receivables	143	101

Total impaired finance receivables	$202	$161

Impaired nonaccrual finance receivables with identified reserve requirements	$40	$36
Allowance for losses on impaired nonaccrual finance receivables	$15	$17

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	2007	2006
	(In millions)

Impaired nonaccrual finance receivables	$59	$60
Nonaccrual homogeneous finance receivables	20	15

Total nonaccrual finance receivables	79	75
Repossessed assets and properties	44	38

Total nonperforming assets	$123	$113

The average recorded investment in impaired nonaccrual finance receivables was $53 million in 2007, $74 million in 2006 and $77 million in 2005. The average recorded investment in impaired accrual finance receivables amounted to $31 million in 2007, $68 million in 2006 and $29 million in 2005. The increase in impaired accrual finance receivables in 2007 primarily reflects one restructured loan in Asset-Based Lending.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $7 million, $13 million and $11 million for 2007, 2006 and 2005, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $23 million at the end of 2007 and $61 million at the end of 2006. The Company expects to collect the $23 million outstanding balance through sales of both repossessed collateral and real estate, the appraised value of which approximates the outstanding balance. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Allowance for Losses on Finance Receivables

The following table presents changes in the Allowance for losses on finance receivables.

	2007	2006	2005
	(In millions)

Balance at beginning of year	$93	$96	$99
Provision for losses	33	26	29
Charge-offs	(49)	(40)	(49)
Recoveries	12	11	17

Balance at end of year	$89	$93	$96

Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	2007	2006
	(In millions)

Total managed and serviced finance receivables	$12,478	$11,536
Nonrecourse participations	(760)	(695)
Third-party portfolio servicing	(592)	(581)
Small business administration sales agreements	(3)	(19)

Total managed finance receivables	11,123	10,241
Securitized receivables	(2,520)	(1,931)

Owned receivables	$8,603	$8,310

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

Owned receivables include approximately $119 million and $144 million of finance receivables that were unfunded at December 29, 2007 and December 30, 2006, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

NOTE 6 Receivable Securitizations

During 2007, the Company securitized distribution finance receivables (dealer financing arrangements) and general aviation loans. The Company recognized pre-tax gains as a result of these transactions. These gains represent estimates of the cash flows to be received from the Company’s retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only strips, subordinate seller certificates and rights to receive servicing fees, which range from 75 to 150 basis points. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company’s cash flows is subject to the performance of the receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.

The table below summarizes net pre-tax gains recognized and certain cash flows received from and paid to securitization trusts during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these receivables with short durations.

	2007	2006	2005
	(In millions)

Net pre-tax gains	$62	$42	$49

Proceeds from securitizations	$731	$50	$361
Cash flows received on retained interests	71	63	64
Servicing fees received	32	27	28
Cash paid for loan repurchases	17	15	26

Included in net pre-tax gains above are impairment losses of $3 million and $1 million for the years 2007 and 2006, respectively. There were no impairment charges incurred during 2005.

Distribution Finance

The Company had $152 million and $111 million of retained interests associated with $2.0 billion and $1.4 billion of receivables in the Distribution Finance securitization as of December 29, 2007 and December 30, 2006, respectively. These receivables represent loans secured by dealer inventories that are typically collected upon the sale of the underlying product. The proceeds from collection of the principal balance of these loans are used by the securitization trust to purchase additional receivables from the Company each month. Gains recognized on the securitization of Distribution Finance receivables were $58 million, $42 million and $40 million during the years 2007, 2006, and 2005, respectively. For 2007, the key economic assumptions used in measuring the retained interests related to the Distribution Finance receivable securitizations and the sensitivities to these assumptions are presented as follows:

			10%	20%
	Assumptions at	Assumptions at	Adverse	Adverse
	Date of Sale	Year-End	Change	Change

Weighted-average life (in years)	0.4	0.4	—	—
Expected credit losses (annual rate)	1.0%	0.9%	(2)	(4)
Residual cash flows discount rate	9.9%	9.4%	—	—
Monthly payment rate	19.1%	19.6%	(2)	(3)

Aviation Finance

The Company had $41 million and $56 million of retained interests associated with $450 million and $444 million receivables sold in the Aviation Finance securitization as of December 29, 2007 and December 30, 2006, respectively. Gains recognized on the securitization of Aviation Finance receivables were $4 million and $6 million during the years 2007 and 2005, respectively. For 2007, the key economic assumptions used in measuring the retained interests related to the Aviation Finance receivable securitizations and the sensitivities to these assumptions are presented as follows:

			10%	20%
	Assumptions at	Assumptions at	Adverse	Adverse
	Date of Sale	Year-End	Change	Change

Weighted-average life (in years)	2.2	2.0	—	—
Expected credit losses (annual rate)	0.5%	0.2%	—	(1)
Residual cash flows discount rate	7.7%	9.6%	(1)	(1)
Prepayment rate	27.0%	27.0%	(1)	(2)

The sensitivities presented in the tables above are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in one factor may result in another that may magnify or counteract the analysis’ losses, such as increases in market interest rates may result in lower prepayments and increased credit losses.

Historical loss and delinquency amounts for Textron Financial’s securitized portfolio and all similarly managed owned receivables for the year ended December 29, 2007, were as follows:

	Total	Aggregate
	Principal	Contract				Credit
	Amount	Value 60	60+ Day			Losses
	of Loans	Days or More	Delinquency	Average	Net Credit	Annual
Type of Finance Receivable	and Leases	Past Due	Percentage	Balances	Losses	Percentage
	At December 29, 2007			Year Ended December 29, 2007
	(Dollars in millions)

Distribution finance receivables	$3,812	$8	0.2%	$3,821	$19	0.5%
Aviation finance receivables	2,448	24	1.0%	2,140	1	0.1%

Total loans held and securitized	$6,260	$32		$5,961	$20

Consisting of:
Loans held in portfolio	$3,781	$15
Loans securitized	2,479	17

Total loans held and securitized	$6,260	$32

Static pool losses are not calculated by the Company for revolving period securitizations, which encompass nearly 100% of the securitized portfolio outstanding, as receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio as presented in the table above are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

NOTE 7 Equipment on Operating Leases

	2007	2006
	(In millions)

Equipment on operating leases, at cost:
Aircraft	$279	$253
Golf cars	28	24
Accumulated depreciation:
Aircraft	(43)	(34)
Golf cars	(5)	(5)

Equipment on operating leases — net	$259	$238

Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at December 29, 2007 are $28 million in 2008, $23 million in 2009, $22 million in 2010, $19 million in 2011, $15 million in 2012 and $30 million thereafter.

NOTE 8 Goodwill

	2007	2006
	(In millions)

Resort Finance	$110	$110
Asset-Based Lending	43	43
Aviation Finance	16	16

	$169	$169

NOTE 9 Other Assets

	2007	2006
	(In millions)

Retained interests in securitizations	$203	$179
Other long-term investments	52	40
Repossessed assets and properties	44	38
Fixed assets — net	33	34
Investment in equipment residuals	—	3
Other	49	35

Total other assets	$381	$329

Interest-only securities within retained interest in securitizations were $43 million and $51 million at December 29, 2007 and December 30, 2006, respectively.

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

NOTE 10 Debt and Credit Facilities

	2007	2006
	(In millions)

Short-term debt:
Commercial paper	$1,447	$1,719
Other short-term debt	14	60

Total short-term debt	1,461	1,779
Long-term debt:
Fixed-rate notes
Due 2007 (weighted-average rate of 5.50%)	—	843
Due 2008 (weighted-average rates of 4.15% and 4.12%, respectively)	654	611
Due 2009 (weighted-average rates of 5.60% and 5.67%, respectively)	726	649
Due 2010 (weighted-average rates of 4.83% and 4.58%, respectively)	1,007	557
Due 2011 (weighted-average rates of 5.05% and 5.05%, respectively)	442	442
Due 2012 and thereafter (weighted-average rates of 5.03% and 4.98%, respectively)	219	209

Total fixed-rate notes	3,048	3,311
Variable-rate notes
Due 2007 (weighted-average rate of 5.80%)	—	275
Due 2008 (weighted-average rates of 5.05% and 5.45%, respectively)	605	355
Due 2009 (weighted-average rates of 5.09% and 5.47%, respectively)	825	913
Due 2010 (weighted-average rates of 5.06% and 5.49%, respectively)	906	276
Due 2011 (weighted-average rate of 5.02%)	150	—

Total variable-rate notes	2,486	1,819
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	—

Unamortized discount	(4)	(3)
Fair value adjustments	20	(44)

Total long-term debt and subordinated debt	5,850	5,083

Total debt	$7,311	$6,862

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at December 29, 2007 or December 30, 2006.

The Company’s committed credit facilities at December 29, 2007 were as follows:

				Amount Not
				Reserved as
				Support for
		Commercial	Letters of Credit	Commercial Paper
		Paper	Issued Under	and Letters of
	Facility Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,447	$13	$290
Textron multi-year facility expiring in 2012	1,250	—	22	1,228

Total	$3,000	$1,447	$35	$1,518

The weighted-average interest rates on short-term borrowings at year-end were as follows:

	2007	2006	2005

Commercial paper:
U.S.	5.20%	5.39%	4.38%
Canadian	4.59%	4.34%	—
Other short-term debt	4.92%	4.46%	4.31%

The combined weighted-average interest rates on these borrowings during the last three years were 5.16% in 2007, 5.02% in 2006 and 3.32% in 2005. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

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

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.3 billion and $3.0 billion at December 29, 2007 and December 30, 2006, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 6.09% and 5.79% for the years ended December 29, 2007 and December 30, 2006, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements was 5.60% and 5.47% for the years ended December 29, 2007 and December 30, 2006, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements were 5.59% and 5.52% during 2007 and 2006, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $2.3 billion and $1.8 billion at December 29, 2007 and December 30, 2006, respectively.

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

The amount of net assets available for dividends and other payments to Textron is restricted by the terms of the Company’s lending agreements. At December 29, 2007, $249 million of net assets were available to be transferred to Textron under the most restrictive covenant. The lending agreements contain various restrictive provisions regarding additional debt (not to exceed nine times consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%). For the years ended December 29, 2007 and December 30, 2006, the Company declared and paid dividends to Textron of $144 million and $89 million, respectively.

Cash payments made by Textron Financial for interest were $388 million in 2007, $341 million in 2006 and $204 million in 2005.

NOTE 11 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2007 and 2006.

The following table summarizes the Company’s derivative activities relating to interest rate risk:

			Notional Amount		Fair Value Amount
Hedged Item	Hedge Classification	Description	2007	2006	2007	2006
			(In millions)

Interest Rate Exchange Agreements
Fixed-rate debt	Fair Value	Converts fixed-rate interest expense to floating-rate interest expense	$2,293	$3,162	$19	$(44)
Firm commitments	Fair Value	Mitigates changes in fair value of receivable subsequent to loan commitment	37	31	(1)	(1)
Fixed-rate receivables	Fair Value	Converts fixed-rate interest earnings to floating-rate interest earnings	—	15	—	—
Retained interests in securitizations	Cash Flow	Converts net residual floating-rate cash flows to fixed-rate cash flows	26	71	—	—
Variable-rate debt	Cash Flow	Converts floating-rate interest expense to fixed-rate interest expense	—	100	—	1
Receivable cap	Cash Flow	Mitigates changes in fair value of receivable containing embedded option	—	7	—	—

			$2,356	$3,386	$18	$(44)

The Company manages its foreign currency exposure by funding most foreign currency denominated assets with liabilities in the same currency. The Company may enter into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, the Company may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $21 million at December 29, 2007, and $87 million at December 30, 2006. These agreements had an insignificant value at December 29, 2007. At December 30, 2006, these agreements had a fair value of $(9) million.

In relation to one of the Company’s asset-backed securitizations, Textron Financial enters into back-to-back interest rate exchange agreements with both third-party financial institutions and commercial customers of the

Resort Finance Segment. These instruments are designed to have an equal and offsetting impact to the Company and transfer the risk of differences between actual and scheduled cash flows related to the receivables sold from the financial institution to the commercial customers who originated the loan contracts sold. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction rather than mitigate interest rate risk to the Company, they are not designated in hedging relationships. These instruments had no significant impact to the Company’s earnings in 2007, as gains and losses on these back-to-back interest rate exchange agreements offset.

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

NOTE 13 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is summarized as follows:

		Deferred
	Foreign	(Losses)	Deferred
	Currency	Gains on	Gains
	Translation	Hedge	(Losses) on
	Adjustment	Contracts	Securities	Total
	(In millions)

Balance January 1, 2005	$8	$(9)	$2	$1
Foreign currency translation	(1)	—	—	(1)
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $3 million	—	5	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $2 million	—	(5)	—	(5)
Net deferred gain on interest-only securities, net of income taxes of $2 million	—	—	5	5

Balance December 31, 2005	7	(9)	7	5
Foreign currency translation	1	—	—	1
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2 million	—	4	—	4
Net deferred gain on hedge contracts, net of income taxes of $1 million	—	1	—	1
Net deferred loss on interest-only securities, net of income tax benefit of $2 million	—	—	(4)	(4)

Balance December 30, 2006	8	(4)	3	7
Foreign currency translation	19	—	—	19
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $3 million	—	5	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $2 million	—	(3)	—	(3)
Net deferred loss on interest-only securities, net of income tax benefit of $1 million	—	—	(2)	(2)

Balance December 29, 2007	$27	$(2)	$1	$26

NOTE 14 Income Taxes

Income from continuing operations before income taxes:

	2007	2006	2005
	(In millions)

United States	$206	$198	$168
Foreign	16	12	3

Total	$222	$210	$171

The components of income taxes were as follows:

	2007	2006	2005
	(In millions)

Current:
Federal	$55	$7	$39
State	14	6	5
Foreign	15	6	6

Total current income taxes	$84	$19	$50

Deferred:
Federal	$14	$36	$9
State	(10)	3	(2)
Foreign	(11)	(1)	—

Total deferred income taxes	(7)	38	7

Total income taxes	$77	$57	$57

Cash paid for income taxes was $48 million in 2007, $2 million in 2006 and $22 million in 2005.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2007	2006	2005

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.9	1.0	1.3
Tax exempt interest	(0.2)	(0.2)	(1.1)
Foreign tax rate differential	(3.3)	(4.0)	(2.7)
Canadian dollar functional currency	(1.0)	(5.5)	—
Change in state valuation allowance	0.3	1.6	1.1
Interest on tax contingencies — leveraged leases	3.1	2.7	1.1
Tax credits	(1.1)	(2.1)	(0.8)
Other, net	0.2	(1.2)	(0.3)

Effective income tax rate	34.9%	27.3%	33.6%

The effective tax rate increased to 34.9% in 2007 from 27.3% in 2006 and 33.6% in 2005. The increase in 2007 is primarily attributable to a benefit derived from the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in 2006 and a decrease in tax credits in 2007, partially offset by a larger increase in the state valuation allowance in 2006.

The lower tax rate in 2006, as compared to 2005, is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries in

2006 and the effects of events related to cross-border financings, partially offset by an increase in interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 17 Contingencies.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record an estimate of the amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

As future results may include favorable or unfavorable adjustments to our estimates due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal 2007. Upon adoption of FIN 48, no adjustment to the Consolidated Financial Statements was required. FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest, is as follows:

2007
(In millions)

Balance — Beginning of year	$9
Additions for tax positions of the current year	2
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2)
Settlements	—

Balance — End of year	$9

At December 29, 2007, approximately $9 million of these unrecognized benefits, if recognized, would favorably affect the Company’s effective tax rate in any future period. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in its Consolidated Statements of Operations. During 2007, 2006 and 2005, the Company recognized approximately $7 million, $7 million and $2 million, respectively, of interest. At December 29, 2007 and December 30, 2006, $22 million and $15 million of accrued interest in connection with uncertain tax positions was included in Accrued interest and other liabilities in the Company’s Consolidated Balance Sheets, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

The components of Textron Financial’s deferred tax assets and liabilities were as follows:

	2007	2006
	(In millions)

Deferred tax assets:
Allowance for losses	$31	$34
State net operating losses	15	13
Deferred origination fees	10	9
Nonaccrual finance receivables	5	8
Other	56	35

Total deferred tax assets	117	99
Valuation allowance	(11)	(10)

Net deferred tax assets	106	89
Deferred tax liabilities:
Leveraged leases	408	410
Finance leases	66	77
Equipment on operating leases	55	57
Other	49	42

Total deferred tax liabilities	578	586

Net deferred tax liabilities	$472	$497

At December 29, 2007, Textron Financial had state net operating loss carryforwards of approximately $665 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2008 through 2027. The valuation allowance reported above represents the tax effect of certain state net operating loss carryforwards for which Textron Financial is unable to conclude that, more likely than not, the benefit from such carryforwards will be realized.

Income taxes have not been provided on the undistributed earnings of foreign subsidiaries not previously recognized, as management intends to reinvest those earnings for an indefinite period. If those earnings, which approximated $107 million at the end of 2007, were distributed, 2007 taxes, net of foreign tax credits, would be increased by approximately $41 million.

NOTE 15 Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair value of Textron Financial’s financial instruments:

Finance Receivables

The estimated fair values of fixed-rate installment contracts, revolving loans, golf course and resort mortgages and distribution finance receivables were estimated based on discounted cash flow analyses using interest rates currently being offered for similar loans to borrowers of similar credit quality. The estimated fair values of all variable-rate receivables approximated the net carrying value of such receivables. The estimated fair values of individually large balance nonperforming loans were based on discounted cash flow analyses using risk adjusted interest rates or Textron Financial valuations based on the fair value of the related collateral. Included in the portfolios are the allowance for losses on finance receivables, which represents the credit risk adjustment required to reflect the loan portfolios’ carrying value. The fair values, net of carrying amounts of Textron Financial’s finance leases, leveraged leases and operating leases ($613 million, $544 million and $259 million, respectively, at December 29, 2007, and $590 million, $615 million and $238 million, respectively, at December 30, 2006), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

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

The carrying values and estimated fair values of Textron Financial’s financial instruments for which it is practicable to calculate a fair value are as follows:

	2007	2007	2006	2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

Assets:
Revolving loans	$2,232	$2,235	$1,924	$1,912
Installment contracts	2,023	2,025	1,637	1,618
Distribution finance receivables	1,883	1,883	2,411	2,409
Golf course and resort mortgages	1,225	1,235	1,047	1,043
Retained interests in securitizations	203	203	179	179
Derivative financial instruments	22	22	3	3
Marketable debt security	20	20	—	—

	$7,608	$7,623	$7,201	$7,164

Liabilities:
Fixed rate long-term debt	$3,363	$3,369	$3,264	$3,269
Variable rate long-term notes	2,487	2,458	1,819	1,820
Total short-term debt	1,461	1,461	1,779	1,779
Amounts due to Textron Inc	25	21	20	17
Retained interests in securitizations	—	—	1	1
Derivative financial instruments	2	2	54	54

	$7,338	$7,311	$6,937	$6,940

NOTE 16 Commitments

Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. At December 29, 2007, the Company had outstanding committed facilities totaling $1.7 billion. Funding under these facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Loan commitments represent agreements to fund eligible costs of assets generally within one year. Generally, interest rates on all of these commitments are either floating-rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

The contractual amounts of the Company’s outstanding commitments to extend credit at December 29, 2007, are shown below:

(In millions)

Commitments to extend credit:
Committed revolving lines of credit	$1,577
Standby letters of credit	51
Loans	54

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2015. Rental expense was $8 million in 2007, $7 million in 2006 and $7 million in 2005. Future minimum rental commitments for all noncancelable operating leases in effect at December 29, 2007 approximated $6 million for 2008, $5 million for 2009, $4 million for 2010, $4 million for 2011, $1 million for 2012 and $2 million thereafter. Of these amounts, $1 million is payable to Textron in 2008.

NOTE 17 Contingencies

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the Internal Revenue Service (“IRS”) for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At December 29, 2007, $180 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

	2007		2006		2005
	(Dollars in millions)

Revenues:
Distribution Finance	$290	33%	$268	34%	$178	28%
Aviation Finance	176	20%	133	17%	107	17%
Golf Finance	138	16%	132	16%	102	16%
Resort Finance	137	15%	118	15%	91	15%
Asset-Based Lending	94	11%	90	11%	75	12%
Structured Capital	33	4%	38	5%	54	9%
Corporate and Other	7	1%	19	2%	21	3%

Total revenues	$875	100%	$798	100%	$628	100%

Income from continuing operations before income taxes:(1)(2)
Distribution Finance	$86		$99		$70
Aviation Finance	48		31		32
Golf Finance	38		32		25
Resort Finance	51		32		18
Asset-Based Lending	21		12		25
Structured Capital	16		17		34
Corporate and Other	(38)		(13)		(33)

Income from continuing operations before income taxes	$222		$210		$171

Finance assets:(3)
Aviation Finance	$2,279		$1,776		$1,278
Distribution Finance	1,936		2,422		1,710
Golf Finance	1,680		1,524		1,344
Resort Finance	1,521		1,296		1,155
Asset-Based Lending	1,004		864		764
Structured Capital	631		756		704
Corporate and Other	109		170		332

Total finance assets	$9,160		$8,808		$7,287

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs and includes only debt issued during historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

Prior to 2007, we allocated 100% of the interest expense recognized to the Company’s operating segments without adjustment. In addition, the allocation was determined, to the extent possible, based on matching variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets. Any excess floating-rate debt was allocated to fixed-rate finance assets. A change in the allocation methodology was made in 2007 to measure the results of each segment more consistently with the economic characteristics of its existing portfolio, which coincided with a change in how management internally evaluates segment operating performance. The 2006 and 2005 results have not been restated under the new methodology. This change had a $13 million positive effect on the collective results of the six core portfolio segments for the twelve months ended December 29, 2007.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 19 Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)

Revenues	$210	$182	$239	$192	$214	$212	$212	$212

Net interest margin	$106	$105	$133	$103	$113	$113	$108	$109
Selling and administrative expenses	49	47	54	48	53	50	49	49
Provision for losses	5	9	11	(1)	6	10	11	8

Income from continuing operations before income taxes	52	49	68	56	54	53	48	52
Income taxes	17	18	27	20	22	7	11	12

Income from continuing operations	35	31	41	36	32	46	37	40
Loss from discontinued operations, net of income tax benefit	—	—	—	—	—	—	—	(1)

Net income	$35	$31	$41	$36	$32	$46	$37	$39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The aggregate fees for professional services rendered by Ernst & Young LLP during 2007 and 2006 were as follows:

Audit Fees — Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.5 million in 2007 and $1.4 million in 2006.

Audit Related Fees — Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $115 thousand in 2007 and $90 thousand in 2006.

Tax Fees — Fees for tax services relating to consultations and compliance were $40 thousand in 2007 and $10 thousand in 2006.

All Other Fees — No other products or services were provided by Ernst & Young LLP during either of the last two fiscal years.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(1) List of Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of Textron Financial and subsidiaries are included in Item 8:

1. Consolidated Statements of Income for each of the years in the three-year period ended December 29, 2007.

2. Consolidated Balance Sheets at December 29, 2007 and December 30, 2006.

3.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 29, 2007.

4.	Consolidated Statements of Changes in Shareholder’s Equity for each of the years in the three-year period ended December 29, 2007.

5. Notes to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2) Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

Exhibit
No.

3.1		Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).
3.2		By-Laws of Textron Financial Corporation as of May 2, 2000. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q filed August 11, 2000.
4	.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4	.1B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Corporation and U.S. Bank National Association (successor to SunTrust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4	.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).
4	.2B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to SunTrust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp., including the form of the Guaranty by Textron Financial Corporation. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4	.3A	Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3B	Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.2 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3C	Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.

Exhibit
No.

4	.3D	Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.
4	.3E	Series 2007-A Supplement, dated as of March 29, 2007, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 30, 2007.
4	.3F	Amended and Restated Trust Agreement, dated as of May 26, 2005, among Textron Financial, Textron Receivables Corporation III and SunTrust Delaware Trust Company, as owner trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.4A	Indenture, dated as of February 8, 2007, between Textron Financial Corporation and Deutsche Bank Trust Company Americas, as trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4	.4B	Contribution Agreement, dated February 8, 2007, between Textron Financial Corporation and Textron Inc, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4	.4C	Replacement Capital Covenant, dated February 8, 2007, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
10.1		Support Agreement dated as of May 25, 1994, between Textron Financial Corporation and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.2		Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.3		Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990. Incorporated by reference to Exhibit 10.3 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10	.4A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.
10	.4B	Amendment No. 1, dated as of April 21, 2006, to the 5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.
10	.4C	Amendment No. 2, dated as of April 20, 2007, to the 5-Year Credit Agreement, dated as of March 28, 2005, as amended on April 21, 2006, among Textron the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of Textron Inc.’s Current Report on Form 8-K filed April 25, 2007.
10	.5A	364-Day Credit Agreement dated March 31, 2003 among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10	.5B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
10	.5C	Amendment No. 2, dated as of March 29, 2004, to the 364-day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.

Exhibit
No.

10	.6A	364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.6B	Amendment, dated as of July 26, 2004, to the 364-day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
10	.6C	Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.7B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement, dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.
10	.7D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement, dated as of July 28, 2003, as amended on March 28, 2005 and April 28, 2006, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 27, 2007.
12		Computation of Ratio of Earnings to Fixed Charges.
21		List of significant subsidiaries.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney dated as of February 20, 2008.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 20 day of February 2008.

Textron Financial Corporation
Registrant

By:	*
Ted R. French
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 20 day of February 2008, by the following persons on behalf of the registrant and in the capacities indicated:

By:	*
Ted R. French
Chairman and Chief Executive Officer,
Director (Principal Executive Officer)

By:	*
Buell J. Carter, Jr.
President and Chief Operating Officer,
Director

By:	*
Mary F. Lovejoy
Director

By:	/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Thomas N. Nichipor
Thomas N. Nichipor
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

*By:	/s/ Elizabeth C. Perkins
Elizabeth C. Perkins
Attorney-in-fact