Form 10-Q
period 2008-03-31
TEXTRON FINANCIAL CORP
filed 2008-04-25
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27559

TEXTRON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-6008768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, P.O. Box 6687, Providence, RI (Address of principal executive offices)	02940-6687 (Zip code)

401-621-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes. ☑     No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No. ☑

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

		Page

PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)	2
	Consolidated Balance Sheets at March 31, 2008 and December 29, 2007 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Changes in Shareholder’s Equity through March 31, 2008 (unaudited)	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
Item 4.	CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION
Item 6.	EXHIBITS	28
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
	(In millions)

Finance charges	$155	$166
Securitization gains	20	15
Rental revenues on operating leases	9	8
Other income	30	21

Total revenues	214	210
Interest expense	86	100
Depreciation of equipment on operating leases	5	4

Net interest margin	123	106
Selling and administrative expenses	54	49
Provision for losses	27	5

Income before income taxes	42	52
Income taxes	11	17

Net income	$31	$35

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 29,
	2008	2007
	(In millions)

Assets
Cash and equivalents	$47	$60
Finance receivables, net of unearned income:
Revolving loans	2,262	2,254
Installment contracts	2,007	2,052
Distribution finance receivables	1,938	1,900
Golf course and resort mortgages	1,380	1,240
Finance leases	606	613
Leveraged leases	546	544

Total finance receivables	8,739	8,603
Allowance for losses on finance receivables	(105)	(89)

Finance receivables — net	8,634	8,514
Equipment on operating leases — net	256	259
Goodwill	169	169
Other assets	857	381

Total assets	$9,963	$9,383

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$517	$437
Amounts due to Textron Inc.	23	25
Deferred income taxes	474	472
Debt	7,936	7,311

Total liabilities	8,950	8,245

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	12	26
Retained earnings	434	545

Total shareholder’s equity	1,013	1,138

Total liabilities and shareholder’s equity	$9,963	$9,383

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$31	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses	27	5
(Decrease) increase in accrued interest and other liabilities	(12)	9
Depreciation	7	7
Amortization	3	2
Non-cash gains in excess of collections on securitizations and syndications	(7)	(3)
Deferred income tax provision	2	2
Other — net	1	12

Net cash provided by operating activities	52	69
Cash flows from investing activities:
Finance receivables originated or purchased	(3,033)	(3,111)
Finance receivables repaid	2,092	2,469
Proceeds from receivable sales, including securitizations	459	613
Other investments	5	7
Proceeds from disposition of operating lease and other assets	10	11
Other capital expenditures	(3)	(2)
Purchase of assets for operating leases	(7)	(15)

Net cash used by investing activities	(477)	(28)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	424	574
Principal payments on long-term debt	(471)	(82)
Proceeds from issuance of subordinated debt	—	300
Net increase (decrease) in commercial paper	612	(684)
Net increase in other short-term debt	31	6
Principal payments on nonrecourse debt	(42)	(19)
Capital contributions from Textron Inc.	2	2
Dividends paid to Textron Inc.	(144)	(137)

Net cash provided (used) by financing activities	412	(40)

Net (decrease) increase in cash and equivalents	(13)	1
Cash and equivalents at beginning of year	60	47

Cash and equivalents at end of period	$47	$48

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other		Total
		Company	Comprehensive		Share-
	Capital	Preferred	Income	Retained	holder’s
	Surplus	Stock	(Loss)	Earnings	Equity
	(In millions)

Balance December 30, 2006	$592	$(25)	$7	$568	$1,142
Comprehensive income:
Net income	—	—	—	145	145
Other comprehensive income:
Foreign currency translation	—	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(2)	—	(2)

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	164
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(135)	(144)

Balance December 29, 2007	592	(25)	26	545	1,138
Comprehensive income:
Net income	—	—	—	31	31
Other comprehensive loss:
Foreign currency translation	—	—	(16)	—	(16)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	1	—	1
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	1	—	1

Other comprehensive loss	—	—	(14)	—	(14)

Comprehensive income	—	—	—	—	17
Capital contributions from Textron Inc.	2	—	—	—	2
Dividends to Textron Inc.	(2)	—	—	(142)	(144)

Balance March 31, 2008	$592	$(25)	$12	$434	$1,013

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at March 31, 2008, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Other Income

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Servicing income	$10	$8
Investment income	4	3
Syndication income	2	—
Prepayment gains	1	2
Late charges	1	1
Other	12	7

Total other income	$30	$21

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

Note 3.  Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	March 31,	December 29,
	2008	2007
	(In millions)

Total managed and serviced finance receivables	$13,042	$12,478
Nonrecourse participations	(785)	(760)
Third-party portfolio servicing	(615)	(592)
Small business administration sales agreements	(2)	(3)

Total managed finance receivables	11,640	11,123
Securitized receivables	(2,901)	(2,520)

Owned finance receivables	$8,739	$8,603

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Golf Finance and Asset-Based Lending, which are sold to independent investors.

Owned receivables include approximately $163 million and $119 million of finance receivables that were unfunded at March 31, 2008 and December 29, 2007, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	March 31,	December 29,
	2008	2007
	(In millions)

Rental receivable	$1,516	$1,561
Nonrecourse debt	(988)	(1,030)
Estimated residual values of leased assets	297	297

	825	828
Less unearned income	(279)	(284)

Investment in leveraged leases	546	544
Deferred income taxes	(415)	(408)

Net investment in leveraged leases	$131	$136

Note 4.	Loan Impairment

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

	March 31,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$116	$59
Impaired accrual finance receivables	23	143

Total impaired finance receivables	$139	$202

Impaired nonaccrual finance receivables with identified reserve requirements	$90	$40
Allowance for losses on impaired nonaccrual finance receivables	$29	$15

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	March 31,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$116	$59
Nonaccrual homogeneous finance receivables	23	20

Total nonaccrual finance receivables	139	79
Repossessed assets and properties	40	44

Total nonperforming assets	$179	$123

The average recorded investment in impaired nonaccrual finance receivables during the first quarter of 2008 was $88 million compared to $57 million in the corresponding period in 2007. The average recorded investment in impaired accrual finance receivables amounted to $12 million in the first quarter of 2008. There was no average recorded investment in impaired accrual finance receivables in the first quarter of 2007.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $1 million and $2 million in the first quarters of 2008 and 2007, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $22 million at March 31, 2008 and $23 million at the end of 2007. The Company expects to collect the $22 million outstanding balance through sales of both repossessed collateral and real estate, the appraised value of which approximates the outstanding balance. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Note 5.	Other Assets

	March 31,	December 29,
	2008	2007
	(In millions)

Retained interests in securitizations	$249	$203
Other long-term investments	49	52
Repossessed assets and properties	40	44
Fixed assets — net	34	33
Other	485	49

Total other assets	$857	$381

Interest-only securities within retained interests in securitizations were $52 million and $43 million at March 31, 2008 and December 29, 2007, respectively.

Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2008, the Other category contained $388 million of receivables in the Distribution Finance revolving securitization trust for which Textron Financial has not yet been paid. In accordance with the trust agreements, cash has been accumulated in the trust to repay debt that is maturing in May 2008. The remaining balance in the Other category at March 31, 2008, and the full balance at December 29, 2007, primarily represent the fair value of derivative instruments, debt acquisition costs, and an intangible asset, which is being amortized over its contractual term of five years.

Note 6.	Debt and Credit Facilities

	March 31,	December 29,
	2008	2007
	(In millions)

Short-term debt:
Commercial paper	$2,053	$1,447
Other short-term debt	44	14

Total short-term debt	2,097	1,461
Long-term debt:
Fixed-rate notes
Due 2008 (weighted-average rates of 4.23% and 4.15%, respectively)	204	654
Due 2009 (weighted-average rates of 5.59% and 5.60%, respectively)	713	726
Due 2010 (weighted-average rates of 4.82% and 4.83%, respectively)	1,018	1,007
Due 2011 (weighted-average rates of 5.04% and 5.05%, respectively)	453	442
Due 2012 (weighted-average rates of 4.43% and 4.39%, respectively)	52	42
Due 2013 and thereafter (weighted-average rates of 4.94% and 5.19%, respectively)	280	177

Total Fixed-rate notes	2,720	3,048
Variable-rate notes
Due 2008 (weighted-average rates of 3.08% and 5.05%, respectively)	605	605
Due 2009 (weighted-average rates of 3.79% and 5.09%, respectively)	823	825
Due 2010 (weighted-average rates of 3.86% and 5.06%, respectively)	952	906
Due 2011 (weighted-average rates of 3.40% and 5.02%, respectively)	275	150
Due 2013 and thereafter (weighted-average rate of 3.09)%	100	—

Total Variable-rate notes	2,755	2,486
Subordinated debt:
Due 2017 and thereafter (6.00)%	300	300

Unamortized discount	(3)	(4)
Fair value adjustments	67	20

Total long-term and subordinated debt	5,839	5,850

Total debt	$7,936	$7,311

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility,

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at March 31, 2008 or December 29, 2007.

The Company’s committed credit facilities at March 31, 2008 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$2,053	$10	$(313)
Textron multi-year facility expiring in 2012	1,250	97	23	1,130

Total	$3,000	$2,150	$33	$817

The weighted-average interest rates on short-term borrowings at March 31, 2008 and March 31, 2007 were as follows:

	March 31,	March 31,
	2008	2007

Commercial paper:
U.S.	3.27%	5.41%
Canadian	3.44%	4.33%
Other short-term debt	3.69%	4.48%

The combined weighted-average interest rates on these borrowings during the first quarters of 2008 and 2007 were 3.82% and 5.18%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost to the daily average dollar amounts outstanding.

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

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.0 billion and $2.3 billion at March 31, 2008 and December 29, 2007, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these interest rate exchange agreements was 4.68% and 6.08% for the three months ended March 31,

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 and March 31, 2007, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements was 5.44% and 5.58% for the three months ended March 31, 2008 and March 31, 2007, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements were 4.64% and 5.56% during the three months ended March 31, 2008 and March 31, 2007, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $2.7 billion and $2.3 billion at March 31, 2008 and December 29, 2007, respectively.

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

In the first quarter of 2008, Textron Financial declared and paid dividends of $144 million. The terms of the Company’s credit facility limit the payment of dividends to an additional $154 million at March 31, 2008.

Note 7.	Accumulated Other Comprehensive Income (Loss) and Comprehensive Income

Accumulated other comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Beginning of year	$26	$7
Foreign currency translation	(16)	(1)
Amortization of deferred loss on hedge contracts, net of income taxes of $0.9 million in 2007	—	1
Net deferred gain (loss) on hedge contracts, net of income taxes of $0.4 million and income tax benefit of $0.5 million, respectively	1	(1)
Net deferred gain on interest-only securities, net of income taxes of $0.4 million in both 2008 and 2007	1	1

End of period	$12	$7

Comprehensive income is summarized below:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Net income	$31	$35
Other comprehensive income	(14)	—

Comprehensive income	$17	$35

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009, the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of 2008 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include goodwill, fixed assets — net, other long-term investments, which primarily represent collateral that is received in satisfaction of troubled loans, and an intangible asset. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

In accordance with the provisions of SFAS No. 157, we measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement prioritizes the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset.

	March 31, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Interest-only strips	$52	$—	$—	$52
Other marketable securities	18	—	18	—
Derivative financial instruments, net	64	—	64	—

Total assets	$134	$—	$82	$52

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation Techniques

Interest-only strips are generally retained upon the sale of finance receivables to qualified special purpose trusts. These interest-only strips are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own assumptions about the assumptions market participants would use in pricing these assets based on the best information available in the circumstances. We review the fair values of the interest-only strips quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the carrying value. When a change in fair value is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income.

Other marketable securities represent investments in notes receivable issued by securitization trusts that purchase timeshare notes receivable from resort developers. These notes are classified as available-for-sale securities and are held at fair value, which is based on observable inputs for similar securitization interests in markets that are currently inactive. Changes in fair value for these notes are recorded in Other comprehensive income. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income.

Derivative financial instruments are measured at fair value based on observable market inputs for various interest rates and foreign currency rates published by third-party leading financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. Changes in fair value for these instruments are primarily recorded in Interest expense.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the period ended March 31, 2008:

Interest-only
Strips
(In millions)

Balance, beginning of period	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	21
Change in value recognized in Other income	1
Change in value recognized in Other comprehensive income	2
Collections	(15)

Balance, end of period	$52

We also adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” in the first quarter of 2008. This Statement allows us to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

existing asset or liability, if an event triggers a new basis of accounting. We did not elect to re-measure any of our existing financial assets or liabilities under the provisions of this Statement.

Note 9.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	March 31,	March 31,
	2008	2007

Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.8	1.6
Foreign tax rate differential	(12.7)	(1.8)
Canadian dollar functional currency	0.1	(4.0)
Change in state valuation allowance	(0.5)	—
Interest on tax contingencies — leveraged leases	4.2	3.3
Tax credits	(1.8)	(1.6)
Other, net	0.7	1.0

Effective income tax rate	26.8%	33.5%

For the three months ended March 31, 2008, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a capital loss carryback by one of the Company’s wholly-owned Canadian subsidiaries and tax credits, partially offset by state tax expense and interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

For the three months ended March 31, 2007, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a non-recurring increase to the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries and the effects of events related to cross border financing, partially offset by interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

Note 10.	Contingencies

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Textron Financial is currently under examination by the IRS for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At March 31, 2008, $180 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. We believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated and intend to vigorously defend our position.

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Revenues:
Distribution Finance	$65	$83
Aviation Finance	50	40
Resort Finance	35	32
Golf Finance	34	34
Asset-Based Lending	20	23
Structured Capital	9	(3)
Corporate and Other	1	1

Total revenues	$214	$210

Income before income taxes:(1)(2)
Distribution Finance	$12	$28
Aviation Finance	17	11
Resort Finance	15	13
Golf Finance	9	8
Asset-Based Lending	(12)	8
Structured Capital	5	(8)
Corporate and Other	(4)	(8)

Income before income taxes	$42	$52

	March 31,	December 29,
	2008	2007
	(In millions)

Finance assets:(3)
Distribution Finance	$2,378	$1,936
Aviation Finance	2,265	2,279
Golf Finance	1,794	1,680
Resort Finance	1,531	1,521
Asset-Based Lending	1,017	1,004
Structured Capital	631	631
Corporate and Other	104	109

Total finance assets	$9,720	$9,160

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs and includes only debt issued during historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital.

During the first quarter of 2008, we experienced significant growth in our managed finance receivable portfolio. Managed finance receivables grew by $517 million, or 5%, from year-end 2007, primarily in Distribution Finance and Golf Finance. We expect continued growth in our core portfolios during 2008.

Nonperforming assets as a percentage of finance assets increased to 1.84% at March 31, 2008 compared to 1.34% at year-end 2007, primarily due to one troubled account in Asset-Based Lending and one account in Distribution Finance. Portfolio quality statistics remained strong and stable in the first quarter compared to year-end 2007 in the Aviation Finance, Resort Finance and Golf Finance portfolios. Weakening U.S. general economic conditions have also resulted in an increase in charge-offs in the Distribution Finance portfolio. We expect nonperforming assets and charge-offs to remain higher for the remainder of 2008 compared to the strong portfolio quality performance of 2007.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) increased to 5.79% during the first quarter of 2008 as compared to 5.15% during the first quarter of 2007. This increase was primarily the result of higher leveraged lease earnings due to an unfavorable cumulative earnings adjustment in 2007, as a result of residual value impairments ($11 million) and increases in Securitization gains ($5 million) and Other income ($9 million), partially offset by an increase in borrowing costs relative to various market rate indices ($10 million). Volatility continued in the credit markets, and while we continue to have the ability to access the capital markets to refinance our maturing debt obligations and to fund growth in our finance receivable portfolio, we have experienced higher relative borrowing costs. Dramatic reductions in the target Federal Funds rate were generally reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs. Credit spreads have also widened on issuances of commercial paper and term debt. While borrowing costs, relative to various market rate indices, will likely continue to be higher than we have experienced in the previous few years, the impact will be partially mitigated by the benefit of floor rates, which exist in a substantial portion of our variable-rate portfolio.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources enhances our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. We also, on occasion, borrow available cash from Textron when it is in the collective economic interest of Textron Financial and Textron. In making particular funding decisions, management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at March 31, 2008 or December 29, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s committed credit facilities at March 31, 2008 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$2,053	$10	$(313)
Textron multi-year facility expiring in 2012	1,250	97	23	1,130

Total	$3,000	$2,150	$33	$817

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first quarter of 2008, $275 million of term debt was issued under this registration statement.

During the first quarter of 2007, Textron Financial issued $300 million of junior subordinated notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature in 2067; however, we have the right to redeem the notes at par beginning in 2017, and have a redemption obligation beginning in 2042.

Cash flows provided by operating activities were $52 million during the first quarter of 2008 compared to $69 million in the corresponding period of 2007. The decrease in cash flows was primarily due to the timing of payments of accrued interest and other liabilities and a reduction in earnings primarily driven by higher relative borrowing costs.

Cash flows used by investing activities totaled $477 million during the first quarter of 2008 compared to $28 million in the corresponding period of 2007. The increase in cash flows used during the first quarter of 2008 was the result of lower proceeds received from receivable sales, including securitizations and a decrease in finance receivables repaid. The decrease in finance receivables repaid is largely due to $388 million in cash collected in the Distribution Finance revolving securitization trust that has not yet been paid to us and is included as a receivable in Other assets. In accordance with the trust agreements, this cash has been accumulated in the trust to repay debt that is maturing in May 2008. An equivalent amount of cash is expected to be paid to us in the second quarter of 2008 upon the issuance of additional debt by the trust.

Cash flows provided by financing activities were $412 million during the first quarter of 2008 compared to cash used of $40 million in the corresponding period of 2007. The increase in cash flows during the first quarter of 2008 primarily reflects an increase in commercial paper issuances which was utilized to repay maturing long-term debt and fund the accumulation of cash in the Distribution Finance revolving securitization trust.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 88% at March 31, 2008 compared to 86% at December 29, 2007. Textron Financial’s ratio of earnings to fixed charges was 1.48x for the three months ended March 31, 2008 compared to 1.51x for the corresponding period in 2007. Commercial paper and Other short-term debt as a percentage of total debt was 26% at March 31, 2008 compared to 20% at the end of 2007.

During the first quarter of 2008, Textron Financial declared and paid dividends to Textron of $144 million compared to dividends declared and paid of $137 million during the corresponding period of 2007. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $2 million to Textron Financial in both the first quarter of 2008 and 2007, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

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

Textron Financial utilizes off-balance sheet financing arrangements to further diversify funding alternatives. Proceeds provided by these transactions generated $418 million and $549 million in cash in the first quarter of 2008 and 2007, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables. Gains related to these transactions amounted to $20 million in the first quarter of 2008 and $15 million in the first quarter of 2007. The securitization gains in the first quarter of 2008 consisted of $13 million related to recurring finance receivables sales into the Distribution Finance revolving securitization, $2 million related to an incremental finance receivable sale into the Distribution Finance revolving securitization and $5 million related to a finance receivable sale in the Aviation Finance securitization conduit. The securitization gains in the first quarter of 2007 consisted of $10 million related to recurring finance receivables sales into the Distribution Finance revolving securitization and $5 million related to an incremental finance receivable sale into the Distribution Finance revolving securitization. Cash collections on current and prior period securitization gains were $15 million and $13 million for the first quarter of 2008 and 2007, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	March 31,		December 29,
	2008		2007
	(Dollars in millions)

Distribution Finance	$4,113	35%	$3,812	34%
Aviation Finance	2,528	22%	2,448	22%
Golf Finance	1,776	15%	1,663	15%
Resort Finance	1,520	13%	1,506	14%
Asset-Based Lending	1,017	9%	1,004	9%
Structured Capital	609	5%	608	5%
Corporate and Other	77	1%	82	1%

Total managed finance receivables	$11,640	100%	$11,123	100%

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

	March 31,		December 29,
	2008		2007
	(Dollars in millions)

Asset-Based Lending	$62	6.09%	$23	2.31%
Distribution Finance	42	1.78%	23	1.20%
Golf Finance	20	1.13%	21	1.24%
Aviation Finance	17	0.72%	20	0.89%
Resort Finance	10	0.67%	9	0.57%
Corporate and Other	28	26.59%	27	24.73%

Total nonperforming assets	$179	1.84%	$123	1.34%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. The increase in nonperforming assets as a percentage of owned finance assets primarily represents the addition of one account in Asset-Based Lending and one account in Distribution Finance.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At March 31, 2008, floating-rate liabilities in excess of floating-rate assets were $2.7 billion, net of $2.0 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, and $33 million of interest rate exchange agreements, which effectively converted fixed-rate finance receivables to a floating rate equivalent. Classified within fixed-rate assets are $2.2 billion of floating rate loans with index rate floors that are, on average, 95 basis points above the applicable index rate (predominately the Prime rate). As a consequence, these assets are classified as fixed-rate, and will remain so until the Prime rate increases above the floor rates. The Company has benefited from these and other interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Changes in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks and typically have index resets on a monthly basis. Variable-rate debt is generally tied to changes in LIBOR and variable-rate term debt typically has index resets on a quarterly basis. As a consequence, changes in short-term borrowing costs do not always coincide with changes in variable-rate receivable yields. We do not hedge this basis risk between different variable-rate indices and reset frequencies, as we believe the cost is disproportionately high in comparison to the magnitude of the risk over long periods of time.

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at March 31, 2008, indicates that an increase in interest rates of 100 basis points would have a negative $4 million impact and a decrease in interest rates of 100 basis points would have a positive $22 million impact on net income or cash flows for the following twelve-month period, respectively.

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

We manage our foreign currency exposure by funding foreign currency denominated assets with liabilities in the same currency or by entering into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $40 million and $21 million at March 31, 2008 and December 29, 2007, respectively. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings. We do not hedge the earnings of, or investment in our Canadian subsidiaries as we plan to continue investing these earnings in Canada for the foreseeable future. As a result, changes in the currency exchange rate between the Canadian dollar and the U.S. dollar could impact our consolidated earnings.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 vs. March 31, 2007

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	March 31,	March 31,
	2008	2007
	(Dollars in millions)

Finance charges	$155	$166
Securitization gains	20	15
Rental revenues on operating leases	9	8
Other income	30	21

Total revenues	214	210
Interest expense	86	100
Depreciation of equipment on operating leases	5	4

Net interest margin	$123	$106

Portfolio yield	7.52%	8.30%
Net interest margin as a percentage of average net investment	5.79%	5.15%

Finance charges decreased during the first quarter of 2008, principally reflecting a reduction in market rates ($28 million), partially offset by last year’s recognition of lower leveraged lease earnings due to an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments ($11 million) and $267 million of higher average finance receivables ($5 million). The increase in average finance receivables was primarily the result of growth in Distribution and Golf Finance. The increase in securitization gains was primarily attributable to the sale of an additional $180 million of receivables into the Aviation Finance securitization and the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increase in other fee income was primarily the result of a gain on the sale of our remaining interest in a leveraged lease investment and increased syndication fees.

Net interest margin and net interest margin percentage increased in the first quarter of 2008, principally reflecting the impact of last year’s reduction in leveraged lease earnings and increases in Securitization gains and Other income. These positive impacts were partially offset by a $10 million increase in borrowing costs relative to various market rate indices as credit market volatility continued during the quarter. The increase was primarily driven by two factors. The majority of our variable-rate term debt resets quarterly based on LIBOR and a substantial portion of our variable-rate assets reset monthly based on the Prime rate. Based on this mismatch, the Prime rate reductions in the quarter were reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs. In addition, we experienced increased borrowing spreads on issuances of commercial paper and term debt as compared to 2007.

Selling and Administrative Expenses

	March 31,	March 31,
	2008	2007
	(Dollars in millions)

Selling and administrative expenses	$54	$49
Selling and administrative expenses as a percentage of managed and serviced finance receivables	1.71%	1.68%
Operating efficiency ratio	43.9%	46.2%

Selling and administrative expenses increased $5 million during the first quarter of 2008 compared to the same period in 2007, reflecting higher salaries and benefits expense associated with $881 million of growth in the managed and serviced receivable portfolio, and a slight increase in legal expenses.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	March 31,	March 31,
	2008	2007
	(In millions)

Allowance for losses on finance receivables beginning of year	$89	$93
Provision for losses	27	5
Less net charge-offs:
Distribution Finance	9	3
Aviation Finance	2	—
Golf Finance	1	—
Resort Finance	(1)	—
Corporate and Other	—	1

Total net charge-offs	11	4

Allowance for losses on finance receivables end of period	$105	$94

The increase in the provision for losses during the first quarter of 2008 was primarily driven by a $15 million reserve established for one account in Asset-Based Lending and weakening portfolio quality in Distribution Finance as general U.S. economic conditions have impacted borrowers in certain industries.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remain subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	March 31,	March 31,
	2008	2007

Federal statutory income tax rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	1.8	1.6
Foreign tax rate differential	(12.7)	(1.8)
Canadian dollar functional currency	0.1	(4.0)
Change in state valuation allowance	(0.5)	—
Interest on tax contingencies — leveraged leases	4.2	3.3
Tax credits	(1.8)	(1.6)
Other, net	0.7	1.0

Effective income tax rate	26.8%	33.5%

For the three months ended March 31, 2008, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a capital loss carryback by one of the Company’s wholly-owned Canadian subsidiaries and tax credits, partially offset by state tax expense and interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

For the three months ended March 31, 2007, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a non-recurring increase to the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries and the effects of events related to cross border financing, partially offset by interest on tax contingencies, the majority of which is associated with leveraged leases as discussed in Note 10 Contingencies.

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$65	$83

Net interest margin	$47	$56
Selling and administrative expenses	25	23
Provision for losses	10	5

Segment income	$12	$28

Distribution Finance segment income decreased $16 million in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a decrease in net interest margin and higher loss provision. The decrease in net interest margin is primarily attributable to $551 million lower average finance receivables ($7 million) and an increase in borrowing costs relative to various market rate indices ($5 million), partially offset by an increase in servicing fee and investment income ($3 million) as a result of an increase in receivables sold. The decrease in average finance receivables was primarily the result of the incremental sale of $588 million receivables to the Distribution Finance securitization in 2007. Provision for losses increased, reflecting weakening portfolio quality as weakening general U.S. economic conditions affected borrowers in certain industries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aviation Finance

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$50	$40

Net interest margin	$25	$17
Selling and administrative expenses	7	5
Provision for losses	1	1

Segment income	$17	$11

Aviation Finance segment income increased $6 million in the first quarter of 2008, primarily due to an increase in net interest margin. The increase in net interest margin was the result of a gain on the securitization of $180 million of receivables ($5 million) and $461 million higher average finance receivables ($3 million). The increase in Selling and administrative expenses was consistent with growth in the managed finance receivable portfolio.

Resort Finance

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$35	$32

Net interest margin	$20	$16
Selling and administrative expenses	6	6
Provision for losses	(1)	(3)

Segment income	$15	$13

Resort Finance segment income increased $2 million in the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily due to an increase in fee income ($4 million). The increase in fee income was primarily driven by increases in syndication fees, investment income and other income. An increase in net interest margin from a $213 million increase in average finance receivables was offset by and increase in borrowing costs relative to various market rate indices. The change in provision for losses reflects a $3 million reduction of the rate used to establish the allowance for loan losses in the first quarter of 2007.

Golf Finance

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$34	$34

Net interest margin	$15	$15
Selling and administrative expenses	6	5
Provision for losses	—	2

Segment income	$9	$8

Golf Finance segment income increased $1 million in the first quarter of 2008 compared to the first quarter of 2007. Net interest margin was relatively unchanged, as higher average finance receivables of $175 million were offset by the impact of higher borrowing costs relative to various market rate indices. Provision for losses declined $2 million primarily due to improvements in the overall credit quality of the portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset-Based Lending

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$20	$23

Net interest margin	$11	$12
Selling and administrative expenses	6	5
Provision for losses	17	(1)

Segment (loss) income	$(12)	$8

Asset-Based Lending segment income decreased $20 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease was primarily due to a $15 million specific reserving action taken for one account, whose operations have been significantly impacted by weakening residential real estate values. The balance of nonperforming assets increased to $62 million at March 31, 2008 from $23 million at the end of 2007, primarily due to this one account. Interest margin was relatively consistent with the first quarter of 2007 as increased margin resulting from a $86 million increase in average finance receivables was more than offset by an increase in borrowing costs and lower portfolio yields relative to various market rate indices.

Structured Capital

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$9	$(3)

Net interest margin	$6	$(7)
Selling and administrative expenses	1	1

Segment income (loss)	$5	$(8)

Structured Capital segment income increased $13 million in the first quarter of 2008 compared to the first quarter of 2007. The increase is primarily due to $11 million lower leveraged lease earnings associated with an unfavorable cumulative earnings adjustment attributable to the recognition of residual value impairments in the first quarter of 2007 and a $5 million gain recognized upon the sale of our remaining interest in a leveraged lease investment in the first quarter of 2008.

Corporate and Other Segment

	March 31,	March 31,
	2008	2007
	(In millions)

Revenues	$1	$1

Net interest margin	$(1)	$(3)
Selling and administrative expenses	3	4
Provision for losses	—	1

Segment loss	$(4)	$(8)

Corporate and Other segment loss decreased $4 million in the first quarter of 2008 compared to the first quarter of 2007. The decrease in the segment loss was primarily due to a $2 million increase in net interest margin associated with the allocation of interest expense, which is more fully described in Note 11 Financial Information about Operating Segments, and lower selling and administrative expenses and provision for losses as the portfolio continues to liquidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Financial Ratios

Three Months Ended
March 31,	March 31,
2008	2007

Net interest margin as a percentage of average net investment(1)	5.79%	5.15%
Return on average equity	11.05%	12.73%
Return on average assets	1.29%	1.54%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.71%	1.68%
Operating efficiency ratio(3)	43.9%	46.2%
Net charge-offs as a percentage of average finance receivables	0.47%	0.13%

March 31,	December 29,
2008	2007
60+ days contractual delinquency as a percentage of finance receivables(4)	0.33%	0.43%
Nonperforming assets as a percentage of finance assets(5)	1.84%	1.34%
Allowance for losses on finance receivables as a percentage of finance receivables	1.21%	1.03%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	75.9%	111.7%
Total debt to tangible shareholder’s equity(6)	9.55	x	7.76x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our 2007 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; and (l) risks and uncertainties related to acquisitions and dispositions.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

TEXTRON FINANCIAL CORPORATION

Item 6.	Exhibits

4.1	Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 26, 2008.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textron Financial Corporation

/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 25, 2008