Form 10-Q
period 2008-06-30
TEXTRON FINANCIAL CORP
filed 2008-07-25
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2008
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

All of the shares of common stock of the registrant are owned by Textron Inc.

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(In millions)

Finance charges	$127	$173	$282	$339
Securitization gains	20	15	40	30
Rental revenues on operating leases	8	8	17	16
Other income	22	43	52	64

Total revenues	177	239	391	449
Interest expense	71	102	157	202
Depreciation of equipment on operating leases	4	4	9	8

Net interest margin	102	133	225	239
Selling and administrative expenses	49	54	103	103
Provision for losses	40	11	67	16

Income before income taxes	13	68	55	120
Income taxes	9	27	20	44

Net income	$4	$41	$35	$76

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 29,
	2008	2007
	(In millions)

Assets
Cash and equivalents	$56	$60
Finance receivables, net of unearned income:
Revolving loans	2,225	2,254
Installment contracts	2,055	2,052
Distribution finance receivables	1,772	1,900
Golf course and resort mortgages	1,403	1,240
Finance leases	610	613
Leveraged leases	535	544

Total finance receivables	8,600	8,603
Allowance for losses on finance receivables	(126)	(89)

Finance receivables — net	8,474	8,514
Equipment on operating leases — net	258	259
Goodwill	169	169
Other assets	572	381

Total assets	$9,529	$9,383

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$508	$437
Amounts due to Textron Inc.	23	25
Deferred income taxes	431	472
Debt	7,547	7,311

Total liabilities	8,509	8,245

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive income	15	26
Retained earnings	438	545

Total shareholder’s equity	1,020	1,138

Total liabilities and shareholder’s equity	$9,529	$9,383

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$35	$76
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in accrued interest and other liabilities	(8)	12
Provision for losses	67	16
Depreciation	14	14
Amortization	5	5
Deferred income tax provision	(41)	12
Non-cash gains in excess of collections on securitizations and syndications	(9)	(2)
Other — net	20	20

Net cash provided by operating activities	83	153
Cash flows from investing activities:
Finance receivables originated or purchased	(6,338)	(6,489)
Finance receivables repaid	5,690	5,795
Proceeds from receivable sales, including securitizations	617	711
Proceeds from disposition of operating leases and other assets	16	33
Purchase of assets for operating leases	(14)	(28)
Other capital expenditures	(6)	(4)
Other investments	(99)	5

Net cash (used) provided by investing activities	(134)	23
Cash flows from financing activities:
Proceeds from issuance of long-term debt	822	1,069
Principal payments on long-term debt	(833)	(958)
Net decrease in commercial paper	(103)	(119)
Net increase in other short-term debt	55	18
Proceeds from issuance of secured debt	300	—
Principal payments on nonrecourse debt	(53)	(31)
Capital contributions from Textron Inc.	5	5
Dividends paid to Textron Inc.	(147)	(140)

Net cash provided (used) by financing activities	46	(156)
Effect of exchange rate changes on cash	1	(1)

Net (decrease) increase in cash and equivalents	(4)	19
Cash and equivalents at beginning of year	60	47

Cash and equivalents at end of period	$56	$66

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment
		in Parent	Accumulated		Total
		Company	Other		Share-
	Capital	Preferred	Comprehensive	Retained	holder’s
	Surplus	Stock	Income	Earnings	Equity
	(In millions)

Balance December 30, 2006	$592	$(25)	$7	$568	$1,142
Comprehensive income:
Net income	—	—	—	145	145
Other comprehensive income:
Foreign currency translation	—	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(2)	—	(2)

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	164
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(135)	(144)

Balance December 29, 2007	592	(25)	26	545	1,138
Comprehensive income:
Net income	—	—	—	35	35
Other comprehensive loss:
Foreign currency translation	—	—	(11)	—	(11)

Other comprehensive loss	—	—	(11)	—	(11)

Comprehensive income	—	—	—	—	24
Capital contributions from Textron Inc.	5	—	—	—	5
Dividends to Textron Inc.	(5)	—	—	(142)	(147)

Balance June 30, 2008	$592	$(25)	$15	$438	$1,020

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2008, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Other Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Servicing income	$11	$9	$21	$17
Investment income	6	4	10	7
Prepayment income	1	1	2	3
Late charges	1	—	2	1
Syndication income	—	2	2	2
Other	3	27	15	34

Total other income	$22	$43	$52	$64

The Other component of Other income includes commitment fees, residual gains, gains from asset sales (excluding syndications), insurance fees and other miscellaneous fees, which are primarily recognized as income when received. Impairment charges related to assets and investments acquired through repossession of collateral are also recorded in the Other component of Other income.

We recorded gains of $5 million and $21 million on the sale of interests in a leveraged lease investment in the first quarter of 2008 and the second quarter of 2007, respectively, which are included in the Other component of Other income.

Note 3.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	June 30,	December 29,
	2008	2007
	(In millions)

Total managed and serviced finance receivables	$12,837	$12,478
Nonrecourse participations	(798)	(760)
Third-party portfolio servicing	(575)	(595)

Total managed finance receivables	11,464	11,123
Securitized receivables	(2,864)	(2,520)

Owned finance receivables	$8,600	$8,603

Item 1.	Financial Statements (Continued)

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

Owned receivables at June 30, 2008 include approximately $491 million of Finance leases which have been legally sold to a special purpose entity (“SPE”), which is a consolidated subsidiary of Textron Financial. The assets of the SPE are pledged as collateral for its debt, which has been reflected as a secured borrowing in Note 6 Debt and Credit Facilities. Owned receivables also include approximately $163 million and $119 million of finance receivables that were unfunded at June 30, 2008 and December 29, 2007, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	June 30,	December 29,
	2008	2007
	(In millions)

Rental receivable	$1,505	$1,561
Nonrecourse debt	(977)	(1,030)
Estimated residual values of leased assets	290	297

	818	828
Less unearned income	(283)	(284)

Investment in leveraged leases	535	544
Deferred income taxes	(413)	(408)

Net investment in leveraged leases	$122	$136

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), the Company recorded a $9 million reduction in Leveraged leases and Finance charges during the second quarter of 2008 representing the cumulative effect of a change in the expected timing of leveraged lease cash flows associated with leases discussed in Note 10 Contingencies. This change was based on court decisions involving other companies issued during the second quarter of 2008.

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

	June 30,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$149	$59
Impaired accrual finance receivables	60	143

Total impaired finance receivables	$209	$202

Impaired nonaccrual finance receivables with identified reserve requirements	$95	$40
Allowance for losses on impaired nonaccrual finance receivables	$44	$15

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	June 30,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$149	$59
Nonaccrual homogeneous finance receivables	27	20

Total nonaccrual finance receivables	176	79
Repossessed assets and properties	40	44

Total nonperforming assets	$216	$123

The average recorded investment in impaired nonaccrual finance receivables during the first six months of 2008 was $108 million compared to $50 million in the corresponding period in 2007. The average recorded investment in impaired accrual finance receivables amounted to $28 million in the first six months of 2008. There were no impaired accrual finance receivables during the first six months of 2007.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $6 million and $4 million in the first six months of 2008 and 2007, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $16 million at June 30, 2008 and $23 million at the end of 2007. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Other Assets

	June 30,	December 29,
	2008	2007
	(In millions)

Retained interests in securitizations	$275	$203
Investments in other marketable securities	118	20
Repossessed assets and properties	40	44
Other long-term investments	34	32
Fixed assets — net	34	33
Other	71	49

Total other assets	$572	$381

Interest-only securities within retained interests in securitizations were $53 million and $43 million at June 30, 2008 and December 29, 2007, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity.

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

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Debt and Credit Facilities

	June 30,	December 29,
	2008	2007
	(In millions)

Short-term debt:
Commercial paper	$1,340	$1,447
Other short-term debt	69	14

Total short-term debt	1,409	1,461
Long-term debt:
Fixed-rate notes
Due 2008 (weighted-average rates of 4.71% and 4.15%, respectively)	54	654
Due 2009 (weighted-average rates of 5.59% and 5.60%, respectively)	714	726
Due 2010 (weighted-average rates of 4.82% and 4.83%, respectively)	1,017	1,007
Due 2011 (weighted-average rates of 5.04% and 5.05%, respectively)	453	442
Due 2012 (weighted-average rates of 4.43% and 4.39%, respectively)	52	42
Due 2013 and thereafter (weighted-average rates of 5.20% and 5.19%, respectively)	655	177

Total Fixed-rate notes	2,945	3,048
Variable-rate notes
Due 2008 (weighted-average rates of 2.95% and 5.23%, respectively)	395	605
Due 2009 (weighted-average rates of 2.90% and 5.22%, respectively)	849	825
Due 2010 (weighted-average rates of 2.96% and 5.18%, respectively)	954	906
Due 2011 (weighted-average rates of 3.07% and 5.15%, respectively)	275	150
Due 2013 and thereafter (weighted-average rate of 3.54)%	100	—

Total Variable-rate notes	2,573	2,486
Secured debt:
Due 2009 (3.43)%	300	—
Subordinated debt:
Due 2017 and thereafter (6.00)%	300	300
Unamortized discount	(3)	(4)
Fair value adjustments	23	20

Total long-term, secured and subordinated debt	6,138	5,850

Total debt	$7,547	$7,311

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at June 30, 2008 or December 29, 2007.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s committed credit facilities at June 30, 2008 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,340	$7	$403
Textron multi-year facility expiring in 2012	1,250	89	22	1,139

Total	$3,000	$1,429	$29	$1,542

The weighted-average interest rates on short-term borrowings at June 30, 2008 and June 30, 2007 were as follows:

	June 30,	June 30,
	2008	2007

Commercial paper:
USD	2.90%	5.41%
CAD	3.25%	4.39%
Other short-term debt	3.16%	4.51%

The combined weighted-average interest rates on these borrowings during the first six months of 2008 and 2007 were 3.40% and 5.13%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost including fees to the daily average dollar amounts outstanding.

During the second quarter of 2008, the Company sold finance receivables to a SPE which is a consolidated subsidiary of Textron Financial. These receivables were used by the SPE as collateral for the issuance of $300 million of secured notes to third-party investors under a 364 day revolving credit facility. Since the SPE is consolidated with Textron Financial, the third-party notes are reflected as Debt in Consolidated Balance Sheets. If the notes are not paid in full at the maturity date of the facility, any outstanding balance will bear interest at an increased interest rate and will amortize from collateral collections.

During 2007, we issued $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017, and are obligated to redeem the notes beginning on February 15, 2042. Pursuant to the terms of the notes or the replacement capital covenant described below, any redemption of the notes must be made from the sale of certain replacement capital securities or a capital contribution from Textron. Interest on the notes is fixed at 6% until February 15, 2017, and floats at three-month LIBOR + 1.735% thereafter. We may defer payment of interest on one or more occasions, in each case, for a period of up to 10 years.

We agreed, in a replacement capital covenant for the benefit of the holders of a specified class of covered debt, that we will not redeem the notes on or before February 15, 2047, unless we have received a capital contribution from Textron and/or net proceeds from the sale of certain replacement capital securities in certain specified amounts. The initial class of covered debt holders are the holders of the Company’s 5.125% Medium Term Notes, Series E, due August 15, 2014, in the principal amount of $100 million.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.1 billion and $2.3 billion at June 30, 2008 and December 29, 2007, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these borrowings considering the impact of interest rate exchange agreements, including fees was 4.27% and 6.11% for the six months ended June 30, 2008 and June 30, 2007, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements including fees was 5.42% and 5.63% for the six months ended June 30, 2008 and June 30, 2007, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR for U.S. dollar deposits. The weighted-average interest rate on these notes before consideration of the effect of interest rate exchange agreements including fees were 3.93% and 5.55% during the six months ended June 30, 2008 and June 30, 2007, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by qualified special purpose trusts not consolidated by the Company was $2.6 billion and $2.3 billion at June 30, 2008 and December 29, 2007, respectively.

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

In the first six months of 2008, Textron Financial declared and paid dividends of $147 million. The terms of the Company’s credit facility limit the payment of dividends to an additional $204 million at June 30, 2008.

Note 7.	Accumulated Other Comprehensive Income and Comprehensive Income

Accumulated other comprehensive income is as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(In millions)

Beginning of year	$26	$7
Foreign currency translation	(11)	9
Amortization of deferred losses on hedge contracts, net of income taxes of $2 million in 2007	—	3
Net deferred loss on hedge contracts, net of income tax benefit of $1 million in 2007	—	(2)

End of period	$15	$17

Comprehensive income is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Net income	$4	$41	$35	$76
Other comprehensive income (loss)	3	10	(11)	10

Comprehensive income	$7	$51	$24	$86

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.	Fair Value of Financial Instruments

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

	June 30, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Interest-only strips	$53	$—	$—	$53
Derivative financial instruments, net	22	—	22	—

Total assets	$75	$—	$22	$53

Item 1.	Financial Statements (Continued)

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

Derivative financial instruments are measured at fair value based on observable market inputs for various interest and foreign currency rates published by third-party leading financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2. Changes in fair value for these instruments are primarily recorded in Interest expense.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
	(In millions)

Interest-only Strips
Balance, beginning of period	$52	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	21	42
Change in value recognized in Other income	—	1
Change in value recognized in Other comprehensive income	(2)	—
Collections	(18)	(33)

Balance, end of period	$53	$53

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	43.8	2.5	11.7	2.1
Foreign tax rate differential	15.2	(0.9)	(6.1)	(1.3)
Canadian dollar functional currency	0.2	—	0.1	(1.7)
Change in state valuation allowance	(83.8)	1.3	(20.1)	0.7
Tax contingencies	73.8	3.4	21.4	3.8
Tax credits	(6.8)	(1.0)	(3.0)	(1.2)
Other, net	(9.1)	(0.1)	(2.4)	(0.1)

Effective income tax rate	68.3%	40.2%	36.6%	37.3%

For the three and six months ended June 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, offset by interest on tax contingencies, the majority of which is associated with leveraged leases and a finance lease, as discussed in Note 10 Contingencies and below, and state tax expense, as a result of changes in the income apportionable to certain jurisdictions.

The increase in tax contingencies is the result of a change in the second quarter of 2008 related to the Company’s tax position on certain leveraged leases and one finance lease. The change was based on court decisions involving other companies that addressed the tax treatment of certain lease transactions challenged by the Internal Revenue Service (“IRS”), and resulted in the accrual of $10 million of additional interest, net of taxes, on this tax contingency. As required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” for all income tax positions taken, the Company’s financial statements only reflect tax benefits for which it is more likely than not that a tax benefit will be sustained, and for the largest amount estimated to have a greater than 50 percent likelihood of being realized upon settlement with the taxing authority having full knowledge of all relevant information. This change in assessment also was the primary factor in the reduction of our state tax valuation allowance.

For the three months ended June 30, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, state tax expense and a change in management’s assessment of the amount of the state deferred tax asset that is realizable.

For the six months ended June 30, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, and state tax expense, partially offset by benefits relating to a non-recurring increase to the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries.

Note 10.	Contingencies

Textron Financial is subject to challenges from tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Textron Financial is currently under examination by the IRS for the years 1998 through 2003. The IRS has issued Notices of Proposed Adjustment that may affect certain leveraged lease transactions with a total initial investment of approximately $168 million and one finance lease transaction with a current investment balance of $34 million related to the 1998 through 2003 tax years. The Company entered into additional transactions with similar characteristics and a total initial investment of approximately $41 million related to the 2004 tax year. Resolution of these issues may result in an adjustment to the timing of taxable income and deductions that reduce the effective yield of the leveraged lease transactions. In addition, resolution of these issues could result in the acceleration of cash payments to the IRS. At June 30, 2008, $216 million of deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. Despite certain recent court decisions, which were in favor of the IRS, we continue to believe the proposed IRS adjustments are inconsistent with the tax law in existence at the time the leases were originated.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Distribution Finance	$60	$76	$125	$159
Aviation Finance	46	44	96	84
Golf Finance	32	37	66	71
Resort Finance	31	33	66	65
Asset-Based Lending	17	23	37	46
Structured Capital	(9)	24	—	21
Corporate and Other	—	2	1	3

Total revenues	$177	$239	$391	$449

Income before income taxes:(1)(2)
Distribution Finance	$(3)	$27	$9	$55
Aviation Finance	17	11	34	22
Golf Finance	(7)	11	2	19
Resort Finance	15	10	30	23
Asset-Based Lending	4	4	(8)	12
Structured Capital	(11)	19	(6)	11
Corporate and Other	(2)	(14)	(6)	(22)

Income before income taxes	$13	$68	$55	$120

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 29,
	2008	2007
	(In millions)

Finance assets:(3)
Aviation Finance	$2,317	$2,279
Distribution Finance	1,832	1,936
Golf Finance	1,829	1,680
Resort Finance	1,644	1,521
Asset-Based Lending	982	1,004
Structured Capital	621	631
Corporate and Other	100	109

Total finance assets	$9,325	$9,160

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs and includes only debt issued during historical periods with credit spreads consistent with those in existence during the periods in which the current receivable portfolio was originated. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital.

Portfolio quality statistics weakened during the first six months of 2008 compared to year-end 2007. Nonperforming assets as a percentage of finance assets increased to 2.31% at June 30, 2008 compared to 1.34% at year-end, and 60+ days contractual delinquency as a percentage of finance receivables was 0.61% at June 30, 2008 compared to 0.43% at year-end 2007. The increase in nonperforming assets is primarily the result of one troubled account in the Asset-Based Lending segment and one troubled account in the Golf Finance segment. In addition, nonperforming assets and net charge-offs increased in the Distribution Finance segment reflecting weakening U.S. economic conditions. We expect nonperforming assets and charge-offs to remain higher for the remainder of 2008 compared to the strong portfolio performance of 2007. As a result of this trend, we have increased our Allowance for losses on finance receivables by $37 million during the first six months of 2008.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.35% during the first six months of 2008, as compared to 5.81% during the first six months of 2007. The most significant contributor to the decrease is a $19 million increase in borrowing costs relative to various market rate indices. Volatility has continued in the credit markets, and while we continue to have the ability to access the capital markets to refinance our maturing debt obligations, we have experienced higher relative borrowing costs. Dramatic reductions in the target Federal Funds rate from January through April were generally reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs. In addition, LIBOR rates, on which the majority of our variable-rate debt portfolio is based, have remained high relative to the Federal Funds rate and credit spreads have widened on issuances of commercial paper and term debt as compared to 2007. This increase in borrowing costs was partially mitigated by a $6 million benefit received from variable-rate receivables with interest rate floors which began earning higher yields relative to market rate indices as market interest rates decreased compared to 2007.

Selling and administrative expenses as a percentage of average managed and serviced receivables improved during the first six months of 2008 (1.62%) compared to the same period in 2007 (1.72%). The improvement is primarily the result of reduced employee compensation expense as a result of lower levels of incentive based compensation associated with a reduction in profitability and continued process improvement initiatives, which have enabled growth in the managed and serviced receivable portfolio with a reduction in staffing levels as compared to 2007.

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

these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at June 30, 2008 or December 29, 2007.

The Company’s committed credit facilities at June 30, 2007 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,340	$7	$403
Textron multi-year facility expiring in 2012	1,250	89	22	1,139

Total	$3,000	$1,429	$29	$1,542

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first six months of 2008, $675 million of term debt was issued under this registration statement.

During the second quarter of 2008, the Company sold finance receivables to a SPE which is a consolidated subsidiary of Textron Financial. These receivables were used by the SPE as collateral for the issuance of $300 million of secured notes to third-party investors under a 364 day revolving credit facility. Since the SPE is consolidated with Textron Financial, the third-party notes are reflected as Debt in Consolidated Balance Sheets. If the notes are not paid in full at the maturity date of the facility, any outstanding balance will bear interest at an increased interest rate and will amortize from collateral collections.

Cash flows provided by operating activities were $83 million during the first six months of 2008 compared to $153 million in the corresponding period of 2007. The decrease in cash flows was primarily due to a decrease in Net interest margin and the timing of accrued interest and other liabilities.

Cash flows used by investing activities were $134 million during the first six months of 2008 compared to cash flows provided of $23 million in the corresponding period of 2007. The increase in cash flows used was primarily due to the purchase of notes receivable issued by timeshare securitization trusts and lower Proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities were $46 million during the first six months of 2008 compared to cash flows used of $156 million in the corresponding period of 2007. The increase in cash flows provided was primarily attributable to less reliance on Proceeds from receivable sales, including securitizations to fund the growth in finance assets in the first six months of 2008 as compared to the corresponding period of 2007.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 88% at June 30, 2008 compared to 86% at December 29, 2007. Textron Financial’s ratio of earnings to fixed charges was 1.35x for the six months ended June 30, 2008 compared to 1.59x for the corresponding period in 2007. Commercial paper and Other short-term debt as a percentage of total debt was 19% at June 30, 2008 compared to 20% at the end of 2007.

During the first six months of 2008, Textron Financial declared and paid dividends to Textron of $147 million compared to dividends declared and paid of $140 million during the corresponding period of 2007. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $5 million to Textron Financial in the first six months of 2008 and 2007, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

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

Textron Financial utilizes off-balance sheet financing arrangements to further diversify funding alternatives. Proceeds provided by these transactions generated $541 million and $549 million in cash in the first six months of 2008 and 2007, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables.

During 2008, $802 million of the outstanding notes issued by the Distribution Finance revolving securitization trust matured and the trust issued variable funding notes in the amount of $559 million and $419 million. The Company has retained $103 million of these notes. Both notes have an interest rate equal to the commercial paper costs of the conduit purchasers and are scheduled to mature in September 2009 and May 2009, respectively.

The Company recognized net pre-tax gains related to securitization transactions as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(In millions)

Distribution finance receivables	$30	$30
Aviation finance loans	8	—
Other finance receivables	2	—

Total net pre-tax gains	$40	$30

Securitization gains related to recurring finance receivables sales into the Distribution Finance revolving securitization were $28 million and $25 million for the first six months of 2008 and 2007, respectively. Securitization gains related to incremental finance receivable sales into the Distribution Finance revolving securitization were $2 million and $5 million for the first six months of 2008 and 2007, respectively.

Cash collections on current and prior period securitization gains were $33 million and $30 million for the first six months of 2008 and 2007, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	June 30,		December 29,
	2008		2007
	(Dollars in millions)

Distribution Finance	$3,827	33%	$3,812	34%
Aviation Finance	2,638	23%	2,448	22%
Golf Finance	1,816	16%	1,663	15%
Resort Finance	1,535	13%	1,506	14%
Asset-Based Lending	982	9%	1,004	9%
Structured Capital	592	5%	608	5%
Corporate and Other	74	1%	82	1%

Total managed finance receivables	$11,464	100%	$11,123	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

	June 30,		December 29,
	2008		2007
	(Dollars in millions)

Golf Finance	$55	3.03%	$21	1.24%
Distribution Finance	53	2.88%	23	1.20%
Asset-Based Lending	52	5.30%	23	2.31%
Aviation Finance	19	0.81%	20	0.89%
Resort Finance	9	0.54%	9	0.57%
Corporate and Other	28	27.72%	27	24.73%

Total nonperforming assets	$216	2.31%	$123	1.34%

We believe that nonperforming assets will generally be in the range of 1% to 4% of finance assets depending on economic conditions. The increase in nonperforming assets is primarily the result of one troubled account in the Asset-Based Lending segment and one troubled account in the Golf Finance segment. In addition, nonperforming assets and net charge-offs increased in the Distribution Finance segment reflecting weakening U.S. economic conditions.

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At June 30, 2008, floating-rate liabilities in excess of floating-rate assets were $2.5 billion, net of $2.1 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent. Classified within fixed-rate assets are $2.3 billion of floating rate loans with index rate floors that are, on average, 95 basis points above the applicable index rate (predominately the Prime rate). As a consequence, these assets are classified as fixed-rate, and will remain so until the Prime rate increases above the floor rates. The Company has benefited from these and other interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

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

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at June 30, 2008, indicates that an increase in interest rates of 100 basis points would have a negative $24 million impact and a decrease in interest rates of 100 basis points would have a positive $18 million impact on net income or cash flows for the following twelve-month period, respectively.

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

We manage our foreign currency exposure by funding foreign currency denominated assets with liabilities in the same currency or by entering into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $39 million and $21 million at June 30, 2008 and December 29, 2007, respectively. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings. We do not hedge the earnings of, or investment in our Canadian subsidiaries as we plan to continue investing these earnings in Canada for the foreseeable future. As a result, changes in the currency exchange rate between the Canadian dollar and the U.S. dollar could impact our consolidated earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2008 vs. June 30, 2007

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Finance charges	$127	$173	$282	$339
Securitization gains	20	15	40	30
Rental revenues on operating leases	8	8	17	16
Other income	22	43	52	64

Total revenues	177	239	391	449
Interest expense	71	102	157	202
Depreciation of equipment on operating leases	4	4	9	8

Net interest margin	$102	$133	$225	$239

Portfolio yield	6.31%	8.67%	6.92%	8.49%
Net interest margin as a percentage of average net investment	4.91%	6.47%	5.35%	5.81%

Finance charges decreased $46 million and $57 million for the three and six months ended June 30, 2008, compared with 2007, primarily due to a decrease in market interest rates of $41 million and $69 million, respectively, and a $9 million cumulative reduction in leveraged lease earnings as a result of a change in our estimate of the timing of tax related cash flows related to certain leveraged leases. These decreases were partially offset by a $6 million benefit recognized in the second quarter of 2008 from variable-rate receivables with interest rate floors, which began earning higher yields relative to market rate indices as market interest rates decreased compared to 2007. For the six months ended June 30, 2008, the decrease in Finance charges also was offset by an $8 million increase in leveraged lease earnings resulting from larger unfavorable cumulative earnings adjustments in 2007 attributable to the recognition of residual value impairments. Other income decreased for the three and six months ended June 30, 2008 as compared to 2007 primarily as a result of a $21 million gain from the sale of a leveraged lease investment in the second quarter of 2007, which was partially offset by a $5 million gain from the sale of the remaining investment in the first quarter of 2008.

Net interest margin and net interest margin percentage decreased during the three and six months ended June 30, 2008 as compared to 2007, principally reflecting the impact of $9 million and $19 million higher borrowing costs, respectively, relative to various market rate indices as discussed in “Key Business Initiatives and Trends”, lower Other income and the $9 million cumulative reduction in leveraged lease earnings. These factors were partially offset by the $6 million benefit from receivables with interest rate floors in the second quarter and an increase in securitization gains of $5 million and $10 million for the three and six months ended June 30, 2008, respectively.

Selling and Administrative Expenses

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Selling and administrative expenses	$49	$54	$103	$103
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.53%	1.76%	1.62%	1.72%
Operating efficiency ratio	48.0%	40.6%	45.8%	43.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling and administrative expenses as a percentage of average managed and serviced receivables improved during the three and six months ended June 30, 2008 as compared to the corresponding periods of 2007. The improvement is primarily the result of reduced employee compensation expense as a result of lower levels of incentive based compensation associated with a reduction in profitability and continued process improvement initiatives, which have enabled growth in the managed and serviced receivable portfolio with a reduction in staffing levels as compared to 2007. The deterioration in the operating efficiency ratio is a result of the reduction in net interest margin.

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Allowance for losses on finance receivables beginning of period	$105	$94	$89	$93
Provision for losses	40	11	67	16
Less net charge-offs:
Distribution Finance	14	3	23	6
Asset-Based Lending	4	8	4	8
Aviation Finance	1	1	3	1
Golf Finance	—	2	1	2
Resort Finance	—	(1)	(1)	(1)
Corporate and Other	—	6	—	7

Total net charge-offs	19	19	30	23

Allowance for losses on finance receivables end of period	$126	$86	$126	$86

The increase in provision for losses for the three and six months ended June 30, 2008 as compared to the corresponding period of 2007 primarily reflects increases for one account in Asset-Based Lending segment in the first quarter ($15 million), one account in the Golf Finance segment in the second quarter ($12 million) and increases in the rates utilized to establish the allowance for losses in several portfolios ($10 million).

As a result of these provisions, the allowance for losses on finance receivables increased by $37 million in the first six months of 2008. This increase corresponds with a $97 million increase in nonaccrual finance receivables during the same six months and results in an allowance for losses on finance receivables as a percentage of nonaccrual finance receivables of 71.8% compared to 111.7% at the end of 2007.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remains subject to uncertainties. Subsequent evaluations of portfolio quality, in light of factors then prevailing, including economic conditions, may require additional increases or decreases in the allowance for losses on finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	43.8	2.5	11.7	2.1
Foreign tax rate differential	15.2	(0.9)	(6.1)	(1.3)
Canadian dollar functional currency	0.2	—	0.1	(1.7)
Change in state valuation allowance	(83.8)	1.3	(20.1)	0.7
Tax contingencies	73.8	3.4	21.4	3.8
Tax credits	(6.8)	(1.0)	(3.0)	(1.2)
Other, net	(9.1)	(0.1)	(2.4)	(0.1)

Effective income tax rate	68.3%	40.2%	36.6%	37.3%

For the three and six months ended June 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, offset by interest on tax contingencies, the majority of which is associated with leveraged leases and a finance lease, as discussed in Note 10 Contingencies and below, and state tax expense, as a result of changes in the income apportionable to certain jurisdictions.

The increase in tax contingencies is the result of a change in the second quarter of 2008 related to the Company’s tax position on certain leveraged leases and one finance lease. The change was based on court decisions involving other companies that addressed the tax treatment of certain lease transactions challenged by the Internal Revenue Service (“IRS”), and resulted in the accrual of $10 million of additional interest, net of taxes, on this tax contingency. As required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” for all income tax positions taken, the Company’s financial statements only reflect tax benefits for which it is more likely than not that a tax benefit will be sustained, and for the largest amount estimated to have a greater than 50 percent likelihood of being realized upon settlement with the taxing authority having full knowledge of all relevant information. This change in assessment also was the primary factor in the reduction of our state tax valuation allowance.

For the three months ended June 30, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, state tax expense and a change in management’s assessment of the amount of the state deferred tax asset that is realizable.

For the six months ended June 30, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, and state tax expense, partially offset by benefits relating to a non-recurring increase to the benefit attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$60	$76	$125	$159
Net interest margin	$45	$53	$92	$109
Selling and administrative expenses	26	23	51	46
Provision for losses	22	3	32	8

Segment (loss) income	$(3)	$27	$9	$55

Distribution Finance segment income decreased $30 million during the second quarter of 2008 primarily due to higher loss provision and a decrease in net interest margin. The decrease in net interest margin is primarily attributable to an increase in borrowing costs relative to various market rate indices, partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio. Provision for losses increased $19 million, reflecting deterioration in portfolio quality as weakening general U.S. economic conditions affected borrowers in certain industries.

Distribution Finance segment income decreased $46 million during the first six months of 2008 primarily due to higher loss provision and a decrease in net interest margin. The decrease in net interest margin is primarily attributable to an increase in borrowing costs relative to various market rate indices, partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio. Provision for losses increased $24 million, reflecting deterioration in portfolio quality as weakening general U.S. economic conditions affected borrowers in certain industries.

Aviation Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$46	$44	$96	$84
Net interest margin	$25	$18	$50	$35
Selling and administrative expenses	6	5	13	10
Provision for losses	2	2	3	3

Segment income	$17	$11	$34	$22

Aviation Finance segment income increased $6 million during the second quarter of 2008. The increase was driven by $7 million of higher net interest margin, which was primarily attributable to a gain on the securitization of $124 million of receivables ($3 million) and $223 million of growth in average finance receivables ($2 million).

Aviation Finance segment income increased $12 million during the first six months of 2008. The increase was driven by $15 million of higher net interest margin, which was primarily attributable to gains on the securitization of $304 million of receivables ($8 million) and $349 million of growth in average finance receivables ($5 million). The increase in net interest margin was partially offset by a $3 million increase in selling and administrative expenses, primarily due to $496 million of growth in managed finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Golf Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$32	$37	$66	$71
Net interest margin	$14	$17	$29	$32
Selling and administrative expenses	5	5	11	10
Provision for losses	16	1	16	3

Segment (loss) income	$(7)	$11	$2	$19

Golf Finance segment income decreased $18 million and $17 million during the second quarter and first six months of 2008, respectively. The decrease for both periods is primarily due to an increase in provision for losses, the majority of which is attributable to a specific reserving action taken on one account. Increases in net interest margin from the increase in average finance receivables of $175 million and $176 million, for the three- and six-month periods, respectively, were more than offset by an increase in borrowing costs relative to various market rate indices and the impact of competitive pricing pressures on yields.

Resort Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$31	$33	$66	$65
Net interest margin	$20	$16	$40	$32
Selling and administrative expenses	5	6	11	12
Provision for losses	—	—	(1)	(3)

Segment income	$15	$10	$30	$23

Resort Finance segment income increased $5 million during the second quarter of 2008. The increase is primarily due to $4 million of higher net interest margin. The higher net interest margin is primarily attributable to $3 million of higher fee income primarily associated with investments in notes receivable issued by timeshare securitization trusts. An increase in net interest margin from a $162 million increase in average finance receivables was offset by an increase in borrowing costs relative to various market rate indices.

Resort Finance segment income increased $7 million during the first six months of 2008. The increase is primarily due to $8 million of higher net interest margin attributable to $7 million of higher fee income associated with increases in investment income, other income and syndication fees. An increase in net interest margin from a $188 million increase in average finance receivables was offset by an increase in borrowing costs relative to various market rate indices.

Asset-Based Lending

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$17	$23	$37	$46
Net interest margin	$10	$12	$21	$24
Selling and administrative expenses	6	7	12	12
Provision for losses	—	1	17	—

Segment income (loss)	$4	$4	$(8)	$12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset-Based Lending segment income was unchanged during the second quarter of 2008 compared to the corresponding period in 2007. Net interest margin decreased $2 million due to the impact of higher borrowing costs relative to various market rate indices and competitive pricing pressures on yields, partially offset by a $76 million increase in average finance receivables.

Asset-Based Lending segment income decreased $20 million during the first six months of 2008. The decrease is primarily due to a $15 million specific reserving action taken in the first quarter of 2008 for one account, whose operations have been significantly impacted by weakening residential real estate values. Net interest margin decreased $3 million due to the impact of higher borrowing costs relative to various market rate indices and competitive pricing pressures on yields, partially offset by an $81 million increase in average finance receivables.

Structured Capital

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$(9)	$24	$—	$21
Net interest margin	$(11)	$20	$(5)	$13
Selling and administrative expenses	—	1	1	2

Segment (loss) income	$(11)	$19	$(6)	$11

Structured Capital segment income decreased $30 million during the second quarter of 2008. The decrease is primarily due to a $21 million gain from the sale of a leveraged lease investment in the second quarter of 2007 and $9 million of lower leveraged lease earnings representing the cumulative effect of a change in our estimate of the timing of tax related cash flows in the second quarter of 2008.

Structured Capital segment income decreased by $17 million during the first six months of 2008. The decrease is primarily due to a $21 million gain from the sale of a leveraged lease investment in the second quarter of 2007 and $9 million of lower leveraged lease earnings representing the cumulative effect of a change in our estimate of the timing of tax related cash flows in the second quarter of 2008. These decreases were partially offset by $8 million of higher leveraged lease earnings associated with lower unfavorable cumulative earnings adjustments attributable to the recognition of residual value impairments in 2008 as compared to 2007 and a $5 million gain recognized upon the sale of our remaining interest in a leveraged lease investment in the first quarter of 2008.

Corporate and Other Segment

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$—	$2	$1	$3
Net interest margin	$(1)	$(3)	$(2)	$(6)
Selling and administrative expenses	1	7	4	11
Provision for losses	—	4	—	5

Segment loss	$(2)	$(14)	$(6)	$(22)

Corporate and Other segment loss decreased $12 million and $16 million for the three and six month periods ended June 30, 2008, respectively. The three- and six-month decreases, respectively, are primarily due to $6 million and $7 million of lower selling and administrative expenses, as our non-core portfolios continue to liquidate, and lower provision for losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Financial Ratios

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net interest margin as a percentage of average net investment(1)	4.91%	6.47%	5.35%	5.81%
Return on average equity	1.60%	15.73%	6.46%	14.09%
Return on average assets	0.17%	1.79%	0.72%	1.67%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.53%	1.76%	1.62%	1.72%
Operating efficiency ratio(3)	48.0%	40.6%	45.8%	43.1%
Net charge-offs as a percentage of average finance receivables	0.89%	0.91%	0.68%	0.52%

	June 30,		December 29,
	2008		2007

60+ days contractual delinquency as a percentage of finance receivables(4)	0.61%		0.43%
Nonperforming assets as a percentage of finance assets(5)	2.31%		1.34%
Allowance for losses on finance receivables as a percentage of finance receivables	1.46%		1.03%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	71.8%		111.7%
Total debt to tangible shareholder’s equity(6)	9.04	x	7.76	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; investment in equipment residuals; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

TEXTRON FINANCIAL CORPORATION

Item 6.	Exhibits

4.1	Series 2008-CP-2 Supplement, dated as of May 13, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 15, 2008.
4.2	Amendment No. 1, dated as of May 13, 2008, to Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 15, 2008.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Textron Financial Corporation

/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2008