Form 10-Q
period 2008-09-30
TEXTRON FINANCIAL CORP
filed 2008-10-29
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2008
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

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Finance charges	$139	$166	$421	$505
Securitization gains	11	14	51	44
Rental revenues on operating leases	9	9	26	25
Other income	25	25	77	89

Total revenues	184	214	575	663
Interest expense	70	96	227	298
Depreciation of equipment on operating leases	5	5	14	13

Net interest margin	109	113	334	352
Selling and administrative expenses	57	53	160	156
Provision for losses	34	6	101	22

Income before income taxes	18	54	73	174
Income taxes	4	22	24	66

Net income	$14	$32	$49	$108

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 29,
	2008	2007
	(In millions)

Assets
Cash and equivalents	$136	$60
Finance receivables, net of unearned income:
Revolving loans	2,222	2,254
Installment contracts	2,129	2,052
Distribution finance receivables	1,695	1,900
Golf course and resort mortgages	1,453	1,240
Finance leases	598	613
Leveraged leases	477	544

Total finance receivables	8,574	8,603
Allowance for losses on finance receivables	(137)	(89)

Finance receivables — net	8,437	8,514
Equipment on operating leases — net	257	259
Goodwill	169	169
Other assets	663	381

Total assets	$9,662	$9,383

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$530	$437
Amounts due to Textron Inc.	28	25
Deferred income taxes	445	472
Debt	7,645	7,311

Total liabilities	8,648	8,245

Shareholder’s equity
Capital surplus	592	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive (loss) income	(5)	26
Retained earnings	452	545

Total shareholder’s equity	1,014	1,138

Total liabilities and shareholder’s equity	$9,662	$9,383

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$49	$108
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in accrued interest and other liabilities	(6)	43
Provision for losses	101	22
Depreciation	22	21
Amortization	9	9
Deferred income tax provision	(27)	16
Non-cash gains in excess of collections on securitizations and syndications	(5)	(2)
Other — net	11	22

Net cash provided by operating activities	154	239
Cash flows from investing activities:
Finance receivables originated or purchased	(9,489)	(9,690)
Finance receivables repaid	8,602	9,070
Proceeds from receivable sales, including securitizations	746	830
Proceeds from disposition of operating leases and other assets	27	42
Purchase of assets for operating leases	(21)	(31)
Other capital expenditures	(8)	(7)
Purchase of Other marketable securities, net of maturities	(83)	—
Other investments	1	7

Net cash (used) provided by investing activities of continuing operations	(225)	221
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,161	1,429
Principal payments on long-term debt	(1,139)	(1,065)
Net increase (decrease) in commercial paper	5	(647)
Net increase (decrease) in other short-term debt	25	(8)
Proceeds from issuance of secured debt	300	—
Principal payments on nonrecourse debt	(62)	(43)
Capital contributions from Textron Inc.	7	7
Dividends paid to Textron Inc.	(149)	(142)

Net cash provided (used) by financing activities	148	(469)
Effect of exchange rate changes on cash	(1)	3

Net increase (decrease) in cash and equivalents	76	(6)
Cash and equivalents at beginning of year	60	47

Cash and equivalents at end of period	$136	$41

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

		Investment
		in Parent	Accumulated		Total
		Company	Other		Share-
	Capital	Preferred	Comprehensive	Retained	holder’s
	Surplus	Stock	Income (Loss)	Earnings	Equity
	(In millions)

Balance December 30, 2006	$592	$(25)	$7	$568	$1,142
Comprehensive income:
Net income	—	—	—	145	145
Other comprehensive income:
Foreign currency translation	—	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(2)	—	(2)

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	164
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(135)	(144)

Balance December 29, 2007	592	(25)	26	545	1,138
Comprehensive income:
Net income	—	—	—	49	49
Other comprehensive loss:
Foreign currency translation	—	—	(33)	—	(33)
Change in unrealized net losses on interest-only securities, net of income tax benefits	—	—	(1)	—	(1)
Change in unrealized net gains on hedge contracts, net of income taxes	—	—	3	—	3

Other comprehensive loss	—	—	(31)	—	(31)

Comprehensive income	—	—	—	—	18
Capital contributions from Textron Inc.	7	—	—	—	7
Dividends to Textron Inc.	(7)	—	—	(142)	(149)

Balance September 30, 2008	$592	$(25)	$(5)	$452	$1,014

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended December 29, 2007. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at September 30, 2008, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Other Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Servicing income	$11	$10	$32	$27
Investment income	8	3	18	10
Prepayment income	1	4	3	7
Late charges	1	1	3	2
Syndication income	—	2	2	4
Other	4	5	19	39

Total other income	$25	$25	$77	$89

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

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	September 30,	December 29,
	2008	2007
	(In millions)

Total managed and serviced finance receivables	$12,824	$12,478
Nonrecourse participations	(823)	(760)
Third-party portfolio servicing	(558)	(595)

Total managed finance receivables	11,443	11,123
Securitized receivables	(2,869)	(2,520)

Owned finance receivables	$8,574	$8,603

Item 1.	Financial Statements (Continued)

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

Owned receivables at September 30, 2008 include approximately $466 million of finance receivables which have been legally sold to a special purpose entity (“SPE”), which is a consolidated subsidiary of Textron Financial. The assets of the SPE are pledged as collateral for its debt, which has been reflected as a secured borrowing in Note 6 Debt and Credit Facilities. Owned receivables also include approximately $185 million and $119 million of finance receivables that were unfunded at September 30, 2008 and December 29, 2007, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

The table below provides a summary of the Company’s net investment in leveraged leases:

	September 30,	December 29,
	2008	2007
	(In millions)

Rental receivable	$1,487	$1,561
Nonrecourse debt	(964)	(1,030)
Estimated residual values of leased assets	229	297

	752	828
Less unearned income	(275)	(284)

Investment in leveraged leases	477	544
Deferred income taxes	(410)	(408)

Net investment in leveraged leases	$67	$136

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”), the Company recorded a $6 million reduction in Leveraged leases and Finance charges during the first nine months of 2008 representing the cumulative effect of a change in the expected timing of leveraged lease cash flows associated with leases discussed in Note 9 Income Taxes.

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

	September 30,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$158	$59
Impaired accrual finance receivables	69	143

Total impaired finance receivables	$227	$202

Impaired nonaccrual finance receivables with identified reserve requirements	$139	$40
Allowance for losses on impaired nonaccrual finance receivables	$48	$15

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	September 30,	December 29,
	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$158	$59
Nonaccrual homogeneous finance receivables	31	20

Total nonaccrual finance receivables	189	79
Repossessed assets and properties	61	44

Total nonperforming assets	$250	$123

The average recorded investment in impaired nonaccrual finance receivables during the first nine months of 2008 was $121 million compared to $52 million in the corresponding period in 2007. The average recorded investment in impaired accrual finance receivables during the first nine months of 2008 was $38 million compared to $3 million in the corresponding period in 2007.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $10 million and $6 million in the first nine months of 2008 and 2007, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $11 million at September 30, 2008 and $23 million at the end of 2007. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Other Assets

	September 30,	December 29,
	2008	2007
	(In millions)

Retained interests in securitizations	$279	$203
Investments in other marketable securities	104	20
Other long-term investments	99	32
Repossessed assets and properties	61	44
Fixed assets — net	33	33
Other	87	49

Total other assets	$663	$381

Interest-only securities within retained interests in securitizations were $48 million and $43 million at September 30, 2008 and December 29, 2007, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity.

Other long-term investments and Repossessed assets and properties include assets received in satisfaction of troubled loans. Declines in the value of these assets subsequent to receipt are recorded as impairment charges in the Other component of Other income. Other long-term investments also include investments in real estate which were reclassified to Other assets in connection with the maturity of leveraged leases.

The Other category primarily represents the fair value of derivative instruments and debt acquisition costs.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Debt and Credit Facilities

	September 30,	December 29,
	2008	2007
	(In millions)

Short-term debt:
Commercial paper	$1,445	$1,447
Other short-term debt	36	14

Total short-term debt	1,481	1,461
Long-term debt:
Fixed-rate notes
Due 2008 (weighted-average rates of 4.73% and 4.15%, respectively)	48	654
Due 2009 (weighted-average rates of 5.60% and 5.60%, respectively)	710	726
Due 2010 (weighted-average rates of 4.82% and 4.83%, respectively)	1,018	1,007
Due 2011 (weighted-average rates of 5.04% and 5.05%, respectively)	452	442
Due 2012 (weighted-average rates of 4.43% and 4.39%, respectively)	52	42
Due 2013 and thereafter (weighted-average rates of 5.16% and 5.19%, respectively)	630	177

Total Fixed-rate notes	2,910	3,048
Variable-rate notes
Due 2008 (weighted-average rates of 2.89% and 5.23%, respectively)	120	605
Due 2009 (weighted-average rates of 3.24% and 5.22%, respectively)	846	825
Due 2010 (weighted-average rates of 3.14% and 5.18%, respectively)	1,287	906
Due 2011 (weighted-average rates of 3.19% and 5.15%, respectively)	275	150
Due 2013 and thereafter (weighted-average rate of 3.71)%	100	—

Total Variable-rate notes	2,628	2,486
Secured debt:
Due 2009 (3.76%)	300	—
Subordinated debt:
Due 2017 and thereafter (6.00)%	300	300
Unamortized discount	(3)	(4)
Fair value adjustments	29	20

Total long-term, secured and subordinated debt	6,164	5,850

Total debt	$7,645	$7,311

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at September 30, 2008 or December 29, 2007.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s committed credit facilities at September 30, 2008 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,445	$10	$295
Textron multi-year facility expiring in 2012	1,250	557	21	672

Total	$3,000	$2,002	$31	$967

The weighted-average interest rates on short-term borrowings at September 30, 2008 and September 30, 2007 were as follows:

	September 30,	September 30,
	2008	2007

Commercial paper:
USD	3.91%	5.43%
CAD	3.56%	4.77%
Other short-term debt	3.28%	5.06%

The combined weighted-average interest rates on these borrowings during the first nine months of 2008 and 2007 were 3.30% and 5.19%, respectively. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost including fees to the daily average dollar amounts outstanding.

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.1 billion and $2.3 billion at September 30, 2008 and December 29, 2007, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these borrowings considering the impact of interest rate exchange agreements, including fees was 4.09% and 6.12% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements including fees was 5.44% and 5.66% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to three-month LIBOR. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements including fees were 3.65% and 5.59% during the nine months ended September 30, 2008 and September 30, 2007, respectively. In addition, Textron Financial had $140 million of interest rate exchange agreements at September 30, 2008 related to the conversion of variable-rate debt to fixed-rate debt with a weighted-average fixed interest rate of 4.80%. The weighted-average rate on remaining variable-rate notes not subject to interest rate exchange agreements was 3.68% and 5.59% for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by qualified special purpose trusts not consolidated by the Company was $2.7 billion and $2.3 billion at September 30, 2008 and December 29, 2007, respectively.

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

In the first nine months of 2008, Textron Financial declared and paid dividends of $149 million. Leverage limits contained in the Company’s credit facility effectively limit the payment of dividends to an additional $226 million at September 30, 2008.

Note 7.	Accumulated Other Comprehensive (Loss) Income and Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(In millions)

Beginning of year	$26	$7
Foreign currency translation	(33)	18
Net deferred loss on interest-only securities, net of income tax benefit of $0.3 million	(1)	—
Amortization of deferred losses on hedge contracts, net of income taxes of $0.4 million and $2.4 million, respectively	1	4
Net deferred gain (loss) on hedge contracts, net of income taxes of $1.2 million and income tax benefit of $1.5 million, respectively	2	(3)

End of period	$(5)	$26

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive (loss) income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Net income	$14	$32	$49	$108
Other comprehensive (loss) income	(20)	9	(31)	19

Comprehensive (loss) income	$(6)	$41	$18	$127

Note 8.	Fair Value of Financial Instruments

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

	September 30, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Interest-only strips	$48	$—	$—	$48
Derivative financial instruments, net	27	—	27	—

Total assets	$75	$—	$27	$48

Valuation Techniques

Interest-only strips are generally retained upon the sale of finance receivables to qualified special purpose trusts. These interest-only strips are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own assumptions about the assumptions market participants would use in pricing these assets based on the best information available in the circumstances. We review the fair values of the interest-only strips quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the carrying value. When a change in fair value is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income. During the third quarter of 2008, we recognized a $5 million impairment charge related to the Distribution Finance revolving securitization, which was recorded in Securitization gains.

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
	(In millions)

Interest-only Strips
Balance, beginning of period	$53	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	17	59
Change in value recognized in Other income	1	2
Impairment charges	(5)	(5)
Collections	(18)	(51)

Balance, end of period	$48	$48

Note 9.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State income taxes	(1.6)	0.9	8.0	1.8
Foreign tax rate differential	(6.6)	(1.4)	(6.3)	(1.3)
Canadian dollar functional currency	0.1	0.3	0.1	(1.1)
Change in state valuation allowance	—	0.9	(15.3)	0.8
Tax contingencies — leveraged leases	(4.2)	4.1	15.3	3.8
Tax credits	(7.1)	(0.6)	(4.0)	(1.0)
Other, net	3.6	—	(0.4)	(0.1)

Effective income tax rate	19.2%	39.2%	32.4%	37.9%

During the third quarter, the Company received an offer from the IRS to participate in a settlement initiative related to its challenge of tax deductions taken by the Company related to certain leveraged lease transactions with a total initial investment of approximately $209 million and one finance lease transaction with a current investment balance of $34 million. Based on the terms of the settlement initiative and management’s decision to accept the offer to participate, we revised our estimate of this tax contingency, resulting in a $2 million reduction in the accrual of interest, net of taxes. This partially mitigated the $10 million increase in the accrual of interest, net of taxes, recorded during the second quarter of 2008 based on recent court decisions involving other companies that addressed the tax treatment of leveraged lease transactions. This change in assessment also was the primary factor in the reduction of our state tax valuation allowance. Final resolution of the settlement initiative will also result in the

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

acceleration of cash payments to the IRS. At September 30, 2008, $219 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. The majority of such cash payments are expected to occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years.

As a result of management’s decision to accept the IRS offer to participate in the settlement initiative, we have reclassified $22 million of interest accrued related to the uncertain tax position, associated with these leases, to income taxes payable.

Note 10.	Contingencies

During the third quarter of 2008, the Company decided to participate in a settlement initiative with the IRS related to certain leveraged lease transactions and one finance lease transaction, as more fully described in Note 9 Income Taxes.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues:
Distribution Finance	$49	$66	$174	$225
Aviation Finance	44	45	140	129
Resort Finance	32	37	98	102
Golf Finance	31	34	97	105
Asset-Based Lending	18	25	55	71
Structured Capital	7	6	7	27
Corporate and Other	3	1	4	4

Total revenues	$184	$214	$575	$663

Income before income taxes:(1)(2)
Distribution Finance	$(13)	$19	$(4)	$74
Aviation Finance	14	12	48	34
Resort Finance	11	12	41	35
Golf Finance	—	10	2	29
Asset-Based Lending	1	5	(7)	17
Structured Capital	4	2	(2)	13
Corporate and Other	1	(6)	(5)	(28)

Income before income taxes	$18	$54	$73	$174

	September 30,	December 29,
	2008	2007
	(In millions)

Finance assets:(3)
Aviation Finance	$2,432	$2,279
Golf Finance	1,832	1,680
Distribution Finance	1,727	1,936
Resort Finance	1,714	1,521
Asset-Based Lending	952	1,004
Structured Capital	624	631
Corporate and Other	94	109

Total finance assets	$9,375	$9,160

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

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; Acquisition, Development and Construction arrangements; and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Note 12.	Subsequent Events

As a result of the volatility and disruption in the capital markets, on October 13, 2008, the Textron Board of Directors and the Textron Financial Board of Directors approved the recommendation of management to downsize Textron Financial to reduce its capital requirements. We will be exiting the Asset-Based Lending and Structured Capital segments, and several additional product lines through an orderly liquidation as market conditions allow, over the next two to three years. These assets total about $2 billion in managed finance receivables within our $11.4 billion portfolio. We will also limit new originations in our Distribution Finance, Golf, and Resort portfolios, which in combination with liquidations in the businesses we are exiting, should result in a 10% reduction in managed receivables by the end of 2009.

As a result of the decision to downsize the portfolio, we expect to take a non-cash impairment charge of up to $169 million in the fourth quarter eliminating substantially all of our goodwill. This impairment charge will likely result in a fixed charge coverage ratio, at the end of 2008, of less than the 1.25 times required under the Support Agreement dated as of May 25, 1994 between Textron and Textron Financial. As a result, Textron expects that it will make a payment to Textron Financial equaling the difference between pre-tax earnings before extraordinary items plus Fixed Charges in the actual fixed charge coverage calculation and the amount that would have been required for pre-tax earnings before extraordinary items plus Fixed Charges to meet the 1.25 times requirement for the fiscal year ending January 3, 2009. This cash payment will be required by the end of the first quarter of 2009, and we currently estimate that it will be for an amount up to $200 million.

As a result of the downsizing, we will be recording a restructuring charge in the fourth quarter related to reductions in headcount, consolidation of facilities and impairments of other long-lived assets. Textron Financial cannot currently provide a precise estimate of this charge by component; however we estimate the charge in the fourth quarter will be within a range from $10 million to $15 million. We will continue to assess our estimate of total impairment and restructuring charges and may adjust such amounts as appropriate.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below and those included in our Annual Report on Form 10-K for the year ended December 29, 2007, which may affect the value of our securities. The risks discussed below are those that we currently believe are the most significant, although additional risks not presently known to us or that we deem less significant currently may also impact our business, financial condition or results of operations, perhaps materially.

Current levels of market volatility are unprecedented, which may continue to increase our cost of funds or disrupt our access to the capital markets.

We rely on our ability to access the capital markets to fund asset originations, fund operations and meet debt obligations and other commitments. We currently raise funds through commercial paper borrowings, issuances of medium-term notes and other term debt securities and syndication and securitization of receivables. Additional liquidity is provided to us through contractually committed bank lines of credit. The recent unprecedented volatility and disruptions in the capital markets have resulted in conditions that have increased our cost of funds, adversely affecting our profitability, due to the lack of immediate ability to pass on higher costs due to contractual or market constraints. Our recent access to the commercial paper markets has been on terms less favorable to us, and the commercial paper markets may not be a reliable source of short-term financing for us in the future. Similarly, our ability to engage in term debt, syndication and securitization transactions on favorable terms, or at all, has been adversely affected, and we may be unable to rely on these transactions as sources of financing in the future. Continued volatility and disruption in the capital markets could further increase our cost of funds, further eroding our profitability, or further limit our access to the capital markets. In the event of further limitations on our access to the capital markets, our liquidity could be adversely affected. As a result, our business and financial condition could be adversely affected.

Measures we are taking to reduce our capital requirements may not work.

We cannot be certain that we will be able to accomplish the orderly liquidation of the segments and product lines which we have decided to exit on a timely or successful basis or in a manner that will significantly reduce our capital requirements. We may incur higher costs than anticipated as a result of these measures and they may result in exacerbated credit losses. Moreover, our withdrawal from these lines of business may reduce the income and cash flow which we generate in future years. In addition, as a result of the decision to downsize the Company and the resulting impairment charge in the fourth quarter of 2008 of up to $169 million, we expect our parent. to be required, under the terms of the Textron Inc. support agreement with Textron Financial, to make a capital contribution of up to $200 million to us during the first quarter of 2009. In the event that Textron Inc. may be unable or unwilling to make additional capital contributions to Textron Financial, it could result in an event of default under our debt agreements.

Difficult conditions in the financial markets have adversely affected our business and results of our operations, and we do not expect these conditions to improve in the near future.

Our financial performance depends on the quality of loans, leases and other credit products in our finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality or geographic or industry concentrations, as well as the recent deterioration of the financial markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. Further deterioration of our ability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition. As these current market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operation.

Item 1A.	Risk Factors (Continued)

The soundness of our customers and business partners could affect our business and results of operations.

We are exposed to risks associated with the creditworthiness of our key customers and business partners, including developers, manufacturers and syndication partners, many of whom may be adversely affected by the volatile conditions in the financial markets. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include customer delinquencies or bankruptcies and deterioration of collateral values. Any of these events may adversely affect our cash flow, profitability and financial condition.

The soundness of financial institutions could adversely affect us.

We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to access credit facilities or complete transactions as intended, which could adversely affect our business and results of operations.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

The major rating agencies regularly evaluate us, and our parent and their ratings of our long-term debt are based on a number of factors, including our financial strength, and factors outside our control, such as conditions affecting the financial services industry generally. Although our long-term debt is currently rated investment grade by the major rating agencies, in light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings at a level that is acceptable to investors. On October 13 and then again on October 21, 2008, Fitch Ratings affirmed its current rating and lowered its ratings outlook for Textron Inc. and Textron Financial first, from “positive” to “stable” and then from “stable” to “negative”, citing the effects of constrained liquidity in the financial markets and rising default rates across our asset portfolio. On October 22, 2008, Moody’s Investors Service affirmed its current rating and lowered its ratings outlook for Textron Inc. and Textron Financial to negative for similar reasons. On October 16, 2008, Standard & Poor’s Ratings Services affirmed is short-term rating and placed Textron Inc. and Textron Financial’s long-term debt ratings on “CreditWatch” with negative implications, which indicates that we are being evaluated for possible downgrade if we fail to show improvement in our financial and operating performance. Our failure to maintain acceptable credit ratings could adversely affect the cost and other terms upon which we are able to obtain funding.

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

Portfolio quality statistics weakened during the first nine months of 2008 compared to year-end 2007. Nonperforming assets as a percentage of finance assets increased to 2.67% at September 30, 2008 compared to 1.34% at year-end, and 60+ days contractual delinquency as a percentage of finance receivables was 1.06% at September 30, 2008 compared to 0.43% at year-end 2007. The increase in nonperforming assets is primarily the result of one troubled account in the Asset-Based Lending segment and one troubled account in the Golf Finance segment; however, nonperforming assets and net charge-offs also increased significantly in the Distribution Finance segment reflecting weakening U.S. economic conditions. We expect nonperforming assets and charge-offs to remain higher for the remainder of 2008 compared to the strong portfolio performance of 2007. As a result of this trend, we have increased our Allowance for losses on finance receivables by $48 million or 54% during the first nine months of 2008.

The increase in our Allowance for losses on finance receivables represents management’s evaluation of the recoverability of our finance receivables based on a number of factors as of September 30, 2008. These factors include characteristics of the existing accounts, historical loss experience, collateral values, borrower specific information, industry trends and general economic conditions and trends. The evaluation of our Allowance for losses does not include the potential long-term effect of prolonged changes in general economic conditions and trends that have occurred or have become more severe subsequent to September 30, 2008. Volatility in the credit markets has reached an unprecedented level since the end of the third quarter. We believe that a prolonged credit market disruption of this nature could have a significant negative impact on many of the factors we utilize to evaluate the Allowance for losses on finance receivables and could result in a material increase in the Allowance for losses on finance receivables in future periods.

Despite the increased volatility of the credit markets in the third quarter, we have continued to access the commercial paper markets to refinance our maturing debt obligations. Together with Textron, we maintain committed bank lines of credit of $3 billion, which mature in 2012, to ensure we can continue to refinance maturing debt obligations, including the combined $2 billion commercial paper balance outstanding between Textron Financial and Textron as of September 30, 2008. However, access to the public term debt and securitization markets on which we have historically relied for a significant portion of our funding has become limited. We have provided an analysis of our liquidity profile in Liquidity and Capital Resources which illustrates the impact of the maturities of both on- and off-balance sheet funding sources. Despite our strong liquidity profile, a prolonged lack of access to the public term debt and securitization markets would have a negative impact on our ability to fund new finance receivable originations.

Net interest margin as a percentage of average net investment (“net interest margin percentage”) decreased to 5.31% during the first nine months of 2008, as compared to 5.79% during the first nine months of 2007. The most significant contributor to the decrease is a $26 million increase in borrowing costs relative to the Federal Funds target rate as a result of the continued volatility in the credit markets. Dramatic reductions in the Federal Funds target rate from January through April were generally reflected in our finance receivable portfolio yield in advance of being reflected in our borrowing costs. LIBOR rates, on which the majority of our variable-rate debt portfolio is based, have remained high relative to the Federal Funds rate and credit spreads have widened on issuances of commercial paper and term debt as compared to 2007. This increase in borrowing costs was partially mitigated by a $12 million benefit received from variable-rate receivables with interest rate floors, which began earning higher yields relative to market rate indices as market interest rates decreased compared to 2007.

While credit spreads on issuances of commercial paper and term debt have had some impact on our borrowing costs during the first nine months of 2008, the commercial paper market has changed considerably during the last

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

two weeks of September and continued into October. The breadth of investors willing to invest in our commercial paper for a period longer than overnight has diminished. Nonetheless, our commercial paper portfolio had a weighted-average remaining life of 17 days as of September 30, 2008. The cost of commercial paper has also increased substantially. Recent issuances have reflected rates 50% to 100% above rates on issuances during August. In addition, LIBOR rates, which were between 30 and 40 basis points higher than their historical spreads to the Federal Funds target rate for the majority of the third quarter, increased to approximately 175 basis points above historical spreads by September 30, 2008. Our Distribution Finance revolving securitization contains assets which earn interest primarily based on the Prime rate and is funded by debt obligations on which interest is based on commercial paper and LIBOR rates. As a result of the increased commercial paper and LIBOR rates, and a corresponding reduction in our estimate of excess cash flows to be received from the securitization, we recorded a $5 million other-than-temporary impairment to our retained interests at the end of the third quarter. A continuation of these commercial paper issuances and LIBOR-related borrowing costs could have a material negative impact on our interest expense and retained interests in securitizations in future periods, although these impacts would be partially offset by the impact of increased revenues from finance receivables with an interest rate based on LIBOR.

Recent Developments

As a result of the volatility and disruption in the capital markets, on October 13, 2008, the Textron Board of Directors and the Textron Financial Board of Directors approved the recommendation of management to downsize Textron Financial to reduce its capital requirements. We will be exiting the Asset-Based Lending and Structured Capital segments, and several additional product lines through an orderly liquidation as market conditions allow, over the next two to three years. These assets total about $2 billion in managed finance receivables within our $11.4 billion portfolio. We will also limit new originations in our Distribution Finance, Golf, and Resort portfolios, which in combination with liquidations in the businesses we are exiting, should result in a 10% reduction in managed receivables by the end of 2009.

As a result of the decision to downsize the portfolio, we expect to take a non-cash impairment charge of up to $169 million in the fourth quarter eliminating substantially all of our goodwill. This impairment charge will likely result in a fixed charge coverage ratio, at the end of 2008 of less than the 1.25 times required under the Support Agreement dated as of May 25, 1994 between Textron and Textron Financial. As a result, Textron expects that it will make a payment to Textron Financial equaling the difference between pre-tax earnings before extraordinary items plus Fixed Charges in the actual fixed charge coverage calculation and the amount that would have been required for pre-tax earnings before extraordinary items plus Fixed Charges to meet the 1.25 times requirement for the fiscal year ending January 3, 2009. This cash payment will be required by the end of the first quarter of 2009, and we currently estimate that it will be for an amount up to $200 million.

As a result of the downsizing, we will be recording a restructuring charge in the fourth quarter related to reductions in headcount, consolidation of facilities and impairments of other long-lived assets. Textron Financial cannot currently provide a precise estimate of this charge by component; however we estimate the charge in the fourth quarter will be within a range from $10 million to $15 million. We will continue to assess our estimate of total impairment and restructuring charges and may adjust such amounts as appropriate.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We use a variety of financial resources to meet these capital needs. Cash is provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. This diversity of capital resources is intended to enhance our funding flexibility, limits dependence on any one source of funds, and results in cost-effective funding. We also, on occasion, borrow available cash from Textron when it is in the collective economic interest of Textron Financial and Textron. In making particular funding decisions,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

management considers market conditions, prevailing interest rates and credit spreads, and the maturity profile of its assets and liabilities.

Despite the increased volatility of the credit markets in the third quarter, we have continued to access the commercial paper markets to refinance our maturing debt obligations. Together with Textron, we maintain committed bank lines of credit of $3 billion, which mature in 2012, to ensure we can continue to refinance maturing debt obligations, including the combined $2 billion commercial paper balance outstanding between Textron Financial and Textron as of September 30, 2008. However, access to the public term debt and securitization markets on which we have historically relied for a significant portion of our funding has become limited. We have provided an analysis of our liquidity profile below which illustrates the impact of the maturities of both on- and off-balance sheet funding sources. Despite our strong liquidity profile, a prolonged lack of access to the public term debt and securitization markets would have a negative impact on our ability to fund new finance receivable originations.

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letters of credit issuances only, and neither of these lines of credit was drawn at September 30, 2008 or December 29, 2007.

The Company’s primary committed credit facilities at September 30, 2008 were as follows:

				Amount Not
				Reserved as Support
		Commercial	Letters of Credit	for Commercial
	Facility	Paper	Issued under	Paper and Letters of
	Amount	Outstanding	Facility	Credit
	(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$1,445	$10	$295
Textron multi-year facility expiring in 2012	1,250	557	21	672

Total	$3,000	$2,002	$31	$967

Of the $3 billion facility amount, 100% is provided by banks with a Standard & Poor’s rating of A or higher, and within that amount 71% is provided by banks with a Standard & Poor’s rating of AA- or higher; 95% is provided by banks with a Moody’s rating of A1 or higher, and within that amount, 85% is provided by banks with a Moody’s rating of Aa3 or higher. These facilities provide funding at favorable borrowing spreads to LIBOR and would not result in an increase in our interest expense should we choose to draw on them in the future.

Our credit ratings are a critical component of our access to the public term debt and commercial paper markets and also impact the cost of those borrowings. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the industries in which we operate, our financial position and changes in our business strategy. Since high-quality credit ratings provide us with access to a broad base of global investors at an attractive cost, we target a long-term A rating from the independent debt-rating agencies. The credit ratings and outlooks of these three debt-rating agencies are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s

Long-term ratings	A−	A3	A−
Short-term ratings	F2	P2	A2
Outlook	Negative	Negative	Watch (Negative)

On October 13 and then again on October 21, 2008, Fitch Ratings affirmed its current rating and lowered its ratings outlook for Textron Inc. and Textron Financial first, from “positive” to “stable” and then from “stable” to “negative”, citing the effects of constrained liquidity in the financial markets and rising default rates across our asset

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

portfolio. On October 22, 2008, Moody’s Investors Service affirmed its current rating and lowered its ratings outlook for Textron Inc. and Textron Financial to negative for similar reasons. On October 16, 2008, Standard & Poor’s Ratings Services affirmed its short-term rating and placed Textron Inc. and Textron Financial’s long-term debt ratings on “CreditWatch” with negative implications, which indicates that we are being evaluated for possible downgrade if we fail to show improvement in our financial and operating performance. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During the first nine months of 2008, $675 million of term debt was issued under this registration statement.

During the second quarter of 2008, the Company sold finance receivables to a special purpose entity (“SPE”) which is a consolidated subsidiary of Textron Financial. These receivables were used by the SPE as collateral for the issuance of $300 million of secured notes to third-party investors under a 364 day revolving credit facility. Since the SPE is consolidated with Textron Financial, the third-party notes are reflected as Debt in Consolidated Balance Sheets. If the notes are not paid in full at the maturity date of the facility, any outstanding balance will bear interest at an increased interest rate and will amortize from collateral collections.

The following table summarizes Textron Financial’s liquidity position, including all managed finance receivables and both on- and off-balance sheet funding sources as of September 30, 2008, for the specified periods:

	Payments/Receipts Due by Period
	Less Than	1-2	2-3	3-4	4-5	More Than
	1 Year	Years	Years	Years	Years	5 years	Total
	(In millions)

Payments due:
Multi-year credit facilities and commercial paper	$—	$—	$—	$1,445	$—	$—	$1,445
Other short-term debt	36	—	—	—	—	—	36
Term debt	1,239	2,567	1,229	53	578	472	6,138
Off-balance sheet debt	2,113	77	77	111	79	211	2,668

Total payments due	3,388	2,644	1,306	1,609	657	683	10,287

Cash and contractual receipts:
Finance receivable receipts	2,570	1,571	1,118	830	695	1,790	8,574
Off-balance sheet finance receivable receipts	2,294	77	77	111	79	231	2,869

Total contractual receipts	4,864	1,648	1,195	941	774	2,021	11,443
Cash	136	—	—	—	—	—	136

Total cash and contractual receipts	5,000	1,648	1,195	941	774	2,021	11,579

Net cash and contractual receipts (payments)	$1,612	$(996)	$(111)	$(668)	$117	$1,338	$1,292

Cumulative net cash and contractual receipts (payments)	$1,612	$616	$505	$(163)	$(46)	$1,292

This liquidity profile indicates our ability to repay outstanding funding obligations through 2011, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. Finance receivable receipts are based on contractual cash flows. These amounts could differ due to prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Contractual receipts and payments exclude finance charges from receivables, debt interest payments and other items. Commercial paper outstanding at September 30, 2008 is reflected as being repaid in connection with the maturity of our $1.75 billion committed multi-year credit facility in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2012. At September 30, 2008, this facility had $295 million not reserved as support for commercial paper and letters of credit. Actual commercial paper issuances generally are outstanding for less than 90 days and are replaced by new commercial paper borrowings based on current needs.

Cash flows provided by operating activities were $154 million during the first nine months of 2008 compared to $239 million in the corresponding period of 2007. The decrease in cash flows was primarily due to a decrease in the timing of payments of taxes and accrued interest and other liabilities.

Cash flows used in investing activities totaled $225 million during the first nine months of 2008 compared to cash flows provided of $221 million in the corresponding period of 2007. The increase in cash flows used was primarily due to a $468 million decrease in cash collections, an $89 million increase in investments, primarily as a result of the purchase of notes receivable issued by timeshare securitization trusts, and $84 million lower proceeds from receivable sales, partially offset by $201 million in lower finance receivable originations.

Cash flows provided by financing activities were $148 million during the first nine months of 2008 compared to $469 million used by financing activities in the corresponding period of 2007. The increase in cash flows provided by financing activities was primarily due to a $410 million larger increase in total assets as compared to the first nine months of 2007, which was provided primarily by the issuance of secured debt.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 88% at September 30, 2008 compared to 86% at December 29, 2007. Textron Financial’s ratio of earnings to fixed charges was 1.32x for the nine months ended September 30, 2008, compared to 1.58x for the corresponding period in 2007. Commercial paper and Other short-term debt as a percentage of total debt was 19% at September 30, 2008, compared to 20% at the end of 2007.

During the first nine months of 2008, Textron Financial declared and paid dividends to Textron of $149 million compared to dividends declared and paid of $142 million during the corresponding period of 2007. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $7 million to Textron Financial in the first nine months of 2008 and 2007, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

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

Textron Financial utilizes off-balance sheet financing arrangements to further diversify funding alternatives. Proceeds provided by these transactions generated $598 million and $617 million of cash in the first nine months of 2008 and 2007, respectively. Proceeds from securitizations include amounts received related to incremental increases in the level of Distribution finance receivables sold, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration receivables.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company recognized net pre-tax gains related to securitization transactions as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(In millions)

Distribution finance receivables	$40	$43
Aviation finance loans	9	1
Other finance receivables	2	—

Total net pre-tax gains	$51	$44

Securitization gains related to recurring finance receivables sales into the Distribution Finance revolving securitization were $43 million and $39 million for the first nine months of 2008 and 2007, respectively. Securitization gains related to incremental finance receivable sales into the Distribution Finance revolving securitization were $2 million and $5 million for the first nine months of 2008 and 2007, respectively. Also included in the distribution finance securitization gains above are impairment charges of $5 million and $1 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Cash collections on current and prior period securitization gains were $51 million and $47 million for the first nine months of 2008 and 2007, respectively.

Managed Finance Receivables

Managed finance receivables consist of owned finance receivables, and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	September 30,		December 29,
	2008		2007
	(Dollars in millions)

Distribution Finance	$3,720	32%	$3,812	34%
Aviation Finance	2,747	24%	2,448	22%
Golf Finance	1,813	16%	1,663	15%
Resort Finance	1,613	14%	1,506	14%
Asset-Based Lending	952	8%	1,004	9%
Structured Capital	528	5%	608	5%
Corporate and Other	70	1%	82	1%

Total managed finance receivables	$11,443	100%	$11,123	100%

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

	September 30,		December 29,
	2008		2007
	(Dollars in millions)

Distribution Finance	$74	4.29%	$23	1.20%
Golf Finance	58	3.14%	21	1.24%
Asset-Based Lending	52	5.48%	23	2.31%
Aviation Finance	21	0.89%	20	0.89%
Resort Finance	15	0.87%	9	0.57%
Corporate and Other	30	31.97%	27	24.73%

Total nonperforming assets	$250	2.67%	$123	1.34%

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

Interest Rate Sensitivity

Textron Financial’s mix of fixed and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At September 30, 2008, floating-rate liabilities in excess of floating-rate assets were $2.2 billion, net of $2.1 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, $140 million of interest rate exchange agreements, which effectively converted floating-rate debt to a fixed-rate debt equivalent, and $37 million of interest rate exchange agreements, which effectively converted fixed-rate receivables to a floating-rate equivalent. Classified within fixed-rate assets are $2.2 billion of floating rate loans with index rate floors that are, on average, 93 basis points above the applicable index rate (predominately the Prime rate). These assets will remain classified as fixed-rate until the Prime rate increases above the floor rates. The Company has benefited from these and other interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Changes in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks and typically have index resets on a monthly basis. Variable-rate debt is generally tied to changes in LIBOR and variable-rate term debt typically has index resets on a quarterly basis. As a consequence, changes in short-term borrowing costs do not always coincide with changes in variable-rate receivable yields. Historically, this basis difference has been stable, but has been increasingly volatile during the last 12 months. We do not hedge this basis risk between different variable-rate indices and reset frequencies, as we believe the cost is disproportionately high in comparison to the magnitude of the risk over long periods of time. However, we are currently modifying the terms of many of our loan agreements to be based on LIBOR. A 100 basis point increase in LIBOR with no corresponding change in the prime rate would result in a $15 million reduction of net income or cash flows for the following twelve-month period assuming no originations or maturities of LIBOR-based assets or liabilities.

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

contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at September 30, 2008, indicates that an increase in interest rates of 100 basis points would have a negative $22 million impact and a decrease in interest rates of 100 basis points would have a positive $15 million impact on net income or cash flows for the following twelve-month period, respectively.

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

We manage our foreign currency exposure by funding foreign currency denominated assets with liabilities in the same currency or by entering into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $26 million and $21 million at September 30, 2008 and December 29, 2007, respectively. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings. We do not hedge the earnings of, or investment in our Canadian subsidiaries as we plan to continue investing these earnings in Canada for the foreseeable future. As a result, changes in the currency exchange rate between the Canadian dollar and the U.S. dollar could impact our consolidated earnings.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2008 vs. September 30, 2007

Revenues and Net Interest Margin

A comparison of revenues and net interest margin is set forth in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Finance charges	$139	$166	$421	$505
Securitization gains	11	14	51	44
Rental revenues on operating leases	9	9	26	25
Other income	25	25	77	89

Total revenues	184	214	575	663
Interest expense	70	96	227	298
Depreciation of equipment on operating leases	5	5	14	13

Net interest margin	$109	$113	$334	$352

Portfolio yield	6.89%	8.72%	6.91%	8.56%
Net interest margin as a percentage of average net investment	5.23%	5.76%	5.31%	5.79%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenues

The decrease in finance charges for the three months ended September 30, 2008 as compared to 2007, was primarily due to a decline in market interest rates ($42 million), partially offset by $458 million of higher average finance receivables ($10 million) and a $6 million benefit from variable-rate receivables with interest rate floors, which began earning higher yields relative to market rate indices that have declined since 2007.

The decrease in finance charges for the nine months ended September 30, 2008 as compared to 2007 principally reflected a decline in market interest rates ($111 million) and a $6 million cumulative reduction in leveraged lease earnings as a result of a change in our estimate of the timing of tax related cash flows related to certain leveraged leases. These decreases were partially offset by $259 million of higher average finance receivables ($17 million), higher leveraged lease earnings associated with larger unfavorable cumulative earnings adjustments in 2007 attributable to the recognition of residual value impairments ($8 million) and a $12 million benefit from variable-rate receivables with interest rate floors, which began earning higher yields relative to market rate indices that have declined since 2007. Securitization gains increased for the nine months ended September 30, 2008 as compared to 2007, mostly from a $275 million increase in sales of Aviation finance receivables ($8 million). Other income decreased for the nine months ended September 30, 2008 as compared to 2007, primarily as a result of a $21 million gain from the sale of a leveraged lease investment in the second quarter of 2007, partially offset by a $5 million gain from the sale of the remaining investment in the first quarter of 2008.

Net Interest Margin

Net interest margin and net interest margin percentage declined during the three months ended September 30, 2008 as compared to 2007, principally reflecting the impact of $7 million higher borrowing costs relative to the Federal funds target rate as credit market volatility continued during the quarter, and lower securitization gains, partially offset by a benefit of $6 million from variable-rate receivables with interest rate floors.

Net interest margin and net interest margin percentage declined during the nine months ended September 30, 2008 as compared to 2007, principally reflecting the impact of $26 million higher borrowing costs relative to the Federal funds target rate and lower other income. These increases were partially offset by a benefit of $12 million from variable-rate receivables with interest rate floors and higher securitization gains.

Selling and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Selling and administrative expenses	$57	$53	$160	$156
Selling and administrative expenses as a percentage of average managed and serviced finance receivables	1.80%	1.80%	1.68%	1.75%

Selling and administrative expenses as a percentage of average managed and serviced receivables was unchanged during the three months and improved during the nine months ended September 30, 2008 as compared to the corresponding periods of 2007. The improvement is primarily the result of reduced employee compensation expense associated with a reduction in profitability and continued process improvement initiatives, which have enabled growth in the receivable portfolio and reductions in staffing levels as compared to 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Losses

Allowance for losses on finance receivables is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Allowance for losses on finance receivables beginning of period	$126	$86	$89	$93
Provision for losses	34	6	101	22
Less net charge-offs:
Distribution Finance	20	3	43	9
Asset-Based Lending	1	(1)	5	7
Golf Finance	1	—	2	2
Aviation Finance	—	—	3	1
Resort Finance	—	(1)	(1)	(2)
Corporate and Other	1	—	1	7

Total net charge-offs	23	1	53	24

Allowance for losses on finance receivables end of period	$137	$91	$137	$91

The increase in provision for losses for the three months ended September 30, 2008 as compared to the corresponding period in 2007, was primarily the result of increased provision for losses in the Distribution finance segment as general economic conditions have continued to impact borrowers in certain industries and increases in the reserve rates utilized to establish the allowance for losses in several portfolios ($7 million).

The increase in provision for losses for the nine months ended September 30, 2008 as compared to the corresponding period in 2007, was primarily the result of one account in the Asset-Based Lending segment ($16 million), one account in the Golf Finance segment ($16 million), increases in the reserve rates utilized to establish the allowance for losses in several portfolios ($17 million) and increased provision for losses in the Distribution finance segment as general economic conditions have continued to impact borrowers in certain industries.

Although management believes it has made adequate provision for anticipated losses on finance receivables, realization of these amounts remains subject to uncertainties. Management’s evaluation of the recoverability of our finance receivables is based on a number of factors which include characteristics of the existing accounts, historical loss experience, collateral values, borrower specific information, industry trends and general economic conditions and trends. The evaluation of our Allowance for losses does not include the potential long-term effect of prolonged changes in general economic conditions and trends that have occurred or have become more severe subsequent to September 30, 2008. Volatility in the credit markets has reached an unprecedented level since the end of the third quarter. We believe that a prolonged credit market disruption of this nature could have a significant negative impact on many of the factors we utilize to evaluate the Allowance for losses on finance receivables and could result in a material increase in the Allowance for losses on finance receivables in future periods. If our Allowance for losses on finance receivables as a percentage of finance receivables were to increase to our highest historical level of 2.74%, as compared to the current level of 1.60%, the corresponding impact would be a $98 million increase in the Provision for losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
(Decrease) increase in taxes resulting from:
State income taxes	(1.6)	0.9	8.0	1.8
Foreign tax rate differential	(6.6)	(1.4)	(6.3)	(1.3)
Canadian dollar functional currency	0.1	0.3	0.1	(1.1)
Change in state valuation allowance	—	0.9	(15.3)	0.8
Tax contingencies — leveraged leases	(4.2)	4.1	15.3	3.8
Tax credits	(7.1)	(0.6)	(4.0)	(1.0)
Other, net	3.6	—	(0.4)	(0.1)

Effective income tax rate	19.2%	39.2%	32.4%	37.9%

During the third quarter, the Company received an offer from the Internal Revenue Service (“IRS”) to participate in a settlement initiative related to its challenge of tax deductions taken by the Company related to certain leveraged lease transactions with a total initial investment of approximately $209 million and one finance lease transaction with a current investment balance of $34 million. Based on the terms of the settlement initiative and management’s decision to accept the offer to participate, we revised our estimate of this tax contingency, resulting in a $2 million reduction in the accrual of interest, net of taxes. This partially mitigated the $10 million increase in the accrual of interest, net of taxes, recorded during the second quarter of 2008 based on recent court decisions involving other companies that addressed the tax treatment of leveraged lease transactions. This change in assessment also was the primary factor in the reduction of our state tax valuation allowance. Final resolution of the settlement initiative will also result in the acceleration of cash payments to the IRS. At September 30, 2008, $219 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. The majority of such cash payments are expected to occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years.

As a result of management’s decision to accept the IRS offer to participate in the settlement initiative, we have reclassified $22 million of interest accrued related to the uncertain tax position, associated with these leases, to income taxes payable.

Operating Results by Segment

Segment income presented in the tables below represents income before income taxes.

Distribution Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$49	$66	$174	$225

Net interest margin	$38	$49	$130	$158
Selling and administrative expenses	27	25	78	71
Provision for losses	24	5	56	13

Segment (loss) income	$(13)	$19	$(4)	$74

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distribution Finance segment income decreased $32 million during the three months ended September 30, 2008 primarily due to higher loss provision and a decrease in net interest margin. Provision for losses increased $19 million, reflecting deterioration in portfolio quality as weakening general U.S. economic conditions continue to affect borrowers in certain industries, and increases in the reserve rates utilized to establish the provision for losses for certain portions of the portfolio ($5 million). The decrease in net interest margin is primarily attributable to lower net securitization gains ($4 million), and an increase in borrowing costs relative to the Federal funds target rate as credit market volatility continued during the quarter ($7 million), partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio ($4 million).

Distribution Finance segment income decreased $78 million during nine months ended September 30, 2008 primarily due to higher loss provision and a decrease in net interest margin. Provision for losses increased $43 million, reflecting deterioration in portfolio quality as weakening general U.S. economic conditions continue to affect borrowers in certain industries, and increases in the reserve rates utilized to establish the provision for losses for certain portions of the portfolio ($11 million). The decrease in net interest margin is attributable to the impact of $353 million of lower average finance receivables ($12 million) associated with a $279 million incremental increase in the level of receivables sold into the Distribution Finance revolving securitization in the first quarter of 2008, lower net securitization gains ($4 million) and an increase in borrowing costs relative to the Federal funds target rate ($19 million), partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio ($8 million).

Aviation Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$44	$45	$140	$129

Net interest margin	$22	$18	$72	$53
Selling and administrative expenses	7	5	20	15
Provision for losses	1	1	4	4

Segment income	$14	$12	$48	$34

Aviation Finance segment income increased $2 million and $14 million during the three and nine months ended September 30, 2008, respectively. The increase for the three and nine months was driven by higher net interest margin primarily attributable to $259 million and $309 million of higher average finance receivables ($2 million and $6 million, respectively) and higher securitization gains ($1 million and $9 million, respectively), partially offset by $2 million and $5 million of higher selling and administrative expenses associated with $523 million and $500 million of growth in average managed finance receivables, respectively.

Resort Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$32	$37	$98	$102

Net interest margin	$19	$19	$59	$51
Selling and administrative expenses	6	7	17	19
Provision for losses	2	—	1	(3)

Segment income	$11	$12	$41	$35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Resort Finance segment income decreased $1 million during the three months ended September 30, 2008. Net interest margin was relatively unchanged, as higher fee income primarily associated with investments in notes receivable issued by timeshare securitization trusts ($3 million) and higher finance charges associated with $159 million of growth in average finance receivables ($2 million) were mostly offset by an increase in borrowing costs relative to the Federal funds target rate ($3 million). Higher provision for losses was primarily attributable to one account in the land portfolio.

Resort Finance segment income increased $6 million during the nine months ended September 20, 2008. The increase was driven by higher net interest margin, primarily attributable to higher fee income associated with increases in investments in notes receivable issued by timeshare securitization trusts ($7 million) and higher finance charges associated with $178 million of higher average finance receivables ($6 million). These increases were partially offset by an increase in borrowing costs relative to the Federal funds target rate ($7 million). The increase in provision for losses reflected a reduction in the reserve rate utilized to establish the allowance for loan losses in the first quarter of 2007. Lower selling and administrative expenses principally related to lower collection and remediation activity.

Golf Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$31	$34	$97	$105

Net interest margin	$12	$15	$41	$47
Selling and administrative expenses	7	5	18	15
Provision for losses	5	—	21	3

Segment income	$—	$10	$2	$29

Golf Finance segment income decreased $10 million and $27 million during the three and nine months ended September 30, 2008, respectively. The decrease is primarily attributable to higher provision for losses, the majority of which is attributable to specific reserving actions taken on one account, which had a $4 million and $16 million impact, respectively. Net interest margin declined for the three and nine months ended, as the result of an increase in borrowing costs relative to the Federal funds target rate ($4 million and $9 million, respectively), partially offset by $220 million and $191 million of higher average finance receivables ($2 million and $5 million, respectively).

Asset-Based Lending

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$18	$25	$55	$71

Net interest margin	$11	$12	$32	$36
Selling and administrative expenses	8	6	20	18
Provision for losses	2	1	19	1

Segment income (loss)	$1	$5	$(7)	$17

Asset-Based Lending segment income decreased $4 million during the three months ended September 30, 2008. The decrease is primarily due to higher selling and administrative expenses ($2 million), lower net interest margin due to the impact of higher borrowing costs relative to the Federal funds target rate and competitive pricing pressures on yields ($1 million), and an increase in provision for losses associated with one account ($1 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset-Based Lending segment income decreased $24 million during the nine months ended September 30, 2008. The decrease is primarily due to the impact of one account whose operations have been significantly impacted by weakening residential real estate values ($16 million). Net interest margin decreased $4 million as the impact of higher borrowing costs relative to the Federal funds target rate and competitive pricing pressures on yields ($6 million), partially offset by the impact of a $52 million increase in average finance receivables ($2 million).

Structured Capital

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$7	$6	$7	$27

Net interest margin	$4	$3	$(1)	$16
Selling and administrative expenses	—	1	1	3

Segment income (loss)	$4	$2	$(2)	$13

Structured Capital segment income increased $2 million during the three months ended September 30, 2008. The increase is primarily due to higher net interest margin mostly related to the impact of a revision to our estimate of the timing of tax-related cash flows on our leveraged lease portfolio as a result of a proposed settlement with the Internal Revenue Service regarding the tax treatment of certain leveraged lease transactions ($3 million), partially offset by the impact of higher borrowing costs relative to the Federal funds target rate ($1 million).

Structured Capital segment income decreased by $15 million during the nine months ended September 30, 2008. The decrease is primarily the result of a gain from the sale of a leveraged lease investment in the second quarter of 2007 ($21 million) and lower leveraged lease earnings representing the cumulative effect of a change in our estimate of the timing of tax related cash flows ($6 million). These decreases were partially offset by higher leveraged lease earnings associated with larger unfavorable cumulative earnings adjustments in 2007 attributable to the recognition of residual value impairments ($8 million) and a gain recognized upon the sale of our remaining interest in a leveraged lease investment in the first quarter of 2008 ($5 million).

Corporate and Other Segment

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Revenues	$3	$1	$4	$4

Net interest margin	$3	$(3)	$1	$(9)
Selling and administrative expenses	2	4	6	15
Provision for losses	—	(1)	—	4

Segment income (loss)	$1	$(6)	$(5)	$(28)

Corporate and Other segment income increased $7 million and $23 million for the three and nine months ended September 30, 2008, respectively. These increases were primarily attributable to higher net interest margin from the impact of our interest allocation methodology as described in Note 11 Financial Information about Operating Segments ($5 million and $12 million, respectively), lower selling and administrative expenses and lower provision for losses as our non-core portfolios continue to liquidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selected Financial Ratios

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net interest margin as a percentage of average net investment(1)	5.23%	5.76%	5.31%	5.79%
Return on average equity	5.51%	12.06%	6.16%	13.39%
Return on average assets	0.59%	1.48%	0.68%	1.61%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.80%	1.80%	1.68%	1.75%
Operating efficiency ratio(3)	52.3%	46.9%	47.9%	44.3%
Net charge-offs as a percentage of average finance receivables	1.05%	0.11%	0.81%	0.38%

	September 30,		December 29,
	2008		2007

60+ days contractual delinquency as a percentage of finance receivables(4)	1.06%		0.43%
Nonperforming assets as a percentage of finance assets(5)	2.67%		1.34%
Allowance for losses on finance receivables as a percentage of finance receivables	1.60%		1.03%
Allowance for losses on finance receivables as a percentage of nonaccrual finance receivables	72.7%		111.7%
Total debt to tangible shareholder’s equity(6)	9.00	x	7.76	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive receivables.

(5)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; interest-only securities; Acquisition, Development and Construction arrangements; and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.

(6)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained herein and the following: (a) changes in worldwide economic and political conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed credit facilities and under our support agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves tailored to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; (l) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (m) the ability to successfully downsize, including effecting an orderly liquidation of certain product lines; (n) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers, and (o) continued volatility and further deterioration of the capital markets.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2008