Form 10-K
period 2009-01-03
TEXTRON FINANCIAL CORP
filed 2009-02-26
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☑

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

General

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments. Asset-Based Lending has historically provided revolving credit facilities secured by receivables and inventory, related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries; Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Distribution Finance has offered inventory finance programs for dealers of Textron Inc. (“Textron”) manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance has historically made mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

In October 2008, we announced that, due to market conditions, we would be exiting the Asset-Based Lending and Structured Capital segments, and several additional product lines representing approximately $2 billion in managed finance receivables. Then, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, on December 22, 2008, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the customer purchases of products which Textron manufactures. The current exit plan applies to $7.3 billion of managed finance receivables within our $10.8 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years.

Textron Financial continues to originate new customer relationships and finance receivables in the Aviation Finance segment, which provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes and Bell helicopters and the Golf Finance segment, which provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment.

Textron Financial’s financing activities are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft.

All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 3, 2009, 32% of Textron Financial’s total managed finance receivables represent finance receivables originated in support of Textron manufactured products. For further information on Textron Financial’s relationship with Textron, see “Relationship with Textron” below.

For additional financial information regarding Textron Financial’s business segments, refer to Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Competition

The commercial finance environment in which Textron Financial continues to operate is highly fragmented and has traditionally been extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, term, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors’ practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial’s competitors are large companies that have substantial capital, technological and marketing resources. This has become increasingly the case given the consolidation activity in the commercial finance industry. In some instances, Textron Financial’s competitors have access to capital at lower costs than Textron Financial.

Relationship with Textron

General

Textron Financial derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $1.0 billion in 2008, $1.2 billion in 2007 and $1.0 billion in 2006 for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $18 million in 2008, $27 million in 2007 and $63 million in 2006 for the purchase of equipment on operating leases. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $2 million in 2008, $4 million in 2007 and $10 million in 2006, and operating lease revenues of $29 million in 2008, $27 million in 2007 and $26 million in 2006.

Textron Financial and Textron utilize an intercompany account for the allocation of Textron overhead charges and for the settlement of captive finance receivables. For additional information regarding the relationship between Textron Financial and Textron, see Notes 4, 6 and 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Agreements with Textron

Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. The material agreements are described below:

Receivables Purchase Agreement

Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $54 million at January 3, 2009 and $87 million at December 29, 2007, and operating leases of $152 million at January 3, 2009 and $167 million at December 29, 2007, were subject to recourse to Textron or due from Textron.

Support Agreement with Textron

Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, a cash payment sufficient to provide that Textron Financial maintains fixed charge coverage of no less than 125%. In 2008, Textron Financial’s pre-tax earnings available for fixed charges, as defined in the Support Agreement, fell below 125% of the Company’s fixed charges. Pursuant to the Support Agreement, Textron made a $625 million cash payment to Textron Financial which was reflected as a capital contribution. Textron also has agreed to maintain Textron Financial’s consolidated shareholder’s equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to maintain a controlling interest in Textron Financial. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial’s lenders to enforce its provisions against Textron.

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

Employees

As of January 3, 2009, Textron Financial had 1,024 employees. The Company is not subject to any collective bargaining agreements.

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

Depending on transaction size and complexity, transactions outside of operating unit authority require the approval of a Group President and Group Credit Officer or Corporate Risk Management Officer. Transactions exceeding group authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Operating Officer or Textron Financial’s Credit Committee depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. As of January 3, 2009, Textron Financial’s Credit Committee is comprised of its President and Chief Operating Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President and Treasurer, Group President of the Revolving Credit Group and Group President of Specialty Real Estate and Equipment Finance.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. At January 3, 2009, the largest concentration of domestic finance receivables was in the Southeastern U.S., representing 25% of Textron Financial’s managed finance receivable portfolio. At January 3, 2009, international finance receivables represented 23% of Textron Financial’s managed finance receivable portfolio. For additional information regarding Textron Financial’s concentrations, see Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At January 3, 2009, the Company’s largest single counterparty credit exposure was $24 million.

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

Foreign Exchange Risk Management

A portion of the finance assets owned by Textron Financial are located outside of North America. These finance receivables are generally in support of Textron’s overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency finance receivables primarily denominated in Canadian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company’s financial results, Textron Financial borrows in these currencies and/or enters into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge its foreign currency exposures.

Liquidity Risk Management

The Company requires cash to fund asset originations in support of the sales of Textron manufactured products and to meet debt obligations and other commitments. Textron Financial’s primary sources of funds are:

•	Collection of existing finance receivables;

•	Committed bank lines of credit;

•	Sales of finance receivables classified as held for sale;

•	Syndication and securitization of finance receivables; and

•	Other forms of secured financing

On February 3, 2009, we drew down on the available balance of the $1.75 billion committed bank credit line due to the current economic environment and the risks associated with the capital markets in general, including the continued difficulty in accessing sufficient commercial paper on a daily basis. Textron also drew down on the available balance of their $1.25 billion committed bank credit line. These borrowings will be utilized to repay all commercial paper outstanding. The remaining cash, combined with the proceeds from liquidation, will be used to repay our maturing term debt and securitization funding sources. For additional information regarding Textron Financial’s liquidity risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Item 7 of this Form 10-K.

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

Forward-looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained herein and the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs, including our current restructuring program; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed credit facilities and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; (l) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (m) the ability to successfully exit from our commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain portfolios and businesses; (n) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (o) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (p) legislative or regulatory actions impacting our operations; and (q) continued volatility and further deterioration of the capital markets.

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

If the current economic uncertainty and capital market turbulence is prolonged, our planned liquidity actions may not be sufficient to meet our liquidity needs

We have a significant amount of term debt that matures in early 2010, and we are reliant upon our planned liquidity actions in order to repay these obligations. If our plans to liquidate portions of our commercial finance business are not successful, we may not generate enough cash to repay our obligations without obtaining additional financing. We may not be successful in obtaining additional financing on acceptable rates and terms, if at all. In such event, we may need to sell additional assets or take other measures that could adversely impact our business and results of operations. Any sales of other assets that we may carry out may be completed on unfavorable terms or cause us to incur charges, and we would lose the potential for market upside on those assets in a market recovery.

Current levels of market volatility are unprecedented, which may continue to disrupt our access to the capital markets and other sources of liquidity may not be available

We rely on our ability to access the capital markets to fund asset originations, fund operations and meet debt obligations and other commitments. Due to unprecedented levels of volatility and disruption in the credit markets beginning in the second half of 2008, we have experienced difficulty in accessing our historical sources of financing at favorable rates and terms. The continued deterioration of the credit markets has adversely impacted our liquidity and increased our cost of funds, adversely affecting our profitability due to the lack of immediate ability to pass on higher costs due to contractual or market constraints. This situation has been exacerbated by the recent downgrades of our credit ratings, which have adversely impacted our ability to access the credit markets. Our ability to engage in term debt, syndication and securitization transactions on favorable terms, or at all, has been adversely affected, and we may be unable to rely on these transactions as sources of financing in the future. Given the current economic environment and the risks associated with the capital markets in general, including the current unavailability to us of public unsecured term debt and difficulty we had in accessing sufficient commercial paper on a daily basis, on February 3, 2009, Textron and Textron Financial Corporation borrowed the entire available balance of the aggregate $3.0 billion committed bank credit lines. However, the additional liquidity provided by the bank line draw may not be sufficient to meet our needs, and we may need to obtain additional financing or raise additional capital.

We are continuing to explore other potential avenues of liquidity, including sales of our other assets and new financing structures. Any sales of other assets that we may carry out may be completed on unfavorable terms or cause us to incur charges, and we would lose the potential for market upside on those assets in a market recovery. We may not be able to obtain sufficient financing as and when required if the financial markets remain in turmoil, and new financing structures may not be available on acceptable rates and terms.

Measures we are taking to enhance our liquidity position, including our plan to exit portions of our commercial finance business, may not work in the manner and within the time frame that we anticipate or at all

We have announced a plan to exit all of the commercial finance business other than that portion of the business supporting the financing of customer purchases of Textron-manufactured products. The exit plan will be effected through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to accomplish the orderly liquidation or selected sales on a timely or successful basis or in a manner that will enhance our liquidity position. We may encounter delays and difficulties in effecting an orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses, as well as existing contractual limitations. We may not be able to accomplish sales of the finance receivables that have been designated for sale or transfer at the pricing that we anticipate or in the timeframe that we anticipate. We may be required to make additional mark-to-market or other adjustments against assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value, and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in exacerbated credit losses. Moreover, our withdrawal from these lines of business will reduce the income and cash flow that we generate in future years. Our failure to accomplish the exit plan successfully could result in continuing or increased adverse effects on our financial condition and results of operations.

In addition, as a result of current market conditions and the decision to exit portions of our commercial finance business, we recognized Special charges in the fourth quarter of 2008 that include a Valuation allowance on finance receivables held for sale of $293 million, a Goodwill impairment charge of $169 million, and Restructuring charges of $27 million. As a result, under the terms of our Support Agreement with our parent company, Textron made a cash payment of $625 million to maintain both the fixed charge coverage ratio required by the Support Agreement and our credit facility and the leverage ratio required by our credit facility. This cash payment has been recorded as a capital contribution from Textron. The Support Agreement may require Textron to make additional cash payments in the future in order to maintain these ratios. In the event that Textron is unable or unwilling to make additional cash payments to Textron Financial, it could result in an event of default under the terms of our debt agreements.

Difficult conditions in the financial markets have adversely affected our business and results of operations, and we do not expect these conditions to improve in the near future

Our financial performance depends on the quality of loans, leases and other credit products in our finance asset portfolios. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality or geographic or industry concentrations, as well as the recent deterioration of the financial markets. Current financial market conditions have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. In addition, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. Further deterioration of our ability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition. As these current market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

The soundness of our customers and business partners could affect our business and results of operations

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

The soundness of financial institutions could adversely affect us

We have relationships with many financial institutions and, from time to time, we execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services industry generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations.

Our lowered credit ratings limit our access to the capital markets and increase the cost of our funding from the capital markets

The major rating agencies regularly evaluate us and our parent company. Both our long- and short-term credit ratings have recently been subject to downgrade. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in Item 7 of this Form 10-K for current credit ratings. In connection with these rating actions, the rating agencies have cited execution risks associated with our decision to exit portions of our commercial finance business, lower than expected business and financial outlook for 2009, the increase in outstanding debt resulting from the drawdown on our credit facilities, weak economic conditions and continued liquidity and funding constraints. Failure to maintain investment grade credit ratings that are acceptable to investors would prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets.

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

If we are unable to maintain portfolio credit quality, our financial performance may be adversely affected

A key determinant of financial performance is our ability to maintain the quality of loans, leases and other credit products in our finance asset portfolios. Portfolio quality may adversely be affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations, the ability of our customers to obtain alternative financing as we exit certain lines of business or general economic downturns. Any inability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition.

The use of estimates and assumptions in determining our allowance for losses on finance receivables held for investment may adversely affect our profitability

We examine current delinquencies, historical loss experience, the value of the underlying collateral and general economic conditions in determining our allowance for losses on finance receivables held for investment. In addition we considered the impact of our exiting certain lines of business and the impact on our customers’ financial condition including their ability to find alternative financing sources. The use of estimates and assumptions in the aforementioned considerations is inherently subjective, and any changes in these assumptions or estimates may materially impact our allowance for losses held for investment, profitability and financial condition.

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

Our international business is subject to risks of doing business in foreign countries

Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international suppliers in connection with international financing programs.

We are subject to legal proceedings and other claims

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings, claims and counter-claims relating to commercial and financial transactions (including claims which may be brought due to our recent decision to exit portions of our commercial finance business); lack of compliance with applicable laws and regulations; disputes with syndication partners; loan servicing contracts; employment disputes; and environmental, safety and health matters. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout North America. For additional information regarding Textron Financial’s lease obligations, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

We are subject to actual and threatened legal proceedings and other claims against Textron Financial and its subsidiaries arising out of the conduct of our business. These proceedings include claims and counterclaims relating to commercial and financial transactions; lack of compliance with applicable laws and regulations; disputes with syndication partners; loan servicing contracts; employment disputes; and environmental, safety and health matters. Some of these suits and proceedings seek compensatory, treble or punitive damages, fines or penalties in substantial amounts or remediation of environmental contamination. These suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted per Instruction I of Form 10-K.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $151 million, $144 million and $89 million were declared and paid in 2008, 2007 and 2006, respectively. For additional information regarding restrictions as to dividend availability, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

The following should be read in conjunction with Textron Financial’s Consolidated Financial Statements in Item 8 of this Form 10-K.

	For the Years Ended(1)
	2008		2007		2006		2005		2004
	(Dollars in millions)

Results of Operations
Finance charges	$558		$671		$652		$464		$369
Securitization gains	42		62		42		49		56
Rental revenues on operating leases	34		34		32		32		29
Other income	89		108		72		83		91
(Loss) income from continuing operations before special charges and income taxes	(50)		222		210		171		139
Valuation allowance on finance receivables held for sale	293		—		—		—		—
Goodwill impairment	169		—		—		—		—
Restructuring charges	27		—		—		—		—
Net (loss) income	(461)		145		152		111		94
Balance Sheet Data
Total finance receivables held for investment	$6,915		$8,603		$8,310		$6,763		$5,837
Finance receivables held for sale	1,658		—		—		—		—
Allowance for losses on finance receivables held for investment	191		89		93		96		99
Equipment on operating leases — net	247		259		238		231		237
Total assets	9,344		9,383		9,000		7,441		6,738
Debt	7,388		7,311		6,862		5,420		4,783
Deferred income taxes	337		472		497		461		453
Shareholder’s equity	1,079		1,138		1,142		1,050		1,035
Debt to tangible shareholder’s equity(2)	6.52	x	7.76	x	7.10	x	6.19	x	5.53	x

	For the Years Ended(1)
	2008	2007	2006	2005	2004
	(Dollars in millions)

SELECTED DATA AND RATIOS
Profitability
Portfolio yield	6.86%	8.51%	9.11%	7.91%	7.35%
Net interest margin as a percentage of average net investment(3)	4.74%	5.66%	5.81%	6.40%	7.14%
Return on average equity(4)	(44.26)%	13.28%	14.13%	11.17%	9.49%
Return on average assets(5)	(4.82)%	1.60%	1.84%	1.58%	1.49%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(6)	1.68%	1.71%	1.84%	2.01%	2.01%
Operating efficiency ratio(7)	53.8%	44.6%	45.1%	48.8%	47.1%
Credit Quality
60+ days contractual delinquency as a percentage of finance receivables held for investment(8)	2.59%	0.43%	0.77%	0.79%	1.47%
Nonperforming assets as a percentage of finance assets(9)	4.72%	1.34%	1.28%	1.53%	2.18%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	2.76%	1.03%	1.11%	1.43%	1.70%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	68.9%	111.7%	123.1%	108.6%	83.7%
Net charge-offs as a percentage of average finance receivables(10)	1.00%	0.45%	0.38%	0.51%	1.48%

(1)	Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

(2)	Tangible shareholder’s equity equals Shareholder’s equity, excluding Accumulated other comprehensive income (loss), less Goodwill.
(3)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.
(4)	Return on average equity excludes the cumulative effect of change in accounting principle.
(5)	Return on average assets excludes the cumulative effect of change in accounting principle.
(6)	Average managed and serviced finance receivables include owned finance receivables, finance receivables serviced under securitizations, participations and third-party portfolio servicing agreements.
(7)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.
(8)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables.
(9)	Finance assets include: finance receivables held for investment; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; acquisition, development and construction arrangements; investments in other marketable securities and short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets). Nonperforming assets include independent and nonrecourse captive finance assets.
(10)	Average finance receivables include both finance receivables held for investment and finance receivables held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On December 22, 2008, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. The current exit plan applies to $7.3 billion of managed finance receivables within our $10.8 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. The portion of the business supporting the financing of customer purchases of products which Textron manufactures is primarily operated within our Aviation Finance and Golf Finance segments.

Textron Financial is in the business of originating and servicing commercial finance receivables for Textron-related products and servicing our existing portfolios in other commercial markets. The principal factors that influence our earnings are the quantity, credit quality and mix of finance assets across product lines and industries, and fees earned related to these finance assets and services. For finance receivables, net interest margin equals the difference between revenue earned on finance receivables, including fee income, and the cost of borrowed funds. For operating leases, net interest margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. On certain types of finance receivables, interest rates earned are fixed at the time the contracts are originated, while other types are based on floating-rates that are generally tied to changes in the prime rate offered by major banks or the London Interbank Offered Rate (“LIBOR”). Rental charges on operating leases may be fixed at the time the contracts are originated or based on floating-rates that are generally tied to changes in LIBOR.

Textron Financial has borrowed funds at various maturities at both fixed interest rates and floating interest rates, based primarily on LIBOR, to match the interest sensitivities and maturities of its finance receivables. External market conditions and our debt ratings affect these interest rates. We also may, from time to time, enter into interest rate exchange agreements related to new debt issuances in an effort to access the debt markets in the most efficient manner available at the time of issuance. As an alternative source of funding, Textron Financial sells finance receivables to both consolidated and non-consolidated special purpose entities in securitization transactions, retaining an interest in the sold finance receivables and continuing to service such finance receivables for a fee.

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes only the finance receivables owned and reported on the Consolidated Balance Sheet. The managed basis includes owned finance receivables and finance receivables sold in securitizations where we have retained credit risk to the extent of our subordinated interest. The serviced basis includes managed finance receivables and serviced-only finance receivables, which generally consist of finance receivables of resort developers and other third-party financial institutions without retained credit risk.

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

Key Business Initiatives and Trends

As a result of the exit plan, approximately $2.9 billion of the managed liquidating finance receivables are now designated for sale or transfer, of which $1.2 billion are securitized finance receivables and $1.7 billion are owned finance receivables classified as held for sale. These balances reflect a $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses, required to adjust the previous carrying value of the finance receivables to fair value as more fully described in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Based on current market conditions and the plan to downsize our portfolio, we also recorded a non-cash, pre-tax impairment charge in the fourth quarter of 2008 of $169 million to eliminate the entire balance of goodwill. Both of these charges were recorded as Special charges and were not reflected in Loss from continuing operations before special charges and income taxes.

In October 2008 we announced a restructuring program based on the downsizing originally contemplated that included reductions in headcount, consolidation of facilities and impairments of other long-lived assets. As a result of the increased scope of the exit plan announced in December 2008, the restructuring program was expanded to include a larger headcount reduction, resulting in a total restructuring charge of $27 million in the fourth quarter of 2008. The 2008 restructuring charge includes $11 million of non-cash asset impairments, $1 million of contract termination costs and $15 million of estimated employee severance costs. In addition, we will record restructuring charges of $1 million during 2009 related primarily to contract terminations which had not occurred as of January 3, 2009. The restructuring charge was recorded as a Special charge and is not reflected in Loss from continuing operations before special charges and income taxes as discussed in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Under the Support Agreement between Textron Financial and Textron, Textron is required to maintain a controlling interest in Textron Financial. The agreement also requires Textron to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Due to the special charges described above and a loss from continuing operations before special charges and income taxes, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. As a result, on December 29, 2008, Textron made a cash payment of $625 million to Textron Financial, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and Textron Financial’s credit facility and to maintain the leverage ratio required by Textron Financial’s credit facility.

Financial Condition

Liquidity and Capital Resources

Textron Financial mitigates liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We have traditionally used a variety of financial resources to meet these capital needs. Cash has been provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. We also borrow available cash from Textron when it is in the collective economic interest of Textron Financial and Textron.

Due to the unprecedented levels of volatility of the credit markets in the second half of 2008, we have not had access to the term debt market and our access to the commercial paper and securitization markets on favorable terms has been significantly restricted. On several days in early 2009, we were unable to place sufficient amounts of commercial paper, resulting in the need to borrow on our bank line of credit. The adverse impact of the credit market deterioration has been exacerbated by the recent downgrades of our credit ratings, which has impacted our ability to access the term debt market and other traditional sources of financing.

Under the exit plan announced in December 2008, we expect to liquidate at least $2.6 billion of managed finance receivables, net of originations in 2009. We also expect to use approximately $2.0 billion of proceeds from liquidations to pay maturing securitized off-balance sheet debt. While we expect the announcement of the exit plan to significantly limit our access to traditional term debt and commercial paper markets, we anticipate the continued use of financing secured directly by our finance receivable portfolio. In December 2008, we extended the revolving term of our Aviation Finance securitization by one year, which we estimate will provide additional liquidity of approximately $100 million during 2009 as the current portfolio securing this funding source matures and is replaced with additional finance receivables.

We have historically used our committed bank lines of credit to support outstanding commercial paper balances and issuances of letters of credit and neither of these lines of credit was drawn at January 3, 2009 or December 29, 2007. On February 3, 2009, we drew down on the available balance of the $1.75 billion committed bank credit line due to the current economic environment and the risks associated with the capital markets in general, including the continued difficulty in accessing sufficient commercial paper on a daily basis. Textron also drew down on the available balance of their $1.25 billion committed bank credit line. These borrowings will be utilized to repay all commercial paper outstanding and have provided us with added cash liquidity. The remaining cash, combined with the proceeds from liquidation, will be used to repay our maturing term debt and securitization funding sources. These facilities provide funding at favorable borrowing spreads to LIBOR and will reduce our interest expense as compared to the borrowing spreads we had been achieving on commercial paper issuances prior to the draw of the remaining available balance on the credit line. Amounts borrowed under the credit facilities are due in April 2012.

The following table summarizes Textron Financial’s contractual payments and receipts, including all managed finance receivables and both on- and off-balance sheet funding sources as of January 3, 2009, for the specified periods:

	Payments / Receipts Due by Period
	Less than	1-2	2-3	3-4	4-5	More than
	1 year	Years	Years	Years	Years	5 years	Total
	(In millions)

Payments due:
Multi-year credit facilities, Textron intercompany loan and commercial paper	$—	$—	$—	$876	$—	$—	$876
Other short-term debt	25	—	—	—	—	—	25
Term debt	1,534	2,315	727	52	578	152	5,358
Securitized on-balance sheet debt	169	205	134	89	66	190	853
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt	2,031	5	—	—	—	31	2,067
Loan commitments	13	12	3	—	1	66	95
Operating lease rental payments	5	4	4	1	1	1	16

Total payments due	3,777	2,541	868	1,018	646	740	9,590

Cash and contractual receipts:
Finance receivable receipts — held for investment	1,474	970	1,193	855	584	1,839	6,915
Finance receivable receipts — held for sale	793	435	256	293	125	94	1,996
Securitized off-balance sheet finance receivable receipts	2,212	5	—	—	—	31	2,248
Operating lease rental receipts	31	26	22	17	10	24	130

Total contractual receipts	4,510	1,436	1,471	1,165	719	1,988	11,289
Cash	16	—	—	—	—	—	16

Total cash and contractual receipts	4,526	1,436	1,471	1,165	719	1,988	11,305

Net cash and contractual receipts (payments)	$749	$(1,105)	$603	$147	$73	$1,248	$1,715

Cumulative net cash and contractual receipts (payments)	$749	$(356)	$247	$394	$467	$1,715

This liquidity profile, combined with the excess cash generated by our draw down of our committed credit facility, is an indicator of our ability to repay outstanding funding obligations, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. Commercial paper outstanding and the Textron intercompany loan are reflected as being repaid in connection with the maturity of our $1.75 billion committed multi-year credit facility in 2012. At January 3, 2009, this facility had $864 million not reserved as support for commercial paper and letters of credit. As of February 3, 2009, Textron

Financial drew down the $1.39 billion remaining availability (net of $350 million which had previously been drawn in 2009) under this credit line. This cash will be utilized to repay outstanding commercial paper.

Securitized on-balance sheet and securitized off-balance sheet debt payments are based on the contractual receipts of the underlying finance receivables. These payments do not represent contractual obligations of the Company and we do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests. Finance receivable receipts are based on contractual cash flows. These amounts could differ due to sales, prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Contractual receipts and payments exclude finance charges from finance receivables, debt interest payments and other items. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value, which reflects a $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses as discussed in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

At January 3, 2009, Textron Financial had unused commitments to fund new and existing customers under $1.2 billion of committed revolving lines of credit. These loan commitments generally have an original duration of less than three years and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance segment, which do not contractually obligate the Company to provide funding, however, we may choose to fund under these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential fundings is included as contractual obligations in the table above.

In addition to the liquidity sources contained in the table above, management is pursuing many additional avenues for improving our liquidity profile. These avenues include additional financing secured by finance receivables, sales of portfolios classified as held for sale, transfers of existing funding obligations to new financing providers and loans from government agencies specializing in assistance with the financing of the foreign sale of products manufactured in the United States and Canada. The successful execution of these financing solutions would mitigate the inherent risks associated with collecting our managed finance receivable portfolio in accordance with its contractual maturity in the current economic environment and aid in the financing of Textron manufactured products in the future. Depending on the success of these initiatives and changes in external factors affecting the marketability and value of our assets, we may also consider the sale of assets currently classified as held for investment.

The major rating agencies regularly evaluate us and our parent company. Both our long- and short-term credit ratings have recently been subject to downgrade. In connection with these rating actions, the rating agencies have cited execution risks associated with our decision to exit portions of our commercial finance business, lower than expected business and financial outlook for 2009, the increase in outstanding debt resulting from the drawdown on our credit facilities, weak economic conditions and continued liquidity and funding constraints. Failure to maintain investment grade credit ratings that are acceptable to investors would prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets. The credit ratings and outlooks of these three rating agencies are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s

Long-term ratings	BBB-	Baa2	BBB
Short-term ratings	F3	P2	A2
Outlook	Negative	Watch (Negative)	Watch (Negative)

Textron Financial and Textron Financial Canada Funding Corp. have a joint shelf registration statement with the Securities and Exchange Commission enabling the issuance of an unlimited amount of public debt securities. During 2008, $675 million of term debt was issued under this registration statement.

During the second quarter of 2008, the Company sold finance receivables to a special purpose entity (“SPE”) which is a consolidated subsidiary of Textron Financial. These finance receivables were used by the SPE as collateral for the issuance of $300 million of secured notes to third-party investors under a 364 day revolving credit facility. Since the SPE is consolidated with Textron Financial, the third-party notes are reflected as Debt in the Consolidated Balance Sheets. If the notes are not paid in full at the maturity date of the facility, any outstanding balance will bear interest at an increased interest rate and will amortize from collateral collections.

During December 2008, the Company modified the terms of the Aviation Finance securitization to permit repurchase of the finance receivables from the securitization trust. This modification will provide additional flexibility in the management of the receivable portfolio and it also required consolidation of the securitization trust on the balance sheet of the Company. As a result, the $589 million of finance receivables and $553 million of debt held by the securitization trust are now reflected as Finance receivables held for investment and Debt in the Consolidated Balance Sheets. This modification also resulted in the reclassification of $58 million of retained interests in securitizations to Finance receivables held for investment from Other assets. This reclassification included a $22 million fair value adjustment to Finance receivables held for investment which will be amortized as a reduction of yield over the remaining life of the assets. We also extended the revolving term of our Aviation Finance securitization in December 2008 by one year, which we estimate will provide additional liquidity of approximately $100 million during 2009 as the current portfolio securing this funding source matures and is replaced with additional finance receivables.

The cash flows from continuing operations are summarized below:

	2008	2007	2006

Operating activities	$167	$262	$338
Investing activities	(64)	(281)	(1,680)
Financing activities	(146)	29	1,391

The decrease in cash provided by operating activities for both 2008 and 2007 was primarily due to the timing of payments of income taxes and accrued interest and other liabilities.

Cash flows used in investing activities decreased during 2008 primarily due to a $627 million decrease in finance receivable originations, net of collections, mostly as a result of the decision to liquidate portions of our commercial finance business, partially offset by lower proceeds from receivable sales, including securitizations and an increase in investments. The decrease in cash flows used in 2007 was largely the result of a $774 million decrease in finance receivable originations, net of collections, a $481 million increase in proceeds from receivable sales and the impact of cash used for an acquisition in 2006. The increase in proceeds from receivable sales is primarily attributable to the sale of $588 million finance receivables into the Distribution Finance revolving securitization in the first quarter of 2007.

The decrease in cash flows provided by financing activities in 2008 is primarily due to the reduction in managed finance receivable growth as compared to 2007 and to a lesser extent the liquidation of certain portfolios. The decrease in cash flows provided by financing activities in 2007 primarily reflects a reduction in the rate of managed finance receivable growth as compared to 2006 and an increase in the use of sales of finance receivables, including securitizations to fund asset growth.

Because the finance business involves the purchase and carrying of finance receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 86% at both January 3, 2009 and December 29, 2007. Our ratio of earnings to fixed charges was (0.74)x in 2008, 1.56x in 2007 and 1.59x in 2006. Commercial paper and Other short-term debt as a percentage of total debt was 10% at January 3, 2009, compared with 20% at December 29, 2007.

In 2008, Textron Financial declared and paid $151 million of dividends to Textron, compared with $144 million of dividends declared and paid in 2007. The payment of these dividends represents the distribution of retained earnings to achieve our targeted leverage ratio. Textron contributed capital of $634 million to Textron Financial in 2008 compared with $9 million in 2007. The 2008 contribution consisted of a $625 million cash payment to maintain compliance with the fixed charge coverage and leverage ratios as more fully described in Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Both the 2008 and 2007 contribution consisted of $9 million for Textron’s dividend on the preferred stock of Textron Funding Corporation.

Off-Balance Sheet Arrangements

Textron Financial primarily sells finance receivables utilizing asset-backed securitization structures. Historically, as a result of these transactions, finance receivables have been removed from the balance sheet, and the proceeds received are used to reduce recorded debt levels. Despite the reduction in the recorded balance sheet position, we generally retain a subordinated interest in the finance receivables sold through securitizations, which may affect operating results through periodic fair value adjustments.

Textron Financial anticipates utilizing secured financing arrangements, which will likely be structured as on-balance sheet securitizations as a significant funding source related to our continued financing of the customer purchases of Textron manufactured products. While these arrangements do not contain provisions that require Textron Financial to repurchase significant amounts of finance receivables previously sold or repay the debt obligations of the special purpose securitization entities, there are risks that could reduce the availability of these funding alternatives in the future. Potential barriers to the continued use of these off-balance sheet arrangements include deterioration in finance receivable portfolio quality, downgrades in our debt credit ratings, and a reduction of new finance receivable originations in the businesses that utilize these funding arrangements. The impact of our recently announced exit plan and downgrades by the rating agencies have had, and may continue to have a negative impact on our ability to obtain additional secured financings on favorable terms and will likely continue to significantly affect our access to this source of financing for portfolios which are part of the exit plan.

As of January 3, 2009 we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust which purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis. Proceeds from securitizations in the table below include amounts received related to the incremental increase in the issuance of additional asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.

During 2008, $802 million of the outstanding notes issued by the Distribution Finance revolving securitization trust matured and the trust issued variable funding notes in the amount of $559 million and $419 million. The Company has retained $103 million of these notes. Both notes have an interest rate equal to the commercial paper costs of the conduit purchasers and are scheduled to mature in September 2009 and May 2009, respectively. In addition, the trust holds $1.2 billion of one-month LIBOR-based variable-rate notes both with a three year term of which $642 million matures in April 2009 and $588 million matures in March 2010. The Company has retained $80 million of these notes. As a result of our exit plan, we expect each of these maturities to be satisfied through the liquidation of finance receivables held by the trust and we do not expect the trust to issue additional notes.

The table below summarizes net pre-tax gains recognized and certain cash flows received from and paid to the Distribution Finance revolving securitization trust during the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

	2008	2007	2006
	(In millions)

Net pre-tax gains	$36	$58	$42

Proceeds from securitizations	$125	$549	$50
Cash flows received on retained interests	103	54	42

The retained subordinate interests related to off-balance sheet financing arrangements are typically in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are recorded in Other assets on the Consolidated Balance Sheets and amounted to $200 million and $203 million at January 3, 2009 and December 29, 2007, respectively. These interests are typically subordinate to other investors’ interests in the off-balance sheet structure, and therefore, realization of these interests is dependent on repayment of other investors’ interests and, ultimately, the performance of the finance receivables sold. The retained subordinate interests act as credit enhancement to the other investors and represent a deferral of proceeds received from the sale of finance receivables. As a result, the retention of these subordinate interests exposes us to risks similar to that of ownership of these finance receivables. We do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests.

Following the initial sale, and on an ongoing basis, the interest-only securities are maintained at fair value in Other assets on the Consolidated Balance Sheets. We estimate fair values based on the present value of future cash flows expected under our best estimates of key assumptions — credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. The assumptions used to record the initial gain on sale and used to measure the continuing fair value of the retained interests, along with the impact of changes in these assumptions and other relevant information regarding these securitizations are described in Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 3, 2009, floating-rate liabilities in excess of floating-rate assets were $3.0 billion, net of $2.1 billion of interest rate exchange agreements, which effectively converted fixed-rate debt to a floating-rate equivalent, a $140 million interest rate exchange agreement, which effectively converted floating-rate debt to a fixed-rate equivalent, and a $32 million interest rate exchange agreement, which effectively converted a fixed-rate finance receivable to a floating-rate equivalent. Classified within fixed-rate assets are $3.0 billion of floating rate loans with index rate floors that are, on average, 224 basis points above the applicable index rate (predominately the Prime rate). These assets will remain classified as fixed-rate until the Prime rate increases above the floor rates. The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Changes in interest rates, however, could have an adverse effect on our interest margin percentage. Variable-rate finance receivables are generally tied to changes in the prime rate offered by major U.S. and Canadian banks and typically have index resets on a monthly basis. Variable-rate debt is generally tied to changes in LIBOR and variable-rate term debt typically has index resets on a quarterly basis. As a consequence, changes in short-term borrowing costs do not always coincide with changes in variable-rate receivable yields. Historically, this basis difference has been stable, but has been increasingly volatile during the last year. We do not hedge this basis risk between different variable-rate indices and reset frequencies, as we believe the cost is disproportionately high in comparison to the magnitude of the risk over long periods of time. However, we are currently modifying the terms of many of our loan agreements to be based on LIBOR. A 100 basis point increase in LIBOR with no corresponding change in the prime rate would result in a $12 million reduction of net income or cash flows for the following twelve-month period assuming no originations or maturities of LIBOR-based assets or liabilities.

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in all interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in issuances or reductions of commercial paper. This shock test model, when applied to our asset and liability position at January 3, 2009, indicates that an increase in interest rates of 100 basis points would have a negative $18 million impact and a decrease in interest rates of 100 basis points would have a positive $19 million impact on net income or cash flows for the following twelve-month period, respectively.

Financial Risk Management

Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements. The objective of entering into such agreements is not to speculate for profit, but generally to convert variable-rate debt into fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve match-funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. We do not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt decreased interest expense by $25 million in 2008 and increased interest expense by $25 million and $27 million in 2007 and 2006, respectively.

We manage our foreign currency exposure by funding foreign currency denominated assets with liabilities in the same currency or by entering into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $536 million and $16 million at January 3, 2009 and December 29, 2007, respectively. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings.

As a result of our exit plan, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries. The notional amounts of these foreign currency forward exchange contracts were $139 million at January 3, 2009.

Critical Accounting Policies

Allowance for Losses on Finance Receivables Held for Investment

We evaluate our allowance for losses on finance receivables held for investment based on a combination of factors. For homogeneous loan pools, we examine current delinquencies, the characteristics of the existing accounts, historical loss experience, the value of the underlying collateral and general economic conditions and trends and the potential impact of the lack of liquidity available to our borrowers and their customers as a result of our decision to exit portions of our commercial finance business. We estimate losses will range from 0.75% to 10.0% of finance receivables held for investment depending on the specific homogeneous loan pool. For larger balance commercial loans, we consider borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

Provision for losses on finance receivables held for investment are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover losses inherent in the owned finance receivable held for investment portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses on finance receivables held for investment. The allowance for losses on finance receivables held for investment currently represents 2.76% of total finance receivables held for investment. During the last five years, net charge-offs as a percentage of finance receivables held for investment have ranged from 0.38% to 1.48%.

Goodwill

We evaluate the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. In light of management’s decision in the fourth quarter of 2008 to exit all commercial finance business, other than that portion of the business supporting the financing of customer purchases of products manufactured by Textron, and current market conditions, it was determined that the Company’s full goodwill balance of $169 million was impaired.

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

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. We may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. At the time of sale, a gain or loss is recorded based on the difference between the proceeds received and the allocated carrying value of the finance receivables sold. The allocated carrying value is determined based on the relative fair values of the finance receivables sold and the interests retained. As such, the fair value estimate of the retained interests has a direct impact on the gain or loss recorded. We estimate fair value based on the present value of future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, discount rates, and forward interest rate yield curves commensurate with the risks involved. Retained interests are recorded at fair value as a component of Other assets on the Consolidated Balance Sheets.

We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value. When the carrying value exceeds the fair value, we determine whether the decline in fair value is other than temporary. When we determine the value of the decline is other than temporary, we write down the retained interests to fair value with a corresponding charge to income. When a change in fair value of the interest-only securities is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. Refer to Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of key assumptions used to record initial gains related to the sale of finance receivables through securitizations and to measure the current fair value of the retained interests, along with the sensitivity of the fair values to adverse changes in these assumptions.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record an estimate of the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized. As future results may include favorable or unfavorable adjustments to our estimates due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Fair Value of Financial Instruments

Fair values of financial instruments are based upon estimates at the balance sheet date of the price that would be received in an orderly transaction between market participants. We use quoted market prices and observable inputs when available. However, these inputs are often not available in the markets for many of our assets. In these cases management typically performs discounted cash flow analyses using our best estimates of key assumptions such as credit losses, prepayment speeds and discount rates based on both historical experience and our interpretation of how comparable market data in more active markets should be utilized. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented may differ from amounts Textron Financial could realize or settle currently.

Finance Receivables Held for Sale

As a result of our exit plan, $1.7 billion of our finance receivable portfolio is classified as held for sale and the remaining $6.9 billion finance receivable portfolio is classified as held for investment. Finance receivables are classified as held for sale based on a determination that there is no longer the intent to hold the finance receivables until maturity or there is no longer the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments, and the perceived marketability of the finance receivables and our ability to hold the finance receivables to maturity. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables.

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, a valuation allowance is created representing any shortfall between the previous carrying value, net of all deferred fees and costs and fair value. This difference is recorded in Valuation allowance on finance receivables held for sale in the Consolidated Statements of Income. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the balance sheet valuation allowance. The resulting balance of the valuation allowance is recorded as a component of Finance receivables held for sale on the Consolidated Balance Sheets. This valuation allowance is adjusted quarterly through earnings based on changes in the fair value of the finance receivables. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. Upon the sale of finance receivables classified as held for sale, the resulting gain or loss is also classified as Valuation allowance on finance receivables held for sale in the Consolidated Statements of Income. If we subsequently determine assets classified as held for sale will not be sold and we have the ability to hold to maturity, they are reclassified as Finance receivables held for investment with an initial carrying value equivalent to fair value. Changes in the classification of which finance receivables are held for sale could result in the creation of additional valuation allowances based on the difference between the fair value of finance receivables and the current carrying value as reflected in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Results of Operations

Revenues

Revenues decreased $152 million in 2008 as compared to 2007, primarily due to the following:

2008 vs. 2007
(In millions)

Lower market interest rates	$(163)
Benefit from variable-rate receivable interest rate floors	24
Higher average finance receivables of $258 million	21
Securitization gains, net of impairments	(20)
Lower gains on the sale of leveraged lease investment	(16)
Change in estimate related to SILO transactions	(9)
Lower leveraged lease residual value impairments	8

Revenues increased $77 million in 2007 as compared to 2006, primarily due to the following:

2007 vs. 2006
(In millions)

Higher average finance receivables of $722 million	$66
Higher securitization gains and securitization fee income	27
Gains on the sale of a leveraged lease investment	21
Lower pricing as a result of competitive pressures	(17)
Leveraged lease residual value impairments	(13)
Higher other fee income	9
Reduction in leveraged lease earnings resulting from adoption of FSP 13-2	(8)
Sale of an option related to a leveraged lease asset	(7)

(Loss) Income from Continuing Operations before Special Charges and Income Taxes

Income from continuing operations before special charges decreased $272 million in 2008 as compared to 2007, primarily due to the following:

2008 vs. 2007
(In millions)

Increase in the provision for loan losses	$(201)
Higher borrowing costs, relative to market rates	(51)
Benefit from variable-rate receivable interest rate floors	24
Securitization gains, net of impairments	(20)
Lower gains on the sale of leveraged lease investment	(16)

We strengthened the allowance for loan losses significantly during 2008 in response to weakening general market conditions, declining collateral values and the lack of liquidity available to our borrowers and their customers. We also increased our estimate of credit losses as a result of our decision to exit portions of our commercial finance business in the fourth quarter, which we believe will negatively impact credit losses over the duration of our portfolio.

The increases in provision for loan losses were most significant as a result of an acute increase in defaults in the distribution finance marine and recreational vehicles portfolios ($81 million), an increase in the reserve rate for the resort finance portfolio ($21 million), a $19 million reserve established for one account in the golf finance portfolio and a $16 million reserve established for one account in the asset-based lending portfolio.

Borrowing costs increased relative to the target Federal Funds rate as credit market volatility significantly impacted the historical relationships between market indices. The increase was primarily driven by an increase in the spread between LIBOR and the target Federal Funds rate and from increased borrowing spreads on issuances of commercial paper in comparison with 2007. These increases were partially offset by increased receivable pricing as a result of variable-rate finance receivables with interest rate floors.

Income from continuing operations before special charges increased $12 million in 2007 as compared to 2006, primarily due to the following:

2007 vs. 2006
(In millions)

Benefit from higher average finance receivables of $722 million	$30
Higher securitization gains and securitization fee income	27
Gain on the sale of a leveraged lease investment	21
Lower pricing as a result of competitive pressures	(17)
Leveraged lease residual value impairments	(13)
Higher selling and administrative expenses	(11)
Reduction in leveraged lease earnings resulting from adoption of FSP 13-2	(8)
Sale of an option related to a leveraged lease asset	(7)
Increase in the provision for loan losses	(7)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2008	2007	2006

Federal statutory income tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(0.8)	1.0	1.0
Foreign tax rate differential	3.7	(3.3)	(4.0)
Canadian dollar functional currency	—	(1.0)	(5.5)
Change in state valuation allowance	(1.4)	0.3	1.6
Tax contingencies	2.5	4.0	2.7
Tax credits	(0.7)	(1.1)	(2.1)
Goodwill impairment	9.8	—	—
Change in status of foreign subsidiary	7.6	—	—
Other, net	(0.1)	—	(1.4)

Effective income tax rate	(14.4)%	34.9%	27.3%

For the year ended January 3, 2009, the difference between the statutory tax rate and the effective tax rate is primarily attributable to an impairment of goodwill that is not deductible for tax purposes, the provision of taxes on the earnings of a Canadian subsidiary in which we can no longer assert that we are permanently invested, interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K, and the effects of events related to cross border financing.

For the year ended December 29, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K, and an increase in state taxes, partially offset by the effects of events related to cross border financing and tax credits.

For the year ended December 30, 2006, the difference between the statutory tax rate and the effective tax rate is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries, the effects of events related to cross border financing, and tax credits, partially offset by interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Credit Quality

The following table sets forth certain information about nonperforming assets and the related percentages of each business segment’s finance assets for finance receivables. Finance receivables held for sale in 2008 are reflected at fair value, and are not included in the credit performance statistics below. All finance receivables were classified as held for investment in 2007 and 2006, and are reflected in the credit performance statistics below.

	2008		2007		2006
	(Dollars in millions)

Golf Finance	$145	9.35%	$21	1.24%	$29	1.89%
Resort Finance	83	4.97%	9	0.57%	16	1.22%
Distribution Finance	64	9.29%	23	1.20%	7	0.28%
Aviation Finance	35	1.14%	20	0.89%	12	0.70%
Structured Capital	2	0.35%	—	—	—	—
Asset-Based Lending	—	—	23	2.31%	16	1.81%
Corporate and Other	32	35.43%	27	24.73%	33	19.74%

Total nonperforming assets	$361	4.72%	$123	1.34%	$113	1.28%

We believe that nonperforming assets generally will continue to increase as we execute our liquidation plan under the current economic conditions. The liquidation plan is also likely to result in a slower rate of liquidation for nonperforming assets. The increase in nonperforming assets is primarily attributable to the golf mortgage portfolio ($110 million) and the resort portfolio ($74 million). Included in these increases are one golf mortgage account financing fourteen golf courses ($71 million) and one resort account financing eight resorts and the associated time share notes receivable ($68 million). In addition, nonperforming assets and net charge-offs increased substantially in the distribution finance portfolio reflecting continued weakening U.S. economic conditions.

Allowance for losses on finance receivables held for investment is presented in the following table.

	2008	2007	2006
	(Dollars in millions)

Allowance for losses on finance receivables held for investment beginning of period	$89	$93	$96
Provision for losses	234	33	26
Less net charge-offs:
Distribution Finance	69	19	6
Asset-Based Lending	7	7	7
Golf Finance	6	3	1
Aviation Finance	5	2	2
Resort Finance	1	(2)	7
Corporate and Other	(2)	8	6

Total net charge-offs	86	37	29
Transfer to valuation allowance on finance receivables held for sale	(44)	—	—
Foreign currency translation	(2)	—	—

Allowance for losses on finance receivables held for investment end of period	$191	$89	$93

Net charge-offs as a percentage of average finance receivables	1.00%	0.45%	0.38%
Allowance for losses on finance receivables held for investment as a percentage of total finance receivables held for investment	2.76%	1.03%	1.11%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables	68.9%	111.7%	123.1%

The ratio of allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables decreased primarily as a result of the golf mortgage account and resort account mentioned above, for which specific reserves were established at a substantially lower percentage of the outstanding balance. These specific reserves reflect our best estimate of loss based on a detailed review of our workout strategy and estimates of collateral values.

Managed Finance Receivables

Managed finance receivables consist of finance receivables held for investment, finance receivables held for sale and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table.

	2008		2007
	(Dollars in millions)

Distribution Finance	$3,379	31%	$3,812	34%
Aviation Finance	2,795	26%	2,448	22%
Golf Finance	1,785	16%	1,663	15%
Resort Finance	1,636	15%	1,506	14%
Asset-Based Lending	649	6%	1,004	9%
Structured Capital	508	5%	608	5%
Corporate and Other	69	1%	82	1%

Total managed finance receivables	$10,821	100%	$11,123	100%

Managed finance receivables decreased primarily as a result of a $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses as discussed in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K relating to the finance receivables held for sale and liquidations in several portfolios, partially offset by growth in Aviation Finance, Resort Finance and Golf Finance.

Operating Results by Segment

Segment (loss) income presented in the tables below reflects amounts from continuing operations before special charges and income taxes.

Distribution Finance

	2008	2007	2006
	(In millions)

Revenues	$207	$290	$268

Net interest margin	$150	$206	$185
Selling and administrative expenses	102	96	82
Provision for losses	119	24	4

Segment (loss) income	$(71)	$86	$99

Distribution Finance segment income decreased $157 million in 2008 compared with 2007 primarily due to a higher provision for losses and a decrease in net interest margin. Provision for losses increased $95 million, principally reflecting an acute increase in defaults in the marine and recreational vehicles portfolios. The decrease in net interest margin is primarily attributable to the impact of $354 million of lower average finance receivables ($16 million) mostly associated with a $279 million incremental increase in the level of finance receivables sold into the Distribution Finance revolving securitization in the first quarter of 2008, lower net securitization gains of $22 million and an increase in borrowing costs relative to the Federal funds target rate ($30 million), partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio ($17 million). Lower net securitization gains include $15 million of impairment charges recorded on retained interests in the Distribution Finance revolving securitization.

Distribution Finance segment income decreased $13 million in 2007 compared with 2006, primarily reflecting an increase in provision for losses ($20 million) and an increase in selling and administrative expenses ($14 million), partially offset by an increase in net interest margin ($21 million). The increase in net interest margin principally reflects an increase in securitization gains and servicing income ($24 million) as a result of the sale of an incremental $588 million of finance receivables into the Distribution Finance revolving securitization in the first quarter. Selling and administrative expenses increased largely due to growth in the segment’s managed finance receivable portfolio. Selling and administrative expenses as a percentage of average managed and serviced finance receivables remained stable at 2.38% in 2007, as compared to 2.35% in 2006. The increase in provision for losses corresponds with a similar increase in nonperforming assets as weakening U.S. economic conditions began to have a negative impact on borrowers in certain industries.

Aviation Finance

	2008	2007	2006
	(In millions)

Revenues	$174	$176	$133

Net interest margin	$78	$72	$52
Selling and administrative expenses	26	21	21
Provision for losses	23	3	—

Segment income	$29	$48	$31

Aviation Finance segment income decreased $19 million in 2008 compared with 2007. Provision for losses increased primarily as a result of an increase in the reserve rate utilized to establish the provision for losses as weakening general economic conditions and lower collateral values affected the portfolio. Higher selling and administrative expenses were primarily associated with $482 million of growth in average managed finance receivables. These decreases in segment income were partially offset by higher net interest margin primarily attributable to $325 million of higher average finance receivables ($8 million).

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

Resort Finance

	2008	2007	2006
	(In millions)

Revenues	$131	$137	$118

Net interest margin	$76	$68	$61
Selling and administrative expenses	23	23	23
Provision for losses	30	(6)	6

Segment income	$23	$51	$32

Resort Finance segment income decreased by $28 million in 2008 compared with 2007 as a result of higher provision for losses, partially offset by an increase in net interest margin. Provision for losses increased $36 million, principally reflecting an increase in the reserve rate utilized to establish the provision for losses ($21 million) and other specific reserving actions taken on two nonperforming accounts ($9 million). The increase in net interest margin was primarily attributable to higher fee income ($11 million) primarily associated with increases in investments in notes receivable issued by timeshare securitization trusts and higher finance charges associated with a $178 million increase in average finance receivables ($8 million), partially offset by an increase in borrowing costs relative to the Federal funds target rate ($11 million).

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

Golf Finance

	2008	2007	2006
	(In millions)

Revenues	$126	$138	$132

Net interest margin	$51	$62	$54
Selling and administrative expenses	25	19	19
Provision for losses	43	5	3

Segment (loss) income	$(17)	$38	$32

Golf Finance segment income decreased $55 million in 2008 as compared with 2007. The increase in provision for losses is mostly due to specific reserving actions taken on two accounts ($22 million) and an increase in the reserve rate utilized to establish the provision for losses ($10 million). Net interest margin declined primarily as a result of higher borrowing costs relative to the Federal funds target rate ($14 million) and impairments recorded on repossessed properties ($5 million), partially offset by $193 million of higher average finance receivables ($7 million). Higher selling and administrative expenses principally related to growth in the portfolio.

The increase in Golf Finance segment income of $6 million in 2007 reflects higher net interest margin resulting from a $102 million increase in average finance receivables ($3 million) and a significant reduction in borrowing costs ($8 million) primarily attributable to a change in our interest expense allocation methodology described in Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The increase in net interest margin was partially offset by an increase in provision for losses ($2 million) reflecting the establishment of specific reserves for two accounts during 2007 while overall portfolio quality continued to improve.

Asset-Based Lending

	2008	2007	2006
	(In millions)

Revenues	$71	$94	$90

Net interest margin	$41	$47	$51
Selling and administrative expenses	25	24	23
Provision for losses	21	2	16

Segment (loss) income	$(5)	$21	$12

Asset-Based Lending segment income decreased $26 million in 2008 compared with 2007 primarily due to an increase in provision for losses related to one account whose operations have been significantly impacted by weakening residential real estate values ($16 million). In addition, net interest margin declined mostly the result of higher borrowing costs relative to the Federal funds target rate ($7 million).

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

Structured Capital

	2008	2007	2006
	(In millions)

Revenues	$11	$33	$38

Net interest margin	$1	$20	$21
Selling and administrative expenses	4	4	4

Segment (loss) income	$(3)	$16	$17

Structured Capital segment income decreased $19 million in 2008 compared with 2007 primarily the result of a gain from the sale of a leveraged lease investment in the second quarter of 2007 ($21 million) and lower leveraged lease earnings representing the cumulative effect of a change in our estimate of the timing of tax related cash flows ($9 million). These decreases were partially offset by higher leveraged lease earnings associated with larger unfavorable cumulative earnings adjustments in 2007 attributable to the recognition of residual value impairments ($8 million) and a gain recognized upon the sale of our remaining interest in a leveraged lease investment the first quarter of 2008 ($5 million).

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

Corporate and Other

	2008	2007	2006
	(In millions)

Revenues	$3	$7	$19

Net interest margin	$1	$(15)	$6
Selling and administrative expenses	9	18	22
Provision for losses	(2)	5	(3)

Segment loss	$(6)	$(38)	$(13)

Corporate and Other segment loss decreased $32 million in 2008 compared with 2007 primarily related to the impact of our interest allocation methodology as described in Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K ($16 million). Lower selling and administrative expenses was largely the result of a decrease in resources allocated directly to servicing and workout of the liquidating portfolio. The decrease in provision for losses principally reflected a loss recorded on one account in the media finance portfolio in 2007 ($5 million) and a $2 million recovery on an account in 2008.

The $25 million increase in Corporate and Other segment loss in 2007 principally reflects the negative impact on interest margin resulting from the change in our interest allocation methodology as described in Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K ($13 million), higher provision for losses related to specific reserving actions taken on one account in the media finance portfolio and a reduction in selling and administrative expense consistent with a $132 million decrease in average finance receivables as compared to 2006.

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

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Financial Corporation and has issued an attestation report on our internal control over financial reporting as of January 3, 2009, as stated in its reports, which are included herein.

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

/s/  Buell J. Carter, Jr.
Buell J. Carter, Jr.
President and Chief Operating Officer

February 25, 2009

/s/  Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and
Chief Financial Officer

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
Textron Financial Corporation

We have audited Textron Financial Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Financial Corporation as of January 3, 2009 and December 29, 2007, and the related Consolidated Statements of Income, Cash Flows and Changes in Shareholder’s Equity for each of the three years in the period ended January 3, 2009 of Textron Financial Corporation and our report dated February 25, 2009 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Textron Financial Corporation

We have audited the accompanying Consolidated Balance Sheets of Textron Financial Corporation as of January 3, 2009 and December 29, 2007, and the related Consolidated Statements of Income, Cash Flows and Changes in Shareholder’s Equity for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 3, 2009 and December 29, 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Financial Corporation’s internal control over financial reporting as of January 3, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

As discussed in Note 6 to the Consolidated Financial Statements, in 2007 Textron Financial Corporation adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” and as discussed in Note 15 to the Consolidated Financial Statements, in 2007 Textron Financial Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”

Boston, Massachusetts
February 25, 2009

CONSOLIDATED STATEMENTS OF INCOME

For each of the three years in the period ended January 3, 2009

	2008	2007	2006
	(In millions)

Finance charges	$558	$671	$652
Securitization gains	42	62	42
Rental revenues on operating leases	34	34	32
Other income	89	108	72

Total revenues	723	875	798
Interest expense	307	397	351
Depreciation of equipment on operating leases	18	18	17

Net interest margin	398	460	430
Provision for losses	234	33	26
Selling and administrative expenses	214	205	194

(Loss) income from continuing operations before special charges and income taxes	(50)	222	210
Valuation allowance on finance receivables held for sale	293	—	—
Goodwill impairment	169	—	—
Restructuring charges	27	—	—

(Loss) income from continuing operations before income taxes	(539)	222	210
Income tax (benefit) expense	(78)	77	57

(Loss) income from continuing operations	(461)	145	153
Loss from discontinued operations, net of income tax benefit	—	—	(1)

Net (loss) income	$(461)	$145	$152

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
	(In millions)

Assets
Cash and equivalents	$16	$60
Finance receivables held for investment, net of unearned income:
Installment contracts	2,787	2,052
Revolving loans	1,208	2,254
Golf course and resort mortgages	1,206	1,240
Distribution finance receivables	647	1,900
Finance leases	608	613
Leveraged leases	459	544

Total finance receivables held for investment	6,915	8,603
Allowance for losses on finance receivables held for investment	(191)	(89)

Finance receivables held for investment — net	6,724	8,514
Finance receivables held for sale	1,658	—
Equipment on operating leases — net	247	259
Goodwill	—	169
Other assets	699	381

Total assets	$9,344	$9,383

Liabilities and shareholder’s equity
Liabilities
Accrued interest and other liabilities	$379	$437
Amounts due to Textron Inc.	161	25
Deferred income taxes	337	472
Debt	7,388	7,311

Total liabilities	8,265	8,245

Shareholder’s equity
Capital surplus	1,217	592
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive (loss) income	(55)	26
Retained (deficit) earnings	(58)	545

Total shareholder’s equity	1,079	1,138

Total liabilities and shareholder’s equity	$9,344	$9,383

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended January 3, 2009

	2008	2007	2006
		(In millions)

Cash flows from operating activities:
Net (loss) income	$(461)	$145	$152
Loss from discontinued operations	—	—	1

(Loss) income from continuing operations	(461)	145	153
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Valuation allowance on finance receivables held for sale	293	—	—
Provision for losses	234	33	26
Goodwill impairment	169	—	—
Deferred income tax provision	(94)	(7)	38
(Decrease) increase in accrued interest and other liabilities	(66)	36	66
Depreciation	29	28	28
Restructuring charges	23	—	—
Amortization	11	12	11
Collections in excess of non-cash gains on securitizations and syndications	11	(4)	8
Other — net	18	19	8

Net cash provided by operating activities of continuing operations	167	262	338
Net cash used by operating activities of discontinued operations	—	—	(13)

Net cash provided by operating activities	167	262	325
Cash flows from investing activities:
Finance receivables originated or purchased	(11,879)	(13,124)	(12,240)
Finance receivables repaid	11,245	11,863	10,205
Proceeds from receivable sales, including securitizations	631	994	513
Proceeds from disposition of operating leases and other assets	40	55	66
Purchase of assets for operating leases	(26)	(49)	(66)
Other investments	(67)	(10)	18
Net cash used in acquisitions	—	—	(164)
Other capital expenditures	(8)	(10)	(12)

Net cash used by investing activities of continuing operations	(64)	(281)	(1,680)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,161	1,878	1,853
Principal payments on long-term debt	(1,307)	(1,248)	(1,049)
Proceeds from issuance of securitized on-balance sheet debt	300	—	—
Net (decrease) increase in commercial paper	(668)	(315)	532
Net increase in amounts due to Textron Inc.	133	—	—
Net increase (decrease) in other short-term debt	19	(55)	47
Proceeds from issuance of nonrecourse debt	—	—	142
Principal payments on nonrecourse debt	(267)	(96)	(72)
Capital contributions from Textron Inc.	634	9	27
Dividends paid to Textron Inc.	(151)	(144)	(89)

Net cash (used) provided by financing activities of continuing operations	(146)	29	1,391
Effect of exchange rate changes on cash	(1)	3	1

Net cash (used) provided by continuing operations	(44)	13	50
Net cash used by discontinued operations	—	—	(13)

Net (decrease) increase in cash and equivalents	(44)	13	37
Cash and equivalents at beginning of year	60	47	10

Cash and equivalents at end of year	$16	$60	$47

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

For each of the three years in the period ended January 3, 2009

		Investment	Accumulated
		In Parent	Other
		Company	Comprehensive	Retained	Total
	Capital	Preferred	Income	Earnings	Shareholder’s
	Surplus	Stock	(Loss)	(Deficit)	Equity
			(In millions)

Balance December 31, 2005	$574	$(25)	$5	$496	$1,050
Comprehensive income:
Net income	—	—	—	152	152
Other comprehensive income:
Foreign currency translation	—	—	1	—	1
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	5	—	5
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(4)	—	(4)

Other comprehensive income	—	—	2	—	2

Comprehensive income	—	—	—	—	154
Capital contributions from Textron Inc.	27	—	—	—	27
Dividends to Textron Inc.	(9)	—	—	(80)	(89)

Balance December 30, 2006	592	(25)	7	568	1,142
Comprehensive income:
Net income	—	—	—	145	145
Other comprehensive income:
Foreign currency translation	—	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(2)	—	(2)

Other comprehensive income	—	—	19	—	19

Comprehensive income	—	—	—	—	164
Cumulative effect of a change in accounting principle	—	—	—	(33)	(33)
Capital contributions from Textron Inc.	9	—	—	—	9
Dividends to Textron Inc.	(9)	—	—	(135)	(144)

Balance December 29, 2007	592	(25)	26	545	1,138
Comprehensive loss:
Net loss	—	—	—	(461)	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(1)	—	(1)

Other comprehensive loss	—	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	634
Dividends to Textron Inc.	(9)	—	—	(142)	(151)

Balance January 3, 2009	$1,217	$(25)	$(55)	$(58)	$1,079

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (“Textron Financial” or the “Company”) is a diversified commercial finance company with operations in six segments. Asset-Based Lending has historically provided revolving credit facilities secured by receivables and inventory, related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries; Aviation Finance provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes, Bell helicopters, and other general aviation aircraft; Distribution Finance has offered inventory finance programs for dealers of Textron Inc. (“Textron”) manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Finance has historically made mortgage loans for the acquisition and refinancing of golf courses and provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment; Resort Finance has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

In October 2008, we announced that, due to market conditions, we would be exiting the Asset-Based Lending and Structured Capital segments, and several additional product lines representing approximately $2 billion in managed finance receivables. Then, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, on December 22, 2008, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the customer purchases of products which Textron manufactures. The current exit plan applies to $7.3 billion of managed finance receivables within our $10.8 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years.

Textron Financial continues to originate new customer relationships and finance receivables in the Aviation Finance segment, which provides financing for new and used Cessna business jets, single engine turboprops, piston-engine airplanes and Bell helicopters and the Golf Finance segment, which provides term financing for E-Z-GO golf cars and Jacobsen turf-care equipment.

Textron Financial’s financing activities are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 3, 2009, 32% of Textron Financial’s total managed finance receivables represent finance receivables originated in support of Textron manufactured products. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

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

Finance Receivable Origination Fees and Costs

Fees received and direct loan origination costs are deferred and amortized to finance charge revenues over the contractual lives of the respective finance receivables and credit lines using the interest method. Unamortized amounts are recognized in revenues when finance receivables are sold or paid in full.

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

Allowance for Losses on Finance Receivables Held for Investment

Management evaluates its allowance for losses on finance receivables held for investment based on a combination of factors. For its homogeneous loan pools, Textron Financial examines current delinquencies, characteristics of the existing accounts, historical loss experience, underlying collateral value and general economic conditions and trends. For larger balance commercial loans, Textron Financial considers borrower specific information, industry trends and estimated discounted cash flows, as well as the factors described above for homogeneous loan pools.

Provision for losses are charged to income in amounts sufficient to maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the owned finance receivable held for investment portfolio, based on management’s evaluation and analysis of this portfolio.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible. Finance receivables held for investment are charged off when they are deemed to be uncollectible.

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

Goodwill

Management evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in interest margin or cash flows or material adverse changes in the business climate, indicate that the carrying value might be impaired. In light of management’s decision in the fourth quarter of 2008 to exit all commercial finance business, other than that portion of the business supporting the financing of customer purchases of products manufactured by Textron and current market conditions, it was determined that the Company’s full goodwill balance of $169 million was impaired.

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

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $4.9 million, $5.0 million and $2.4 million in 2008, 2007 and 2006, respectively. The cost of the defined benefit pension plan amounted to approximately $11.3 million, $10.2 million and $10.7 million in 2008, 2007 and 2006, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Income Taxes

Textron Financial’s revenues and expenses are included in Textron’s consolidated tax return. Textron Financial’s current tax expense reflects statutory U.S. tax rates applied to taxable income or loss included in Textron’s consolidated returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that we will realize these benefits. We recognize net tax-related interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.

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

Securitized Transactions

Securitized transactions involve the sale of finance receivables to qualified special purpose trusts. Textron Financial may retain an interest in the assets sold in the form of interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. The Company’s retained interests are subordinate to other investors’ interests in the securitizations. Gain or loss on the sale of the loans or leases depends, in part, on the previous carrying amount of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Retained interests are recorded at fair value in Other assets. The Company estimates fair values based on the present value of expected future cash flows using management’s best estimates of key assumptions — credit losses, prepayment speeds, discount rates and forward interest rate yield curves commensurate with the risks involved.

Textron Financial reviews the fair values of the retained interests quarterly using updated assumptions and compares such amounts with the carrying value. When the carrying value exceeds the fair value, the Company determines whether the decline in fair value is other than temporary. When the Company determines the value of the decline is other than temporary, it writes down the retained interests to fair value with a corresponding charge to income. When a change in fair value of interest-only securities is deemed temporary, the Company records a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses.

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

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At January 3, 2009, the Company’s largest single counterparty credit exposure was $24 million.

Fair Value of Financial Instruments

Fair values of financial instruments are based upon estimates at the balance sheet date of the price that would be received in an orderly transaction between market participants. We use quoted market prices and observable inputs when available. However, these inputs are often not available in the markets for many of our assets. In these cases management typically performs discounted cash flow analysis using our best estimates of key assumptions such as credit losses, prepayment speeds and discount rates based on both historical experience and our interpretation of how comparable market data in more active markets should be utilized. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented may differ from amounts Textron Financial could realize or settle currently.

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination by management that there is no longer the intent to hold the finance receivables until maturity or there is no longer the ability to hold the finance receivables until maturity. The decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables. We use these factors on an ongoing basis to determine the correct balance between the acceleration of cash collections and the maximization of economic value.

Finance receivables held for sale are classified at lower of cost or fair value. At the time of transfer to held for sale classification, a valuation allowance is created representing any shortfall between the previous carrying value, net of all deferred fees and costs and fair value. This difference is recorded in Valuation allowance on finance receivables held for sale in the Consolidated Statements of Income. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the balance sheet valuation allowance. The resulting balance of the valuation allowance is recorded as a component of Finance receivables held for sale on the Consolidated Balance Sheets. This valuation allowance is adjusted quarterly through earnings based on changes in the fair value of the finance receivables. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. Upon the sale of finance receivables classified as held for sale, the resulting gain or loss is also classified as Valuation allowance on finance receivables held for sale in the Consolidated Statements of Income. If we subsequently determine assets classified as held for sale will not be sold and we have the ability to hold to maturity, they are reclassified as Finance receivables held for investment with an initial carrying value equivalent to fair value.

Cash and Equivalents

Cash and equivalents consist of cash in banks and overnight interest-bearing deposits in banks.

NOTE 2 Other Income

	2008	2007	2006
	(In millions)

Servicing fees	$43	$36	$29
Investment income	23	14	15
Late charges	4	3	3
Prepayment gains	3	7	6
Syndication income	2	4	2
Other	14	44	17

Total other income	$89	$108	$72

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

NOTE 3 Special Charges

Valuation Allowance

As a result of the plan to exit portions of our commercial finance business, approximately $2.9 billion of the managed liquidating finance receivables are now designated for sale or transfer, of which about $1.2 billion are securitized finance receivables managed by the Finance segment and $1.7 billion are owned assets classified as held for sale. These balances reflect the $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses, required to adjust the previous carrying value of the finance receivables to fair value as more fully described in Note 16 Fair Value of Financial Instruments.

Goodwill Impairment

Based on current market conditions and the plan to downsize our portfolio, we also recorded a non-cash, pre-tax impairment charge in the fourth quarter of 2008 of $169 million to eliminate the entire balance of goodwill.

Restructuring Charges

In October 2008, we announced a restructuring program based on the downsizing originally contemplated that included reductions in headcount, consolidation of facilities and impairments of other long-lived assets. As a result of the increased scope of the exit plan announced in December 2008, the restructuring program was expanded to include a larger headcount reduction, resulting in a total restructuring charge of $27 million in the fourth quarter of 2008. The 2008 restructuring charge includes $11 million of non-cash asset impairments, $1 million of contract termination costs and $15 million of estimated employee severance costs. In addition, we will record restructuring charges of $1 million during 2009 related primarily to contract terminations which had not occurred as of January 3, 2009.

The severance costs in the restructuring program include the actual costs for employees notified of termination as of year-end who do not have extended required service periods, and estimated costs under our standard severance policy for employees who have extended required service periods who have been notified of our intention to terminate their employment. This estimate includes assumptions of voluntary terminations over the estimated liquidation period which would reduce the amount of severance benefits paid.

The asset impairments in the restructuring program primarily consist of an intangible asset related to a portfolio classified as held for sale and capitalized software which will no longer be utilized as a result of our exit plan.

As of January 3, 2009, the Company had paid severance related benefits of $4 million, which were charged against the restructuring reserve, leaving a balance in the reserve of $12 million. The detail of the reserve account is presented below:

	Severance	Contract	Asset
	Costs	Terminations	Impairments	Total
	(In millions)

Additions	$15	$1	$11	$27
Cash Paid	(4)	—	—	(4)
Non cash utilization	—	—	(11)	(11)

Balance at January 3, 2009	$11	$1	$—	$12

NOTE 4 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $2 million in 2008, $4 million in 2007 and $10 million in 2006, and operating lease revenues of $29 million in 2008, $27 million in 2007 and $26 million in 2006. Textron Financial paid Textron $1.0 billion in 2008, $1.2 billion in 2007 and $1.0 billion in 2006 relating to the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $18 million, $27 million and $63 million, respectively, for the purchase of equipment on operating leases. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of the Textron Financial-Textron relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $54 million at January 3, 2009 and

$87 million at December 29, 2007, and operating leases of $152 million and $167 million at January 3, 2009 and December 29, 2007, were subject to recourse to Textron or due from Textron.

Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $28 million and $23 million at January 3, 2009 and December 29, 2007 under this arrangement. In 2008, Textron agreed to lend Textron Financial, with interest, amounts to pay down maturing commercial paper. As of January 3, 2009, the Company had an outstanding balance due to Textron of $133 million and had paid $3 million in interest related to this borrowing. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. In addition, in 2005 Textron amended its credit facility to permit Textron Financial to borrow under the facility. Textron Financial had not utilized this facility at January 3, 2009.

Under a Support Agreement between Textron Financial and Textron, Textron is required to maintain a controlling interest in Textron Financial. The agreement also requires Textron to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. Due to the Special charges described in Note 3 Special Charges and the Loss from continuing operations before special charges and income taxes, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. As a result, on December 29, 2008, Textron made a cash payment of $625 million to Textron Financial, which was reflected as a capital contribution to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and Textron Financial’s credit facility and to maintain the leverage ratio required by Textron Financial’s credit facility. No related payments were required for 2007 or 2006.

The Company had income taxes payable of $26 million and $42 million at January 3, 2009 and December 29, 2007, respectively. These accounts are settled with Textron as Textron manages its consolidated federal and state tax position.

NOTE 5 Finance Receivables — Terms and Concentrations

Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	2008	2007
	(In millions)

Total managed and serviced finance receivables	$12,173	$12,478
Nonrecourse participations	(820)	(760)
Third-party portfolio servicing	(532)	(595)

Total managed finance receivables	10,821	11,123
Securitized finance receivables	(2,248)	(2,520)

Finance receivables	8,573	8,603
Finance receivables held for sale	(1,658)	—

Finance receivables held for investment	$6,915	$8,603

During the fourth quarter of 2008, $1.7 billion of finance receivables were classified as held for sale. This balance reflects a $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses, required to adjust the previous carrying value of the finance receivables to fair value as more fully discussed in Note 16 Fair Value of Financial Instruments.

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Golf Finance and Asset-Based Lending, which are sold to independent investors.

Owned finance receivables at January 3, 2009 include approximately $1.1 billion of finance receivables which have been legally sold to special purpose entities (“SPE’s”), which are consolidated subsidiaries of Textron Financial. The assets of the SPE’s are pledged as collateral for their debt, which have been reflected as securitized on-balance sheet debt in Note 11 Debt and Credit Facilities. Owned finance receivables also include approximately $102 million and $119 million of finance receivables that were unfunded at January 3, 2009 and December 29, 2007, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Finance Receivable Terms

Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and distribution finance receivables are cyclical and result in cash turnover that exceeds contractual maturities. In 2008, such cash turnover was approximately two times contractual maturities.

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

Installment contracts and Finance leases have initial terms ranging from two to twenty years. Installment contracts and Finance leases are secured by the financed equipment and, in some instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts presented above represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.2 billion and $299 million, respectively, at January 3, 2009, and $1.0 billion and $315 million, respectively, at December 29, 2007. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $202 million in 2009, $184 million in 2010, $177 million in 2011, $145 million in 2012, $140 million in 2013 and $324 million thereafter.

Golf course mortgages have initial terms ranging from five to ten years with amortization periods from 15 to 25 years. Resort mortgages generally represent construction and inventory loans with terms up to five years. Golf course and resort mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. As of January 3, 2009, golf course mortgages consist of loans with an average balance of $6 million and a weighted-average remaining contractual maturity of five years, and resort mortgages consist of loans with an average balance of $10 million and a weighted-average remaining contractual maturity of four years.

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

	2008		2007
	(Dollars in millions)

United States:
Southeast	$2,728	25%	$2,782	25%
West	1,667	16%	1,823	16%
Southwest	1,419	13%	1,546	14%
Midwest	1,294	12%	1,306	12%
Mideast	952	9%	974	9%
Northeast	256	2%	289	2%

Total United States	$8,316	77%	$8,720	78%

Canada	963	9%	1,062	10%
Mexico	414	4%	383	3%
South America	396	3%	342	3%
Other international	732	7%	616	6%

Total managed finance receivables	$10,821	100%	$11,123	100%

Textron Financial’s industry concentrations (as measured by managed finance receivables) were as follows:

	2008		2007
	(Dollars in millions)

General aviation	$2,822	26%	$2,475	22%
Golf	1,696	16%	1,680	15%
Resort	1,636	15%	1,506	13%
Marine	808	7%	783	7%
Powersports	534	5%	590	5%
Manufactured housing	443	4%	487	4%
Transportation	404	4%	437	4%
Recreational vehicles	403	4%	526	5%
Outdoor power equipment	315	3%	301	3%
Finance company services	177	2%	318	3%
Information technology equipment	154	1%	220	2%
Real estate	110	1%	170	2%
Other	1,319	12%	1,630	15%

Total managed finance receivables	$10,821	100%	$11,123	100%

NOTE 6	Finance Receivables Held for Investment

Portfolio Maturities

Portfolio maturities of finance receivables held for investment outstanding at January 3, 2009, were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Installment contracts	$392	$351	$354	$362	$358	$970	$2,787
Revolving loans	226	200	444	249	61	28	1,208
Golf course and resort mortgages	191	132	256	170	148	309	1,206
Distribution finance receivables	468	144	25	4	5	1	647
Finance leases	151	145	97	81	23	111	608
Leveraged leases	46	(2)	17	(11)	(11)	420	459

Total finance receivables held for investment	$1,474	$970	$1,193	$855	$584	$1,839	$6,915

Finance receivables often are repaid or refinanced prior to maturity. Accordingly, the above tabulations should not be regarded as a forecast of future cash collections. Finance receivable receipts related to distribution finance receivables and revolving loans are based on historical cash flow experience. Finance receivable receipts related to leases and term loans are based on contractual cash flows.

Leveraged Leases

	2008	2007
	(In millions)

Rental receivable	$1,252	$1,561
Nonrecourse debt	(759)	(1,030)
Estimated residual values of leased assets	229	297

	722	828
Less unearned income	(263)	(284)

Investment in leveraged leases	459	544
Deferred income taxes	(350)	(408)

Net investment in leveraged leases	$109	$136

At January 3, 2009 and December 29, 2007, approximately 16% and 25% of Textron Financial’s investment in leveraged leases was collateralized by real estate, respectively.

The components of income from leveraged leases were as follows:

	2008	2007	2006
	(In millions)

Income recognized	$4	$11	$39
Income tax expense	(1)	(4)	(11)

Income from leveraged leases	$3	$7	$28

In the first quarter of 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP 13-2”). FSP 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows related to income taxes generated by the leveraged leases. Upon adoption, the impact of the estimated change in projected cash flows must be reported as an adjustment to the Company’s net leveraged lease investment and retained earnings. We have leveraged leases with an initial investment balance of $209 million which could be impacted by changes in the timing of cash flows related to income taxes as discussed in Note 15 Income Taxes. The adoption of FSP 13-2 resulted in a $50 million reduction in Leveraged leases, a $17 million reduction in liabilities recorded within Deferred income taxes and a $33 million Cumulative effect of a change in accounting principle that reduced Retained earnings.

The recalculation of leveraged lease earnings in connection with the adoption of FSP 13-2 also reduced the Company’s ongoing yield on the leveraged lease investment, which resulted in an $8 million decrease in leveraged lease earnings for the year ended December 29, 2007. The impact of any future projected changes in the timing of cash flows related to income taxes have been recognized in Finance charges in the Company’s Consolidated Statements of Income.

Finance Leases

	2008	2007
	(In millions)

Total minimum lease payments receivable	$557	$568
Estimated residual values of leased equipment	259	267

	816	835
Less unearned income	(208)	(222)

Net investment in finance leases	$608	$613

Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $143 million in 2009, $110 million in 2010, $73 million in 2011, $37 million in 2012, $13 million in 2013 and $181 million thereafter.

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months. During the fourth quarter of 2008 management classified $1.7 billion of finance receivables as held for sale. These finance receivables are reflected at fair value in 2008 and are excluded from the loan impairment disclosures below.

	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$234	$59
Impaired accrual finance receivables	19	143

Total impaired finance receivables	$253	$202

Impaired nonaccrual finance receivables with identified reserve requirements	$182	$40
Allowance for losses on impaired nonaccrual finance receivables	$43	$15

Nonperforming assets include nonaccrual finance receivables and repossessed assets and properties, which are recorded in Other assets.

	2008	2007
	(In millions)

Impaired nonaccrual finance receivables	$234	$59
Nonaccrual homogeneous finance receivables	43	20

Total nonaccrual finance receivables	277	79
Repossessed assets and properties	84	44

Total nonperforming assets	$361	$123

The average recorded investment in impaired nonaccrual finance receivables was $143 million in 2008, $53 million in 2007 and $74 million in 2006. The average recorded investment in impaired accrual finance receivables amounted to $34 million in 2008, $31 million in 2007 and $68 million in 2006. The increase in impaired nonaccrual finance receivables in 2008 primarily reflects a $71 million account in Golf Finance and a $68 million account in Resort Finance. The decrease in impaired accrual finance receivables in 2008 primarily reflects one account in Golf Finance that moved to impaired nonaccrual and two accounts in Asset-Based Lending that have been transferred to finance receivables held for sale.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $16 million, $7 million and $13 million for 2008, 2007 and 2006, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. During the fourth quarter of 2007, C&A ceased making lease payments and under its performance guarantee, Textron made a $20 million payment to the Company, which was utilized to reduce the outstanding balance. The outstanding balance on these leases totaled $11 million at the end of 2008 and $23 million at the end of 2007. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Allowance for Losses on Finance Receivables Held for Investment

The following table presents changes in the Allowance for losses on finance receivables held for investment.

	2008	2007	2006
	(In millions)

Balance at beginning of year	$89	$93	$96
Provision for losses	234	33	26
Charge-offs	(98)	(49)	(40)
Recoveries	12	12	11
Transfer to valuation allowance on finance receivables held for sale	(44)	—	—
Foreign currency translation	(2)	—	—

Balance at end of year	$191	$89	$93

NOTE 7 Receivable Securitizations

During 2008, the Company securitized distribution finance receivables (dealer financing arrangements) and general aviation loans. The Company recognized pre-tax gains as a result of these transactions. These gains represent estimates of the cash flows to be received from the Company’s retained interests in the loans sold. The retained interests are recorded in Other assets and are in the form of interest-only securities, subordinate seller certificates and rights to receive servicing fees. These interests are typically subordinate to the interests of third-party investors and therefore realization of the Company’s cash flows is subject to the performance of the finance receivables sold as compared with the estimates utilized to measure the initial gain. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due.

During the fourth quarter of 2008, the Company modified the terms of the Aviation Finance securitization to permit repurchase of the finance receivables from the securitization trust. This modification will provide additional flexibility in the management of the receivable portfolio and it also required consolidation of the securitization trust on the balance sheet of the Company. As a result, the $589 million of finance receivables and $553 million of debt held by the securitization trust are now reflected as Finance receivables held for investment and Debt in the Consolidated Balance Sheets. This modification also resulted in the reclassification of $58 million of retained interests in securitizations to Finance receivables held for investment from Other assets. This reclassification included a $22 million fair value adjustment to Finance receivables held for investment which will be amortized as a reduction of yield over the remaining life of the assets.

The table below summarizes net pre-tax gains recognized and certain cash flows received from and paid to securitization trusts during the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Proceeds from securitizations includes proceeds received related to incremental increases in the level of Distribution finance receivables sold and excludes amounts received related to the ongoing replenishment of the outstanding sold balance of these finance receivables with short durations.

	2008	2007	2006
	(In millions)

Net pre-tax gains	$42	$62	$42
Proceeds from securitizations	$473	$731	$50
Cash flows received on retained interests	126	71	63
Servicing fees received	39	32	27
Cash paid for loan repurchases	—	17	15

Included in net pre-tax gains above are impairment losses of $21 million, $3 million and $1 million for the years 2008, 2007 and 2006, respectively.

Distribution Finance

The Company had $191 million and $152 million of retained interests associated with $2.2 billion and $2.0 billion of finance receivables in the Distribution Finance securitization as of January 3, 2009 and December 29, 2007, respectively. These finance receivables represent loans secured by dealer inventories that are typically collected upon the sale of the underlying product. The proceeds from collection of the principal balance of these loans are used by the securitization trust to purchase additional finance receivables from the Company each month. Net pre-tax gains recognized on the securitization of Distribution Finance receivables were $36 million, $58 million and $42 million during the years 2008, 2007 and 2006, respectively. For 2008, the key economic assumptions used in measuring the retained interests related to the Distribution Finance receivable securitization and the sensitivities to these assumptions are presented as follows:

	Assumptions at		10%	20%
	Date	Assumptions at	Adverse	Adverse
(Dollars in millions)	of Sale	Year-End	Change	Change

Weighted-average life (in years)	.4	.4	$—	$—
Expected credit losses (annual rate)	1.0%	1.3%	(2)	(5)
Residual cash flows discount rate	7.3%	13.7%	—	—
Monthly payment rate	19.4%	18.4%	(3)	(6)

Historical loss and delinquency amounts for Textron Financial’s securitized portfolio and all similarly owned finance receivables for the year ended January 3, 2009, were as follows:

	At January 3, 2009			Year Ended January 3, 2009
		Aggregate
	Total	Contract
	Principal	Value 60				Credit
	Amount	Days or	60+ Day		Net	Losses
	of Loans	More	Delinquency	Average	Credit	Annual
Type of Finance Receivable	and Leases	Past Due	Percentage	Balances	Losses	Percentage
	(Dollars in millions)

Distribution finance receivables	$3,379	$70	2.1%	$3,778	$69	1.8%
Consisting of:
Loans held in portfolio	$1,173	$46
Loans securitized	2,206	24

Total loans held and securitized	$3,379	$70

Static pool losses are not calculated by the Company for revolving period securitizations, which encompass nearly 100% of the securitized portfolio outstanding, as finance receivables are added to the portfolio on a continual basis and are not tracked as discrete pools. Therefore, loss rates for the entire portfolio as presented in the table above are more relevant as a measure of the performance of retained interests related to revolving period securitizations.

NOTE 8 Equipment on Operating Leases

	2008	2007
	(In millions)

Equipment on operating leases, at cost:
Aircraft.	$274	$279
Golf cars	30	28
Accumulated depreciation:
Aircraft.	(50)	(43)
Golf cars	(7)	(5)

Equipment on operating leases — net	$247	$259

Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at January 3, 2009 are $31 million in 2009, $26 million in 2010, $22 million in 2011, $17 million in 2012, $10 million in 2013 and $24 million thereafter.

NOTE 9 Goodwill

	2008	2007
	(In millions)

Resort Finance	$—	$110
Asset-Based Lending	—	43
Aviation Finance	—	16

	$—	$169

In light of management’s decision, in the fourth quarter of 2008 to exit all commercial finance business, other than that portion of the business supporting the financing of customer purchases of products manufactured by Textron and current market conditions, it was determined that the Company’s full goodwill balance of $169 million was impaired.

NOTE 10 Other Assets

	2008	2007
	(In millions)

Retained interests in securitizations	$200	$203
Other long-term investments	96	32
Investments in other marketable securities	95	20
Repossessed assets and properties	88	44
Fixed assets — net	24	33
Other	196	49

Total other assets	$699	$381

Interest-only securities within retained interests in securitizations were $12 million and $43 million at January 3, 2009 and December 29, 2007, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. No unrealized losses on these investments have been in a continuous, unrealized loss position for greater than twelve months as of January 3, 2009. Unrealized losses of $17 million are not considered other than temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts.

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

The Other category primarily represents the fair value of derivative instruments, repossessed assets subject to a manufacturer repurchase agreement and debt acquisition costs.

NOTE 11 Debt and Credit Facilities

	2008	2007
	(In millions)

Short-term debt:
Commercial paper	$743	$1,447
Other short-term debt	25	14

Total short-term debt	768	1,461
Long-term debt:
Fixed-rate notes
Due 2008 (weighted-average rate of 4.15%)	—	654
Due 2009 (weighted-average rates of 5.62% and 5.60%, respectively)	698	726
Due 2010 (weighted-average rates of 4.82% and 4.83%, respectively)	1,018	1,007
Due 2011 (weighted-average rates of 5.04% and 5.05%, respectively)	452	442
Due 2012 (weighted-average rates of 4.43% and 4.39%, respectively)	52	42
Due 2013 (weighted-average rates of 5.19% and 4.39%, respectively)	478	42
Due 2014 and thereafter (weighted-average rates of 5.68% and 5.44%, respectively)	152	135

Total fixed-rate notes	2,850	3,048
Variable-rate notes
Due 2008 (weighted-average rate 5.23%)	—	605
Due 2009 (weighted-average rates of 2.78% and 5.22%, respectively)	836	825
Due 2010 (weighted-average rates of 3.09% and 5.18%, respectively)	1,297	906
Due 2011 (weighted-average rates of 3.40% and 5.15%, respectively)	275	150
Due 2013 (weighted-average rate of 3.07%)	100	—

Total variable-rate notes	2,508	2,486
Securitized on-balance sheet debt:
Amortization beginning 2009 (3.09%)	853	—
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	300
Unamortized discount	(3)	(4)
Fair value adjustments	112	20

Total long-term, securitized on-balance sheet and subordinated debt	6,620	5,850

Total debt	$7,388	$7,311

We have a policy of maintaining unused committed bank lines of credit in an amount not less than outstanding commercial paper balances. Since Textron Financial is permitted to borrow under Textron’s multi-year facility, these lines of credit include both Textron Financial’s multi-year facility and Textron’s multi-year facility. These facilities are in support of commercial paper and letter of credit issuances only, and neither of these lines of credit was drawn at January 3, 2009 or December 29, 2007. On February 3, 2009, we drew down on the available balance of the $1.75 billion committed bank credit line due to the current economic environment and the risks associated with the capital markets in general, including the continued difficulty in accessing sufficient commercial paper on a daily basis. Textron also drew down on the available balance of their $1.25 billion committed bank credit line.

The Company’s committed credit facilities at January 3, 2009 were as follows:

		Commercial		Amount Not
		Paper		Reserved as
		Outstanding/		Support for
		Textron	Letters of Credit	Commercial Paper
	Facility	Intercompany	Issued under	and Letters of
	Amount	Loan	Facility	Credit
		(In millions)

Textron Financial multi-year facility expiring in 2012	$1,750	$876	$10	$864
Textron multi-year facility expiring in 2012	1,250	734	18	498

Total	$3,000	$1,610	$28	$1,362

The weighted-average interest rates on short-term borrowings at year-end were as follows:

	2008	2007	2006

Commercial paper:
USD	5.64%	5.19%	5.39%
CAD	—	4.48%	4.34%
Other short-term debt	1.78%	4.92%	4.46%

The combined weighted-average interest rates on these borrowings during the last three years were 3.63% in 2008, 5.16% in 2007 and 5.02% in 2006. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost including fees to the daily average dollar amounts outstanding.

In December 2008, the Company amended the terms of its Aviation Finance securitization resulting in the consolidation of the special purpose entity which holds finance receivables previously sold as well as $553 million of secured third-party notes under a 364 day revolving credit facility. These secured third-party notes are reflected as Debt in the Consolidated Balance Sheets.

The Company sold finance receivables to a SPE which is a consolidated subsidiary of Textron Financial. These finance receivables were used by the SPE as collateral for the issuance of $300 million of secured notes to third-party investors under a 364 day revolving credit facility. Since the SPE is consolidated with Textron Financial, the third-party notes are reflected as Debt in the Consolidated Balance Sheets. If the notes are not paid in full at the maturity date of the facility, any outstanding balance will bear interest at an increased interest rate and will amortize from collateral collections.

Subordinated debt consists of $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017, and are obligated to redeem the notes beginning on February 15, 2042. Pursuant to the terms of the notes or the replacement capital covenant described below, any redemption of the notes must be made from the sale of certain replacement capital securities or a capital contribution from Textron. Interest on the notes is fixed at 6% until February 15, 2017, and floats at three-month LIBOR + 1.735% thereafter. We may defer payment of interest on one or more occasions, in each case, for a period of up to 10 years.

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

The Company had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $2.1 billion and $2.3 billion at January 3, 2009 and December 29, 2007, respectively, whereby the Company makes periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these borrowings considering the impact of interest rate exchange agreements, including fees was 3.94% and 6.09% for the years ended January 3, 2009 and December 29, 2007, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements, including fees was 5.45% and 5.60% for the years ended January 3, 2009 and December 29, 2007, respectively.

Interest on Textron Financial’s variable-rate notes is predominantly tied to the three-month LIBOR. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements including fees were 3.65% and 5.59% during 2008 and 2007, respectively. In addition, Textron Financial had a $140 million interest rate exchange agreement at January 3, 2009 related to the conversion of variable-rate debt to fixed-rate debt with a weighted-average fixed interest rate of 4.81%. The weighted-average rate on remaining variable-rate notes not subject to interest rate exchange agreements was 3.69% and 5.59% for the years ended January 3, 2009 and December 29, 2007, respectively.

Securitizations are an important source of liquidity for Textron Financial and involve the periodic transfer of finance receivables to qualified special purpose trusts. The outstanding amount of debt issued by these qualified special purpose trusts was $2.1 billion and $2.3 billion at January 3, 2009 and December 29, 2007, respectively.

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

The Company’s lending agreements contain various restrictive provisions regarding additional debt (not to exceed nine times consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%). As more fully described in Note 4 Relationship with Textron, Inc., a payment from Textron to Textron Financial was required for Textron Financial to maintain compliance with the fixed charge coverage and leverage ratios. On December 29, 2008, Textron elected to make a cash payment to Textron Financial, in the amount of $625 million, which was reflected as a capital contribution to Textron Financial.

For the years ended January 3, 2009 and December 29, 2007, the Company declared and paid dividends to Textron of $151 million and $144 million, respectively. Leverage limits as described above limit the payment of dividends to an additional $513 million at January 3, 2009.

Cash payments made by Textron Financial for interest were $310 million in 2008, $388 million in 2007 and $341 million in 2006.

NOTE 12 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2008, 2007 and 2006. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure:

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	2008	2007	2008	2007	2008	2007
	(In millions)

Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$2,055	$2,293	$112	$20	$—	$(1)
Firm commitments	—	37	—	—	—	(1)
Fixed-rate receivable	32	—	—	—	(7)	—
Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	139	—	—	—	—	—
Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	—	21	—	—	—
Foreign-dollar denominated variable-rate receivable	5	5	—	—	(1)	—

	$2,371	$2,335	$133	$20	$(8)	$(2)

As a result of our exit plan announced in December 2008, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries.

The following table summarizes the Company’s derivatives relating to interest rate risk and foreign currency exposure, which have not been designated in hedge relationships:

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	2008	2007	2008	2007	2008	2007
	(In millions)

Foreign currency forward exchange agreements	$536	$16	$—	$—	$—	$—
Interest rate exchange agreements	336	—	—	—	(13)	—

	$872	$16	$—	$—	$(13)	$—

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. Gains and losses related to these instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities.

In December 2008, the Company amended the terms of its Aviation Finance securitization resulting in the consolidation of the special purpose entity which holds the finance receivables previously sold. The special purpose entity also held interest rate exchange agreements which had been issued upon the purchase of fixed rate finance receivables from the Company. These interest rate exchange agreements did not qualify as highly effective hedges of the fixed rate finance receivables when the special purpose entity was consolidated due to the difference between actual and expected receivable amortization since the inception of these contracts. These interest rate exchange agreements have subsequently been amended and designated as effective hedges of the finance receivables.

Textron Financial also enters into back-to-back interest rate exchange agreements and interest rate caps in relation to asset-backed securitizations, which are not included in the preceding table. Since these instruments are utilized by Textron Financial to facilitate the securitization transaction, rather than mitigate risk, and are designed to have an equal and offsetting impact to the Company, they are not designated in hedging relationships.

The effect of derivative instruments in the Consolidated Statements of Income is as follows:

		Amount of Gain/(Loss)
	Gain/(Loss) Location	2008	2007
		(In millions)

Fair Value Hedges
Interest rate exchange agreements	Interest expense	$113	$37

Non-designated Hedges
Interest rate exchange agreements	Other income	$(3)	$—

	Amount of
	Gain/(Loss) in Other
	Comprehensive
	Income			Gain/(Loss) Amount
	2008	2007	Gain/(Loss) Location	2008	2007
	(In millions)

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreement Interest impact	$(5)	$—	Interest expense	$(2)	$—
Foreign exchange impact			Selling and administrative expenses	26	—
Cross-Currency Interest Rate Exchange Agreement
Interest impact	—	—	Finance charges	—	—
Foreign exchange impact			Selling and administrative expenses	(1)	—

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

NOTE 14 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is summarized as follows:

		Deferred
	Foreign	(Losses)	Deferred
	Currency	Gains on	Gains
	Translation	Hedge	(Losses) on
	Adjustment	Contracts	Securities	Total
	(In millions)

Balance December 31, 2005	$7	$(9)	$7	$5
Foreign currency translation	1	—	—	1
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2.2 million	—	4	—	4
Net deferred gain on hedge contracts, net of income taxes of $0.6 million	—	1	—	1
Net deferred loss on interest-only securities, net of income tax benefit of $2.3 million	—	—	(4)	(4)

Balance December 30, 2006	8	(4)	3	7
Foreign currency translation	19	—	—	19
Amortization of deferred loss on terminated hedge contracts, net of income taxes of $2.9 million	—	5	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $1.6 million	—	(3)	—	(3)
Net deferred loss on interest-only securities, net of income tax benefit of $0.9 million	—	—	(2)	(2)

Balance December 29, 2007	27	(2)	1	26
Foreign currency translation, net of income tax benefit of $39.7 million	(79)	—	—	(79)
Net deferred loss on hedge contracts, net of income tax benefit of $0.8 million	—	(1)	—	(1)
Net deferred loss on interest-only securities, net of income tax benefit of $0.2 million	—	—	(1)	(1)

Balance January 3, 2009	$(52)	$(3)	$—	$(55)

NOTE 15 Income Taxes

(Loss) income from continuing operations before income taxes:

	2008	2007	2006
	(In millions)

United States	$(478)	$206	$198
Foreign	(61)	16	12

Total	$(539)	$222	$210

The components of income taxes were as follows:

	2008	2007	2006
	(In millions)

Current:
Federal	$19	$55	$7
State	(8)	14	6
Foreign	5	15	6

Total current income tax expense	$16	$84	$19

Deferred:
Federal	$(89)	$14	$36
State	1	(10)	3
Foreign	(6)	(11)	(1)

Total deferred income tax (benefit) expense	(94)	(7)	38

Total income tax (benefit) expense	$(78)	$77	$57

Cash paid for income taxes was $52 million in 2008, $48 million in 2007 and $2 million in 2006.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2008	2007	2006

Federal statutory income tax rate	(35.0)%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(0.8)	1.0	1.0
Foreign tax rate differential	3.7	(3.3)	(4.0)
Canadian dollar functional currency	—	(1.0)	(5.5)
Change in state valuation allowance	(1.4)	0.3	1.6
Tax contingencies	2.5	4.0	2.7
Tax credits	(0.7)	(1.1)	(2.1)
Goodwill impairment	9.8	—	—
Change in status of foreign subsidiary	7.6	—	—
Other, net	(0.1)	—	(1.4)

Effective income tax rate	(14.4)%	34.9%	27.3%

For the year ended January 3, 2009, the difference between the statutory tax rate and the effective tax rate is primarily attributable to an impairment of goodwill that is not deductible for tax purposes, the provision of taxes on the earnings of a Canadian subsidiary in which we can no longer assert that we are permanently invested, interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed below, and the effects of events related to cross border financing.

For the year ended December 29, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed below, and an increase in state taxes, partially offset by the effects of events related to cross border financing and tax credits.

For the year ended December 30, 2006, the difference between the statutory tax rate and the effective tax rate is primarily attributable to the adoption of the Canadian dollar as the functional currency for U.S. tax purposes of one of the Company’s wholly-owned Canadian subsidiaries, the effects of events related to cross border financing, and tax credits, partially offset by interest on tax contingencies, the majority of which is associated with leveraged leases, as discussed below.

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record an estimate of the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

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

During the third quarter of 2008, the Company received an offer from the Internal Revenue Service (“IRS”) to participate in a settlement initiative related to its challenge of tax deductions taken by the Company related to certain leveraged lease transactions with a total initial investment of approximately $209 million and one finance lease transaction with a current investment balance of $35 million. Based on the terms of the settlement initiative and management’s decision to accept the offer to participate, we revised our estimate of this tax contingency, resulting in a $2 million reduction in the accrual of interest, net of taxes, during the third quarter of 2008. This partially mitigated the $10 million increase in the accrual of interest, net of taxes, recorded during the second quarter of 2008 based upon court decisions rendered at that time involving other companies that addressed the tax treatment of leveraged lease transactions. This change in assessment is the primary factor in the reduction of our state tax valuation allowance during 2008. Final resolution of the settlement initiative will also result in the acceleration of cash payments to the IRS. At January 3, 2009 and December 29, 2007, $199 million and $213 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases, respectively. The majority of such cash payments are expected to occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years.

As a result of management’s decision to accept the IRS’ offer to participate in the settlement initiative, we reclassified $22 million of accrued interest associated with these leases from uncertain tax positions to income taxes payable during the third quarter of 2008.

A reconciliation of the beginning and ending balances of unrecognized tax benefits, excluding accrued interest, is provided below:

	2008	2007
	(In millions)

Balance — Beginning of year	$9	$9
Additions for tax positions of the current year	—	2
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(3)	(2)
Settlements	—	—

Balance — End of year	$6	$9

At January 3, 2009, approximately $6 million of these unrecognized benefits, if recognized, would favorably affect the Company’s effective tax rate in any future period. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes net tax-related interest and penalties in income tax expense in its Consolidated Statements of Operations. During 2008, 2007 and 2006, the Company recognized approximately $13 million, $9 million and $8 million, respectively, of net tax-related interest expense. At January 3, 2009 and December 29, 2007, $38 million and $25 million of accrued net tax — related interest was included in Accrued interest and other liabilities in the Company’s Consolidated Balance Sheets, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada and the U.S. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

The components of Textron Financial’s deferred tax assets and liabilities are provided below:

	2008	2007
	(In millions)

Deferred tax assets:
Valuation allowance on finance receivables held for sale	$131	$—
Allowance for losses on finance receivables held for investment	75	31
Foreign currency translation	29	—
Deferred origination fees	12	10
Nonaccrual finance receivables	9	5
State net operating losses	3	15
Other	72	56

Total deferred tax assets	331	117
Valuation allowance for deferred tax assets	(27)	(11)

Net deferred tax assets	304	106
Deferred tax liabilities:
Leveraged leases	350	408
Finance leases	138	66
Equipment on operating leases	63	55
Change in status of foreign subsidiary	36	—
Other	54	49

Total deferred tax liabilities	641	578

Net deferred tax liabilities	$337	$472

At January 3, 2009, Textron Financial had state net operating loss carryforwards of approximately $613 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2009 through 2028. The valuation allowance reported above includes $3 million for the tax effect of certain state net operating loss carryforwards for which Textron Financial is unable to conclude that, more likely than not, the benefit from such carryforwards will be realized.

NOTE 16 Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delayed until the first quarter of 2009, the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include fixed assets — net and other long-term investments, which primarily represent collateral that is received in satisfaction of troubled loans.

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

	January 3, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Assets
Derivative financial instruments, net	$112	$—	$112	$—
Interest-only securities	12	—	—	12

Total assets	$124	$—	$112	$12

Derivatives

The Company’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of January 3, 2009 as most of our counterparties are AA-rated and the vast majority of our derivative instruments are in an asset position.

Interest-Only Securities

Interest-only securities are generally retained upon the sale of finance receivables to qualified special purpose trusts. These interest-only securities are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets. We review the fair values of the interest-only securities quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the carrying value. When a change in fair value is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. If a decline in the fair value is determined to be other than temporary, we record a corresponding charge to income. Changes in the assumptions utilized can have a significant impact on the valuation as described in Note 7 Receivable Securitizations.

Changes in Fair Value for Unobservable Input

The tables below present the change in fair value measurements that used significant unobservable inputs (Level 3) during the year ended January 3, 2009:

Interest-Only Securities	2008
(In millions)

Balance, beginning of period	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	66
Change in value recognized in Other income	2
Reclassification to Finance receivables held for investment	(19)
Impairment charges	(21)
Collections	(59)

Balance, end of period	$12

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset.

	January 3, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Assets
Finance receivables held for sale	$1,658	$—	$—	$1,658
Impaired loans	191	—	—	191

Total assets	$1,849	$—	$—	$1,849

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of the Company’s plan to exit portions of our commercial finance business through a combination of orderly liquidation of finance receivables as they mature and selected sales, we have classified $1.7 billion of finance receivables as held for sale. The finance receivables held for sale as of January 3, 2009 include asset-based revolving lines of credit, dealer inventory financing and golf and resort mortgages. The majority of the finance receivables held for sale were identified at the individual loan level. Golf and resort mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. Upon initial reclassification of these finance receivables to held for sale we estimated the fair value to be $293 million less than the carrying value, net of the $44 million allowance for loan losses attributable to these portfolios.

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes the sale of both pools of similar assets and the sale of individual loans. The models incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of prospective purchasers combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of prospective purchasers are compared to observable market inputs, including bids from prospective purchasers and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

Impaired Loans

Loan impairment is measured by comparing the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent, to its carrying amount. If the carrying amount is higher, the Company establishes a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired loans and the underlying collateral, which may differ from actual results. Impaired nonaccrual loans are all included in the table above since the measurement of required reserves on the Company’s impaired loans are all significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models.

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	January 3, 2009		December 29, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

Assets:
Installment contracts	$2,748	$2,408	$2,023	$2,025
Revolving loans	1,170	986	2,232	2,235
Golf course and resort mortgages	1,150	931	1,225	1,235
Distribution finance receivables	597	503	1,883	1,883
Retained interests in securitizations, excluding interest-only securities	188	178	160	160
Investment in other marketable securities	95	78	20	20

	$5,948	$5,084	$7,543	$7,558

Liabilities:
Fixed-rate debt	$2,959	$2,518	$3,063	$3,091
Variable-rate debt	2,508	2,292	2,487	2,458
Securitized on-balance sheet debt	853	824	—	—
Short-term debt	768	768	1,461	1,461
Subordinated debt	300	105	300	278
Amounts due to Textron Inc.	161	156	25	21

	$7,549	$6,663	$7,336	$7,309

Finance Receivables

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s finance leases, leveraged leases and operating leases ($608 million, $459 million and $247 million, respectively, at January 3, 2009, and $613 million, $544 million and $259 million, respectively, at December 29, 2007), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

Retained Interests in Securitizations, Excluding Interest-Only Securities

These retained interests represent the Company’s subordinated interest in finance receivables sold to qualified special purpose trusts. These interests are classified as held to maturity and recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets. Changes in the assumptions utilized can have a significant impact on the valuation as described in Note 7 Receivable Securitizations.

Investments in Other Marketable Securities

Other marketable securities represent investments in notes receivable issued by securitization trusts which purchase timeshare notes receivable from timeshare developers. These notes are classified as held to maturity and are held at cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.

Debt

In 2008, 82% of the fair value of term debt was determined based on observable market transactions. The remaining 18% was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. The fair values of short-term borrowings are assumed to approximate their carrying values.

NOTE 17 Commitments

Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. At January 3, 2009, the Company had outstanding committed facilities totaling $1.4 billion. Funding under these facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Generally, interest rates on all of these commitments are either floating-rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

The contractual amounts of the Company’s outstanding commitments to extend credit at January 3, 2009, are shown below:

(In millions)

Commitments to extend credit:
Committed revolving lines of credit	$1,242
Standby letters of credit	59
Loans	95

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2015. Rental expense was $7 million in 2008, $8 million in 2007 and $7 million in 2006. Future minimum rental commitments for all noncancelable operating leases in effect at January 3, 2009 approximated $5 million for 2009, $4 million for 2010, $4 million for 2011, $1 million for 2012, $1 million for 2013 and $1 million thereafter.

NOTE 18 Contingencies

During the third quarter of 2008, the Company decided to participate in a settlement initiative with the IRS related to certain leveraged lease transactions and one finance lease transaction, as more fully described in Note 15 Income Taxes.

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

NOTE 19 Financial Information about Operating Segments

During the fourth quarter of 2008, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. Textron Financial will continue to originate new customer relationships and finance receivables in the Aviation Finance and Golf Finance segments.

The Company continues to operate in six segments aggregated based on similar product types or industries: Asset-Based Lending, Aviation Finance, Distribution Finance, Golf Finance, Resort Finance and Structured Capital. In addition, the Company maintains a Corporate and Other segment that includes other liquidating portfolios and unallocated Corporate expenses.

	2008		2007		2006
	(Dollars in millions)

Revenues:
Distribution Finance	$207	29%	$290	33%	$268	34%
Aviation Finance	174	24%	176	20%	133	17%
Resort Finance	131	18%	137	15%	118	15%
Golf Finance	126	17%	138	16%	132	16%
Asset-Based Lending	71	10%	94	11%	90	11%
Structured Capital	11	2%	33	4%	38	5%
Corporate and Other	3	—%	7	1%	19	2%

Total revenues	$723	100%	$875	100%	$798	100%

(Loss) income from continuing operations before special charges and income taxes: (1)(2)
Distribution Finance	$(71)		$86		$99
Aviation Finance	29		48		31
Resort Finance	23		51		32
Golf Finance	(17)		38		32
Asset-Based Lending	(5)		21		12
Structured Capital	(3)		16		17
Corporate and Other	(6)		(38)		(13)

(Loss) income from continuing operations before special charges and income taxes	$(50)		$222		$210

Valuation allowance on finance receivables held for sale	293		—		—
Goodwill impairment	169		—		—
Restructuring charges	27		—		—

(Loss) income from continuing operations before income taxes	$(539)		$222		$210

Finance assets: (3)
Aviation Finance	$3,035		$2,279		$1,776
Resort Finance	1,678		1,521		1,296
Golf Finance	1,545		1,680		1,524
Distribution Finance	690		1,936		2,422
Structured Capital	603		631		756
Asset-Based Lending	—		1,004		864
Corporate and Other	90		109		170

Total finance assets	$7,641		$9,160		$8,808

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

Prior to 2007, we allocated 100% of the interest expense recognized to the Company’s operating segments without adjustment. In addition, the allocation was determined, to the extent possible, based on matching variable-rate debt with variable-rate finance assets and fixed-rate debt with fixed-rate finance assets. Any excess floating-rate debt was allocated to fixed-rate finance assets. A change in the allocation methodology was made in 2007 to measure the results of each segment more consistently with the economic characteristics of its existing portfolio, which coincided with a change in how management internally evaluates segment operating performance. The 2006 results have not been restated under the new methodology. This change had a $(3) million and $13 million effect on the collective results of the six other portfolio segments for the twelve months ended January 3, 2009 and December 29, 2007, respectively.

(2)	Indirect expenses are allocated to each segment based on the use of such resources. Most allocations are based on the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables held for investment; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; retained interests in securitizations; investment in equipment residuals; acquisition, development and construction arrangements; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 20 Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
	(In millions)

Revenues	$214	$210	$177	$239	$184	$214	$148	$212

Net interest margin	$123	$106	$102	$133	$109	$113	$64	$108
Selling and administrative expenses	54	49	49	54	57	53	54	49
Provision for losses	27	5	40	11	34	6	133	11

Income (loss) from continuing operations before special charges and income taxes	42	52	13	68	18	54	(123)	48
Valuation allowance on finance receivables held for sale	—	—	—	—	—	—	293	—
Goodwill impairment	—	—	—	—	—	—	169	—
Restructuring charges	—	—	—	—	—	—	27	—

Income (loss) from continuing operations before income taxes	42	52	13	68	18	54	(612)	48
Income tax expense (benefit)	11	17	9	27	4	22	(102)	11

Net income (loss)	$31	$35	$4	$41	$14	$32	$(510)	$37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Operating Officer (our “COO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our COO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our COO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Omitted per Instruction I of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted per Instruction I of Form 10-K.

Item 14. Principal Accounting Fees and Services

The aggregate fees for professional services rendered by Ernst & Young LLP during 2008 and 2007 were as follows:

Audit Fees — Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.4 million in 2008 and $1.5 million in 2007.

Audit Related Fees — Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Fees were $40 thousand in 2008 and $115 thousand in 2007.

Tax Fees — Fees for tax services relating to consultations and compliance were $50 thousand in 2008 and $40 thousand in 2007.

All Other Fees — No other products or services were provided by Ernst & Young LLP during either of the last two fiscal years.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(1) List of Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of Textron Financial and subsidiaries are included in Item 8:

1.	Consolidated Statements of Income for each of the years in the three-year period ended January 3, 2009.

2. Consolidated Balance Sheets at January 3, 2009 and December 29, 2007.

3. Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 3, 2009.

4.	Consolidated Statements of Changes in Shareholder’s Equity for each of the years in the three-year period ended January 3, 2009.

5.	Notes to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2)	Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

Exhibit
No.

3.1		Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).
3.2		By-Laws of Textron Financial Corporation as of May 2, 2000. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q filed August 11, 2000.
4	.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4	.1B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Corporation and U.S. Bank National Association (successor to SunTrust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4	.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

Exhibit
No.

4	.2B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to SunTrust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4	.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp., including the form of the Guaranty by Textron Financial Corporation. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4	.3A	Amended and Restated Indenture, dated as of May 26, 2005, by and between Textron Financial Floorplan Master Note Trust and The Bank of New York, as indenture trustee. Incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3B	Amended and Restated Series 2001-1 Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.2 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3C	Series 2005-A Supplement, dated as of May 26, 2005, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.3D	Series 2006-A Supplement, dated as of April 19, 2006, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 24, 2006.
4	.3E	Series 2007-A Supplement, dated as of March 29, 2007, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer, incorporated herein by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 30, 2007.
4	.3F	Amended and Restated Trust Agreement, dated as of May 26, 2005, among Textron Financial, Textron Receivables Corporation III and SunTrust Delaware Trust Company, as owner trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed June 1, 2005.
4	.4A	Indenture, dated as of February 8, 2007, between Textron Financial Corporation and Deutsche Bank Trust Company Americas, as trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4	.4B	Contribution Agreement, dated February 8, 2007, between Textron Financial Corporation and Textron Inc, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4	.4C	Replacement Capital Covenant, dated February 8, 2007, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4	.5A	Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed March 26, 2008.
4	.5B	Series 2008-CP-2 Supplement, dated as of May 13, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 15, 2008.
4	.5C	Amendment No. 1, dated as of May 13, 2008, to Series 2008-CP-1 Supplement, dated as of March 20, 2008, to the Amended and Restated Indenture, dated as of May 26, 2005, by and among Textron Financial Floorplan Master Note Trust, The Bank of New York, as indenture trustee, and Textron Financial, as servicer. Incorporated by reference to Exhibit 4.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 15, 2008.

Exhibit
No.

10.1		Support Agreement dated as of May 25, 1994, between Textron Financial Corporation and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.2		Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10.3		Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990. Incorporated by reference to Exhibit 10.3 to Textron Financial Corporation’s Statement on Form 10 (File No. 0-27559).
10	.4A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.
10	.4B	Amendment No. 1, dated as of April 21, 2006, to the 5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.
10	.4C	Amendment No. 2, dated as of April 20, 2007, to the 5-Year Credit Agreement, dated as of March 28, 2005, as amended on April 21, 2006, among Textron the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of Textron Inc.’s Current Report on Form 8-K filed April 25, 2007.
10	.5A	364-Day Credit Agreement dated March 31, 2003 among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.3 to Textron Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10	.5B	Amendment, dated as of July 28, 2003, to the 364-Day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
10	.5C	Amendment No. 2, dated as of March 29, 2004, to the 364-day Credit Agreement among Textron Inc., the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004.
10	.6A	364-Day Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.6B	Amendment, dated as of July 26, 2004, to the 364-day Credit Agreement dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
10	.6C	Amendment No. 2, dated as of July 25, 2005, to the 364-Day Credit Agreement dated as of July 28, 2003, among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.
10	.7B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10	.7C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement, dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.

Exhibit
No.

10	.7D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement, dated as of July 28, 2003, as amended on March 28, 2005 and April 28, 2006, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 27, 2007.
12		Computation of Ratio of Earnings to Fixed Charges.
23		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney dated as of February 26, 2009.
31.1		Certification of Chief Operating Officer Pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 26 day of February 2009.

Textron Financial Corporation
Registrant

By:	*
Buell J. Carter, Jr.
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 26 day of February 2009, by the following persons on behalf of the registrant and in the capacities indicated:

By:	*
Buell J. Carter, Jr.
President and Chief Operating Officer,
Director (Principal Executive Officer)

By:	*
Mary F. Lovejoy
Director

By:	/s/ Thomas J. Cullen
Thomas J. Cullen
Executive Vice President and Chief Financial Officer
Director (Principal Financial Officer)

By:	/s/ Thomas N. Nichipor
Thomas N. Nichipor
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

*By:	/s/ Elizabeth C. Perkins
Elizabeth C. Perkins
Attorney-in-fact