Form 10-Q
period 2009-03-31
TEXTRON FINANCIAL CORP
filed 2009-04-29
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes. ☑      No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☐     No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes. ☐     No. ☑

All of the shares of common stock of the registrant are owned by Textron Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
	(In millions)

Finance charges	$115	$155
Securitization (losses) gains	(7)	20
Rental revenues on operating leases	8	9
Other income	6	30

Total revenues	122	214
Interest expense	54	86
Depreciation of equipment on operating leases	5	5

Net interest margin	63	123
Provision for losses	76	27
Selling and administrative expenses	53	54

(Loss) income before special charges and income taxes	(66)	42
Special charges	3	—

(Loss) income before income taxes	(69)	42
Income tax (benefit) expense	(16)	11

Net (loss) income	$(53)	$31

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	January 3,
	2009	2009
	(In millions)

Assets
Cash and equivalents	$637	$16
Finance receivables held for investment, net of unearned income:
Installment contracts	2,713	2,787
Revolving loans	1,277	1,208
Distribution finance receivables	1,183	647
Golf course and resort mortgages	1,133	1,206
Finance leases	579	608
Leveraged leases	387	459

Total finance receivables held for investment	7,272	6,915
Allowance for losses on finance receivables held for investment	(220)	(191)

Finance receivables held for investment — net	7,052	6,724
Finance receivables held for sale	887	1,658
Equipment on operating leases — net	239	247
Other assets	748	699

Total assets	$9,563	$9,344

Liabilities and equity
Liabilities
Accrued interest and other liabilities	$404	$379
Amounts due to Textron Inc.	30	161
Deferred income taxes	212	337
Debt	7,954	7,388

Total liabilities	8,600	8,265

Equity
Shareholder’s equity
Capital surplus	1,217	1,217
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(55)	(55)
Retained deficit	(195)	(58)

Total shareholder’s equity	942	1,079
Noncontrolling interest	21	—

Total equity	963	1,079

Total liabilities and equity	$9,563	$9,344

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(53)	$31
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax provision	(121)	2
Increase (decrease) in income taxes payable	92	(9)
Provision for losses	76	27
Depreciation	7	7
Collections in excess of non-cash gains/impairments on securitizations and syndications	6	(7)
Restructuring charges	3	—
Amortization	1	3
Decrease in accrued interest and other liabilities	(6)	(3)
Other — net	13	1

Net cash provided by operating activities	18	52
Cash flows from investing activities:
Finance receivables originated or purchased	(1,325)	(3,033)
Finance receivables repaid	1,513	2,092
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	72	10
Proceeds from receivable sales, including securitizations	59	459
Other investments	11	2
Purchase of assets for operating leases	(3)	(7)

Net cash provided (used) by investing activities	327	(477)
Cash flows from financing activities:
Proceeds from line of credit	1,740	—
Net (decrease) increase in commercial paper	(735)	612
Principal payments on long-term debt	(221)	(471)
Proceeds from issuance of long-term debt	—	424
Principal payments on secured debt	(193)	—
Proceeds from issuance of secured debt	16	—
Principal payments on nonrecourse debt	(129)	(42)
Net (decrease) increase in other short-term debt	(8)	31
Net decrease in intercompany loan due to Textron Inc.	(133)	—
Proceeds from sale of noncontrolling interest	21	—
Capital contributions from Textron Inc.	2	2
Dividends paid to Textron Inc.	(86)	(144)

Net cash provided by financing activities	274	412
Effect of exchange rate changes on cash	2	—

Net increase (decrease) in cash and equivalents	621	(13)
Cash and equivalents at beginning of year	16	60

Cash and equivalents at end of period	$637	$47

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

		Investment
		in Parent	Accumulated		Total
		Company	Other	Retained	Share-
	Capital	Preferred	Comprehensive	Earnings	holder’s	Noncontrolling	Total
	Surplus	Stock	Income (Loss)	(Deficit)	Equity	Interest	Equity

Balance December 29, 2007	$592	$(25)	$26	$545	$1,138	$—	$1,138
Comprehensive loss:
Net loss	—	—	—	(461)	(461)	—	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	(79)	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(1)	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss	—	—	(81)	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	(542)	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	634	—	634
Dividends to Textron Inc.	(9)	—	—	(142)	(151)	—	(151)

Balance January 3, 2009	1,217	(25)	(55)	(58)	1,079	—	1,079
Comprehensive loss:
Net loss	—	—	—	(53)	(53)	—	(53)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	2	—	2	—	2
Change in unrealized net losses on interest-only securities, net of income tax benefit	—	—	(2)	—	(2)	—	(2)

Other comprehensive loss	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	(53)	—	(53)
Capital contributions from Textron Inc.	2	—	—	—	2	—	2
Dividends to Textron Inc.	(2)	—	—	(84)	(86)	—	(86)
Sale of noncontrolling interest	—	—	—	—	—	21	21

Balance March 31, 2009	$1,217	$(25)	$(55)	$(195)	$942	$21	$963

See Notes to the Consolidated Financial Statements.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 3, 2009. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. In the first quarter of 2009, we sold a 51% residual interest in the Aviation Finance securitization trust to Textron Inc., which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at March 31, 2009, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.	Recent Accounting Pronouncements

In March 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP amends the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. It requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis, regardless of the entity’s positive intent and ability to hold the asset to maturity. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of Other comprehensive income and amortized over the remaining life of the security. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and the Company is currently evaluating the potential effect adoption may have on its Statement of Position and Results of Operations.

In March 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly”. The FSP requires entities to evaluate the significance and relevance of market factors for Level 2 fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and the Company does not believe the adoption will have a material effect on its Statement of Position or Results of Operations.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.	Other Income

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In millions)

Servicing income	$10	$10
Investment income	4	4
Late charges	1	1
Syndication income	—	2
Prepayment gains	(1)	1
Portfolio (losses) gains	(10)	5
Other	2	7

Total other income	$6	$30

Portfolio (losses) gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, investments and (losses) gains incurred on the sale or early termination of finance assets.

The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

Note 4.	Special Charges

In the fourth quarter of 2008 we announced a restructuring program resulting in a total charge of $27 million which included $11 million of non-cash asset impairments, $1 million of contract termination costs and $15 million of estimated employee severance costs. In addition, during the first quarter of 2009, the Company incurred severance and contract termination costs of $2 million and $1 million, respectively. As of March 31, 2009, since inception of the program the Company has paid severance related benefits of $8 million which were charged against the restructuring reserve. The detail of the reserve account is presented below:

	Severance	Contract
	Costs	Terminations	Total
	(In millions)

Balance at January 3, 2009	$11	$1	$12
Additions	2	1	3
Cash Paid	(4)	—	(4)

Balance at March 31, 2009	$9	$2	$11

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	March 31,	January 3,
	2009	2009
	(In millions)

Total managed and serviced finance receivables	$11,201	$12,173
Nonrecourse participations	(813)	(820)
Third-party portfolio servicing	(493)	(532)

Total managed finance receivables	9,895	10,821
Securitized finance receivables	(1,736)	(2,248)

Finance receivables	8,159	8,573
Finance receivables held for sale	(887)	(1,658)

Finance receivables held for investment	$7,272	$6,915

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Golf Finance and Asset-Based Lending, which are sold to independent investors.

Finance receivables held for investment at both March 31, 2009 and January 3, 2009 include approximately $1.1 billion of finance receivables that have been legally sold to special purpose entities (“SPE’s”) and are consolidated subsidiaries of Textron Financial. The assets of the SPE’s are pledged as collateral for $675 million and $853 million of debt as of March 31, 2009 and January 3, 2009, respectively, which have been reflected as securitized on-balance sheet debt. Finance receivables held for investment also include approximately $49 million and $102 million of finance receivables that were unfunded at March 31, 2009 and January 3, 2009, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Finance Receivables Held for Investment

Portfolio Maturities

Portfolio maturities of finance receivables held for investment outstanding at March 31, 2009, were as follows:

	Less Than	1-2	2-3	3-4	4-5	More Than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)

Installment contracts	$410	$337	$346	$359	$338	$923	$2,713
Revolving loans	345	466	347	189	4	26	1,377
Distribution finance receivables	783	266	70	51	70	—	1,240
Golf course and resort mortgages	103	218	274	178	105	255	1,133
Finance leases	146	133	113	60	17	110	579
Leveraged leases	15	1	8	(9)	(6)	378	387

Total finance receivables held for investment	$1,802	$1,421	$1,158	$828	$528	$1,692	$7,429

Finance receivables often are repaid or refinanced prior to maturity, and in some instances payment may be delayed or extended beyond the scheduled maturity. Accordingly, the above tabulations should not be regarded as a forecast of future cash collections. Finance receivable receipts related to distribution finance receivables and revolving loans are based on historical cash flow experience. Finance receivable receipts related to leases and term loans are based on contractual cash flows.

In connection with our fourth quarter 2008 plan to exit portions of the commercial finance business, we classified certain finance receivables as held for sale. Following an effort to market the portfolios held for sale in the first quarter of 2009 and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have reclassified $654 million, net of a $157 million valuation allowance, from the held for sale classification to held for investment. This valuation allowance is excluded from the portfolio maturities table above. There was no significant change in the fair value of these reclassified finance receivables or the remaining $887 million of finance receivables that continue to be classified as held for sale at March 31, 2009.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leveraged Leases

The table below provides a summary of the Company’s net investment in leveraged leases:

	March 31,	January 3,
	2009	2009
	(In millions)

Rental receivable	$1,059	$1,252
Nonrecourse debt	(623)	(759)
Estimated residual values of leased assets	194	229

	630	722
Less unearned income	(243)	(263)

Investment in leveraged leases	387	459
Deferred income taxes	(277)	(350)

Net investment in leveraged leases	$110	$109

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Finance receivables classified as held for sale of $887 million and $1.7 billion at March 31, 2009 and January 3, 2009 are reflected at fair value, and are excluded from the loan impairment disclosures below.

	March 31,	January 3,
	2009	2009
	(In millions)

Impaired nonaccrual finance receivables	$388	$234
Impaired accrual finance receivables	91	19

Total impaired finance receivables	$479	$253

Impaired nonaccrual finance receivables with identified reserve requirements	$278	$182
Allowance for losses on impaired nonaccrual finance receivables	$52	$43

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months. The increase in nonaccrual finance receivables is primarily attributable to several hotel and land development accounts within Resort Finance segment and to a significant increase in delinquent accounts, combined with weakening collateral values in the Aviation Finance segment.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	January 3,
	2009	2009
	(In millions)

Impaired nonaccrual finance receivables	$388	$234
Nonaccrual homogeneous finance receivables	56	43

Total nonaccrual finance receivables	$444	$277

The average recorded investment in impaired nonaccrual finance receivables during the first quarter of 2009 was $311 million compared to $88 million in the corresponding period in 2008. The average recorded investment in impaired accrual finance receivables amounted to $45 million in the first quarter of 2009 compared to $12 million in the corresponding period in 2008.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $8 million and $1 million in the first quarters of 2009 and 2008, respectively. No finance charges were recognized using the cash basis method.

Textron Financial has a performance guarantee from Textron for leases with the U.S. and Canadian subsidiaries of Collins & Aikman Corporation (“C&A”). In 2005, C&A filed for bankruptcy protection and the lease terms expired. The outstanding balance on these leases totaled $11 million at both March 31, 2009 and January 3, 2009. We have not classified these leases as nonaccrual due to the performance guarantee from Textron.

Note 7.	Other Assets

	March 31,	January 3,
	2009	2009
	(In millions)

Retained interests in securitizations	$191	$200
Operating assets received in satisfaction of troubled finance receivables	167	84
Repossessed assets and properties	94	70
Investments in other marketable securities	87	95
Other long-term investments	27	30
Fixed assets — net	26	24
Other	156	196

Total other assets	$748	$699

Interest-only securities within retained interests in securitizations were $3 million and $12 million at March 31, 2009 and January 3, 2009, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. No unrealized losses on these investments have been in a continuous, unrealized loss position for greater than twelve months as of March 31, 2009. Unrealized losses of $21 million are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts.

Repossessed assets and properties are assets we intend to sell in a relatively short period of time and are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. Subsequent declines in fair value are recorded in the Other component of Other income.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of March 31, 2009 they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Other income for the shortfall between estimated fair value and the carrying amount. The cash flows related to these assets, net of investment made for capital improvements, are recorded in Selling and administrative expenses.

To conform with current presentation, $66 million of assets previously classified as Other long-term investments and $18 million of assets previously classified as Repossessed assets and properties are now classified as Operating assets received in satisfaction of troubled finance receivables.

Note 8.	Comprehensive (Loss) Income

Comprehensive (loss) income is summarized below:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In millions)

Net (loss) income	$(53)	$31
Foreign currency translation, net of income taxes	2	(16)
Net deferred gain on hedge contracts, net of income taxes of $0.4 million in 2008	—	1
Net deferred (loss) gain on interest-only securities, net of income tax benefit of $1.2 million and income taxes of $0.4 million, respectively	(2)	1

Comprehensive (loss) income	$(53)	$17

Note 9.	Fair Value of Financial Instruments

In the first quarter of 2009, we adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. This adoption did not have a material impact on our financial position or results of operations.

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

	March 31, 2009
		Significant
	Significant Other	Unobservable
	Observable Inputs	Inputs
	(Level 2)	(Level 3)
	(In millions)

Derivative financial instruments, net	$84	$—
Interest-only securities	—	3

Total assets	$84	$3

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the periods ended March 31, 2009 and March 31, 2008:

	March 31,	March 31,
	2009	2008
	(In millions)

Interest-only securities
Balance, beginning of period	$12	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	21
Change in value recognized in Other income	—	1
Change in value recognized in Other comprehensive income	(3)	2
Impairments	(6)	—
Collections	—	(15)

Balance, end of period	$3	$52

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2009
Significant
Unobservable
Inputs
(Level 3)
(In millions)

Finance receivables held for sale	$887
Impaired loans	226
Repossessed assets and properties	6
Operating assets received in satisfaction of troubled finance receivables	6

Total assets	$1,125

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. There was no significant change in the fair value of the finance receivables held for sale and no changes to the methodology used to determine fair value for these receivables during the first quarter of 2009. See Note 6 Finance Receivables Held for Investment regarding the change in classification of certain finance receivables from held for sale to held for investment during the first quarter of 2009.

Impaired Loans

Fair value measurements recorded during the quarter ended March 31, 2009 on impaired loans resulted in a $32 million charge to Provision for losses in the Consolidated Statement of Operations, and were primarily related to initial fair value adjustments for loans impaired during the quarter.

Repossessed Assets and Properties / Operating Assets Received in Satisfaction of Troubled Finance Receivables

The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, the Company records a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to income for any shortfall between estimated fair value and the carrying amount. Fair value measurements recorded during the quarter ended March 31, 2009 on these assets resulted in a $4 million charge recorded to Other income in the Consolidated Statement of Operations.

Note 10.	Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in the first quarter of 2009 and 2008. The fair values of

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure as of March 31, 2009 and January 3, 2009.

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	March 31,	January 3,	March 31,	January 3,	March 31,	January 3,
	2009	2009	2009	2009	2009	2009
	(In millions)

Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$1,897	$2,055	$97	$112	$—	$—
Fixed-rate receivable	379	32	—	—	(19)	(7)

Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	80	139	—	—	(3)	—

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	140	9	21	—	—
Foreign-dollar denominated variable-rate receivable	5	5	—	—	(1)	(1)

	$2,501	$2,371	$106	$133	$(23)	$(8)

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s derivatives relating to interest rate risk and foreign currency exposure, which have not been designated in hedge relationships as of March 31, 2009 and January 3, 2009.

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	March 31,	January 3,	March 31,	January 3,	March 31,	January 3,
	2009	2009	2009	2009	2009	2009
			(In millions)

Foreign currency forward exchange agreements	$654	$536	$1	$—	$—	$—
Interest rate exchange agreements	—	336	—	—	—	(13)

	$654	$872	$1	$—	$—	$(13)

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

The effect of derivative instruments in the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 is as follows.

		Amount of Gain/(Loss)
		Three Months Ended
		March 31,	March 31,
	Gain/(Loss) Location	2009	2008
		(In millions)

Fair Value Hedges
Interest rate exchange agreements	Interest expense	$2	$48

Non-designated Hedges
Interest rate exchange agreements	Other income	$(1)	$—
Foreign currency forward exchange agreements	Selling and administrative expenses	$—	$(3)

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amount of Gain/(Loss) in
	Other Comprehensive
	Income Three Months			Gain/(Loss) Amount
	Ended			Three Months Ended
	March 31,	March 31,		March 31,	March 31,
	2009	2008	Gain/(Loss) Location	2009	2008
	(In millions)

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreement
Interest impact	$1	$(1)	Interest expense	$1	$—
Foreign exchange impact			Selling and administrative expenses	(12)	1

Note 11.	Receivable Securitizations

As of March 31, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis. Proceeds from securitizations in the table below include amounts received related to the incremental increase in the issuance of asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.

The table below summarizes net pre-tax (impairments) gains recognized and certain cash flows received from and paid to the Distribution Finance revolving securitization trust during the three months ended March 31, 2009 and March 31, 2008, respectively.

	2009	2008
	(In millions)

Net pre-tax (impairments) gains	$(6)	$15
Proceeds from securitizations	—	250
Cash flows received on retained interests	—	13
Servicing fees received	8	8

The Company had $182 million and $191 million of seller certificates associated with $1.7 billion and $2.2 billion of finance receivables in the Distribution Finance securitization trust as of March 31, 2009 and January 3, 2009, respectively. In addition to the $1.7 billion finance receivables, the trust held $502 million of cash as of March 31, 2009. This cash was accumulated by the trust during the first quarter of 2009, from collections of finance receivables, to pay off $600 million of maturing asset-backed notes and $42 million of our retained interests in April 2009. We review the fair values of the retained interests quarterly using updated assumptions and compare such amounts with the carrying value. When the carrying value exceeds the fair value, we determine whether the decline in fair value is other than temporary. If the value of the decline is other than temporary, the retained interests are written down to fair value with a corresponding charge to income. When a change in fair value of interest-only securities is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. During the first quarter of 2009, we recorded a $6 million impairment charge to income and a $2 million charge to Other comprehensive income on the interest-only securities associated with the Distribution Finance revolving securitization. There was no impairment charge recorded on the remaining retained

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interests, which are classified as held to maturity, as the $23 million shortfall between fair value and carrying value was deemed temporary.

At March 31, 2009, the key economic assumptions used in measuring the retained interests related to the Distribution Finance revolving securitization and the potential additional losses based on the sensitivity of these assumptions are presented below.

	Assumptions at	10% Adverse	20% Adverse
	March 31, 2009	Change	Change
	(Dollars in millions)

Expected credit losses (annual rate)	1.89%	$(3)	$(5)
Monthly payment rate	12.8%	(3)	(5)
Residual cash flows discount rate	18.5%	(4)	(7)

Net charge-offs as a percentage of distribution finance receivables was 3.85% and 1.94% for the three months ended March 31, 2009 and twelve months ended January 3, 2009, respectively. The 60+ days contractual delinquency percentage for distribution finance receivables was 2.71% and 2.08% at March 31, 2009 and January 3, 2009, respectively.

Note 12.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Federal statutory income tax rate	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	—	1.8
Foreign tax rate differential	13.0	(12.7)
Canadian dollar functional currency	—	0.1
Change in state valuation allowance	(0.9)	(0.5)
Tax contingencies	2.1	5.3
Tax credits	(1.0)	(1.9)
Change in status of foreign subsidiary	(0.1)	—
Other, net	(0.4)	(0.3)

Effective income tax rate	(22.3)%	26.8%

For the three months ended March 31, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the effects of events related to cross border financing and interest on tax contingencies, the majority of which is associated with leveraged leases, partially offset by tax credits and a reduction in the state valuation allowance.

For the three months ended March 31, 2008, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a capital loss carryback by one of the Company’s wholly-owned Canadian subsidiaries and tax credits, partially offset by state tax expense and interest on tax contingencies, the majority of which is associated with leveraged leases.

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of 2008, the Company received an offer from the Internal Revenue Service (“IRS”) to participate in a settlement initiative related to its challenge of tax deductions taken by the Company related to certain leveraged lease transactions with a total initial investment of approximately $209 million and one finance lease transaction with a current investment balance of $35 million. Based on the terms of the settlement initiative and management’s decision to accept the offer to participate, we revised our estimate of this tax contingency. Final resolution of the settlement initiative will also result in the acceleration of cash payments to the IRS. At March 31, 2009, $137 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. In addition, $62 million of federal tax liabilities are included in Accrued interest and other liabilities related to these leases at March 31, 2009. The majority of such cash payments are expected to occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years.

Note 13.	Contingencies

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

Note 14.	Financial Information about Operating Segments

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In millions)

Revenues:
Aviation Finance	$42	$50
Resort Finance	28	35
Golf Finance	23	34
Distribution Finance	20	65
Asset-Based Lending	12	20
Structured Capital	(2)	9
Corporate and Other	(1)	1

Total revenues	$122	$214

(Loss) income before special charges and income taxes:(1)(2)
Aviation Finance	$(20)	$17
Resort Finance	(14)	15
Golf Finance	(14)	9
Distribution Finance	(13)	12
Asset-Based Lending	5	(12)
Structured Capital	(5)	5
Corporate and Other	(5)	(4)

(Loss) income before special charges and income taxes	$(66)	$42

Special charges	3	—

(Loss) income before income taxes	$(69)	$42

	March 31,	January 3,
	2009	2009
	(In millions)

Finance assets:(3)
Aviation Finance	$2,971	$3,035
Golf Finance	1,748	1,806
Resort Finance	1,704	1,727
Distribution Finance	1,405	1,389
Structured Capital	559	603
Asset-Based Lending	506	649
Corporate and Other	72	90

Total finance assets	$8,965	$9,299

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-

Item 1.	Financial Statements (Continued)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rate debt costs and all fixed-rate finance assets with fixed-rate debt costs. Due to our significant difficulty in accessing the capital markets, the interest rate is determined based on a theoretical approach. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense. This resulted in the allocation of $11 million of interest expense to the six operating segments in excess of the interest expense actually incurred by the Company.

(2)	Due to management’s decision to downsize the commercial finance business of Textron Financial and the resulting variations in personnel levels and job responsibilities, indirect expenses are no longer being allocated to each segment. These indirect expenses of $16 million were aggregated in the Corporate and Other segment in the first quarter of 2009. Prior to 2009, indirect expenses were allocated to each segment based on the use of such resources and were based primarily upon the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; retained interests in securitizations; investment in equipment residuals; acquisition, development and construction arrangements; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 1A.	Risk Factors

Our ability to fund our captive financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

The long-term viability and profitability of our business of the financing of customer purchases of Textron-manufactured products is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, are dependent on our credit ratings and are subject to credit market volatility. With our recent lack of access to the credit markets, we are currently funding our customer financing activity through a combination of cash generated from operations, cash on hand from our drawdown of our bank credit line, revolving securitization facilities and third-party funding arrangements. Our ability to continue to offer customer financing for the products which Textron manufactures is largely dependent on our ability to obtain funding at a reasonable cost. In addition, because we, as a non-bank finance company, do not have access to any of the various assistance programs being provided by the federal government to banking institutions, we may not be able to continue to offer customer financing at rates and terms competitive with those offered by banking institutions. If we are unable to continue to offer competitive customer financing, it could adversely affect our results of operations and financial condition.

If our estimates or assumptions used in determining the fair value of certain of our assets and our allowance for losses on finance receivables prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially adversely affected.

We use estimates and various assumptions in determining the fair value of certain of our assets, including finance receivables held-for-sale and interest-only securities representing, retained interests from securitizations of receivables, which do not have active, quoted market prices. We also use estimates and assumptions in determining our allowance for losses on finance receivables and in determining the residual values of leased equipment and the value of repossessed assets and properties. It is difficult to determine the accuracy of these estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

If we fail to comply with the covenants contained in our various debt agreements, it may adversely affect our liquidity, results of operations and financial condition.

Our credit facility contains affirmative and negative covenants including (i) limitations on creation of liens on assets; (ii) prohibition of certain consolidations, mergers or sale or transfer of all or any substantial part of our assets; (iii) the requirement to continue in the finance business and maintain existence, rights and franchises, (iv) maintenance of maximum leverage (not to exceed nine times consolidated net worth and qualifying subordinated obligations, as defined), (v) maintenance of minimum consolidated net worth ($200 million), (vi) maintenance of a fixed charges coverage ratio (no less than 125%) and (vii) limitations on debt incurred by certain subsidiaries. The indentures governing our outstanding senior notes also contain covenants, including limitations on creation of liens on assets and maintenance of existence, rights and franchises; in addition, consolidations, mergers or sale of all or substantially all of our assets may only be effected if certain provisions are complied with. We also have issued various debt securities under other agreements which contain substantially similar covenants related to some or all of the items addressed in our credit facility and indentures.

Some of these covenants may limit our ability to engage in certain financing structures, create liens, sell assets or effect a consolidation or merger. In addition, our various agreements contain certain cross-default or cross-acceleration provisions which could result in a default under one agreement triggering rights or actions under another agreement. As a result, an event of default under our credit facility, for example, could result in all outstanding obligations under some or all of our other debt agreements to become immediately due and payable. If such acceleration were to occur, we may not have adequate funds to satisfy all of our outstanding obligations.

Failure to comply with material provisions of the covenants in the credit facility, the indentures or any of our other debt agreements could have a material adverse effect on our liquidity and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

On December 22, 2008, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. The current exit plan applies to $6.5 billion of managed finance receivables within our $9.9 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. The portion of the business supporting the financing of customer purchases of products which Textron manufactures is primarily operated within our Aviation Finance and Golf Finance segments.

We achieved $926 million of managed finance receivable reductions during the first quarter of 2009. Reductions were achieved in all six of our operating segments, but were primarily driven by a $495 million (15%) reduction in Distribution Finance and a $142 million (22%) reduction in Asset Based Lending. The receivable liquidations resulted from the combination of scheduled finance receivable collections, discounted payoffs of loans, sales of assets, repossession of collateral and charge-offs. In both Distribution Finance and Asset Based Lending, a significant amount of the reduction resulted from the transition of borrowers to new lenders. Repossession, foreclosure, or the maturity of leveraged leases with residual values represented $171 million of the managed finance receivable reduction. However, we also generated $83 million from the collection or sale of these assets and other investments during the first quarter. The primary reason for the net increase in these assets was the foreclosure of 13 golf courses related to a single borrower in January 2009.

As a result of the December downsizing plan, $2.9 billion of the managed liquidating receivables were designated for sale or transfer, of which about $1.2 billion were securitized receivables and $1.7 billion were owned assets classified as held for sale. During the first quarter, the balance of these managed receivables was reduced by approximately $400 million to $2.5 billion. Approximately $900 million of this balance is currently securitized and $1.5 billion are owned assets. We did not have any portfolio sales in excess of $50 million during the first quarter, however we continue to see interest in many of the portfolios originally classified as held for sale. Following an effort to market the portfolios held for sale in the first quarter of 2009 and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have classified $654 million, net of a $157 million valuation allowance, from the held for sale classification to held for investment. There was no significant change in the fair value of these reclassified finance receivables or the remaining $887 million of finance receivables that continue to be classified as held for sale at March 31, 2009.

Portfolio quality statistics weakened during the first quarter of 2009. Nonaccrual finance receivables increased to $444 million (6.11%) as of March 31, 2009 from $277 million (4.01%) as of January 3, 2009 and 60+ day delinquency as a percentage of finance receivables held for investment increased to 4.29% as of March 31, 2009 from 2.59% as of January 3, 2009. This deterioration was most significant in the Resort Finance and Aviation Finance portfolios. We expect these statistics to continue to deteriorate in subsequent quarters as a result of continued difficult general economic conditions, the lack of liquidity for borrowers in many of our industries and the continued implementation of our plan to downsize our commercial finance portfolios which do not provide support for the purchase of Textron manufactured products. As a result of this continued trend, Allowance for losses on finance receivables held for investment increased $29 million as compared to January 3, 2009.

Financial Condition

Liquidity and Capital Resources

Textron Financial has historically mitigated liquidity risk (i.e., the risk that we will be unable to fund maturing liabilities or the origination of new finance receivables) by developing and preserving reliable sources of capital. We

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

have traditionally used a variety of financial resources to meet these capital needs. Cash has been provided from finance receivable collections, sales and securitizations, as well as the issuance of commercial paper and term debt in the public and private markets. We have historically utilized both our $1.75 billion committed bank credit lines and Textron’s $1.25 billion committed bank credit line to support the issuance of commercial paper. We also borrow available cash from Textron when it is in the collective economic interest of Textron Financial and Textron.

Due to the unprecedented levels of volatility of the credit markets in the second half of 2008, our deteriorating financial performance and the reductions in our credit ratings, our access the commercial paper, term debt and securitization markets on favorable terms has been significantly restricted. On February 3, 2009, we borrowed the $1.74 billion available balance of the $1.75 billion committed bank credit line due to the current economic environment and the risks associated with the capital markets in general, including the continued difficulty in accessing sufficient commercial paper on a daily basis. Textron also borrowed the available balance of its $1.25 billion committed bank credit line. A portion of these borrowings were utilized to repay commercial paper, which has been reduced from $743 million outstanding as of January 3, 2009 to $8 million outstanding as of March 31, 2009. The remaining cash, combined with the proceeds from liquidation, will be used to repay our maturing term debt and securitization funding sources. These facilities provide funding at favorable borrowing spreads to LIBOR and will reduce our interest expense as compared to the borrowing spreads we had been achieving on commercial paper issuances prior to borrowing the remaining available balance on the credit line. Amounts borrowed under the credit facilities are due in April 2012.

Due to the reduced availability of traditional sources of liquidity, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. Under the exit plan, we originally expected to liquidate at least $2.6 billion of managed finance receivables, net of originations, in 2009, and expected to use approximately $2.0 billion of proceeds from liquidations to pay maturing securitized off-balance sheet debt. During the first quarter, we liquidated $926 million of managed finance receivables and now expect to liquidate at least $3.0 billion, net of originations, in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes Textron Financial’s contractual payments and receipts, including all managed finance receivables and both on- and off-balance sheet funding sources as of March 31, 2009, for the specified periods:

	Payments/Receipts Due by Period
	Less Than	1-2	2-3	3-4	4-5	More Than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)

Payments due:
Multi-year credit facilities and commercial paper	$8	$—	$—	$1,740	$—	$—	$1,748
Other short-term debt	16	—	—	—	—	—	16
Term debt	2,075	2,211	53	203	428	147	5,117
Securitized on-balance sheet debt	218	67	79	87	71	153	675
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt	2,031	5	—	—	—	31	2,067
Loan commitments	42	6	2	—	—	66	116
Operating lease rental payments	5	4	4	1	1	1	16

Total payments due	4,395	2,293	138	2,031	500	698	10,055

Cash and contractual receipts:
Finance receivable receipts — held for investment	1,802	1,421	1,158	828	528	1,692	7,429
Finance receivable receipts — held for sale	349	195	224	205	6	64	1,043
Securitized off-balance sheet finance receivable and cash receipts	2,202	5	—	—	—	31	2,238
Operating lease rental receipts	30	26	22	16	9	22	125

Total contractual receipts	4,383	1,647	1,404	1,049	543	1,809	10,835
Cash	637	—	—	—	—	—	637

Total cash and contractual receipts	5,020	1,647	1,404	1,049	543	1,809	11,472

Net cash and contractual receipts (payments)	$625	$(646)	$1,266	$(982)	$43	$1,111	$1,417

Cumulative net cash and contractual receipts (payments)	$625	$(21)	$1,245	$263	$306	$1,417

This liquidity profile, combined with the excess cash generated by our borrowing under the committed credit facility, is an indicator of our ability to repay outstanding funding obligations, assuming contractual collection of all finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. The future receipt of interest we charge borrowers on finance receivables and payments of interest charged on debt obligations are excluded from this presentation. This profile also excludes cash which may be generated by the disposal of operating lease residual assets and Other assets in addition to cash which may be used to pay future income taxes and Accrued interest and other liabilities.

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

Contractual receipts and payments exclude finance charges from finance receivables, debt interest payments and other items. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value. Securitized off-balance sheet finance receivable and cash receipts include $502 million of cash collections accumulated in the Distribution Finance revolving securitization trust collection account which will be utilized to payoff maturing securitized off-balance sheet debt in April 2009.

At March 31, 2009, Textron Financial had unused commitments to fund new and existing customers under $1.0 billion of committed revolving lines of credit. These loan commitments generally have an original duration of less than three years and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not necessarily represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance segment, which do not contractually obligate the Company to provide funding, however, we may choose to fund under these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential fundings is included as a contractual obligation in the table above.

In addition to the liquidity sources contained in the table above, management is pursuing multiple avenues for improving our liquidity profile. These avenues include additional financing secured by finance receivables, sales of portfolios classified as held for sale, transfers of existing funding obligations to new financing providers and loans from government agencies specializing in assistance with the financing of the foreign sale of products manufactured in the United States and Canada. The successful execution of these financing solutions would mitigate the inherent risks associated with collecting our managed finance receivable portfolio in accordance with its contractual maturity in the current economic environment and aid in the financing of Textron manufactured products in the future. Depending on the success of these initiatives and changes in external factors affecting the marketability and value of our assets, we may also consider the sale of assets currently classified as held for investment.

In April 2009, Textron signed a 3-year agreement with a subsidiary of The PNC Financial Services Group to become a provider of financing for a portion of the sales of E-Z-GO golf cars. We expect this agreement to reduce finance receivable originations in our Golf Finance segment.

The major rating agencies regularly evaluate us and our parent company. Both our long- and short-term credit ratings were downgraded since the end of 2008. In connection with these rating actions, the rating agencies have cited execution risks associated with our decision to exit portions of our commercial finance business, lower than expected business and financial outlook for 2009, the increase in outstanding debt resulting from the borrowing under our credit facilities, weak economic conditions and continued liquidity and funding constraints. Our current credit ratings prevent us from accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets. The credit ratings and outlooks of these three rating agencies are as follows:

	Fitch Ratings	Moody’s	Standard & Poor’s

Long-term ratings	BB+	Baa3	BB+
Short-term ratings	B	P3	B
Outlook	Negative	Negative	Developing

Cash flows from operations are summarized below:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In millions)

Operating activities	$18	$52
Investing activities	327	(477)
Financing activities	274	412

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in cash flows from operating activities in the first quarter of 2009, as compared to the first quarter of 2008, was mostly due to a reduction in Net interest margin, primarily driven by lower average finance receivables, higher borrowing costs and a reduction in Other income.

Cash flows provided by investing activities during the first quarter of 2009 increased by $804 million as compared to the first quarter of 2008. This was primarily due to a $1.7 billion decrease in finance receivable originations resulting from our decision to exit portions of our commercial finance business. These increases were partially offset by a $579 million decrease in finance receivable collections and $400 million of lower proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities decreased $138 million in the first quarter 2009, as compared to the first quarter of 2008 as a result of the decrease in managed finance receivables, which reduced the need to raise cash from financing activities, partially offset by the $621 million increase in cash held by the Company as compared to January 3, 2009. We also generated $21 million of cash during the first quarter of 2009 from the sale of a 51% residual interest in the Aviation Finance securitization trust to Textron, which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 89% at March 31, 2009 compared to 86% at January 3, 2009. Textron Financial’s ratio of earnings to fixed charges was (0.25)x for the three months ended March 31, 2009 compared to 1.48x for the corresponding period in 2008. On April 14, 2009, Textron made an $88 million cash payment to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and Textron Financial’s credit facility.

During the first quarter of 2009, Textron Financial declared and paid dividends to Textron of $86 million compared to dividends declared and paid of $144 million during the corresponding period of 2008. The payment of these dividends represents a return of Textron’s investment consistent with maintaining our targeted leverage ratio. Textron contributed capital of $2 million to Textron Financial in both the first quarter of 2009 and 2008, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis.

During the first quarter of 2009, we recognized a $6 million other than temporary impairment charge and a $2 million unrealized loss on our retained interests in this trust. The trust had $2.2 billion of notes outstanding as of March 31, 2009. We own $182 million of these notes, representing our remaining retained interest. There was no impairment charge recorded on these retained interests, which are classified as held to maturity, as the $23 million shortfall between fair value and carrying value was deemed temporary. In connection with the maturity of $642 million of the notes in April 2009, including $42 million retained seller certificates owned by the Company, the trust accumulated $502 million of cash during the first quarter of 2009 from collections of finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

Revenues

Revenues decreased $92 million in the first quarter of 2009 as compared to 2008, primarily due to the following:

2009 vs. 2008
(In millions)

Lower market interest rates	$(39)
Lower securitization gains	(21)
Lower other income, including asset impairments and prepayment income	(19)
Benefit from variable-rate receivable interest rate floors	16
Acceleration of deferred loan origination cost amortization	(8)
Lower average finance receivables of $389 million	(7)
Increased impairments of retained interests in securitizations	(6)
Gain on sale of a leveraged lease investment in 2008	(5)

(Loss) Income before Special Charges and Income Taxes

(Loss) income before special charges and income taxes decreased $108 million in 2009 as compared to 2008, primarily due to the following:

2009 vs. 2008
(In millions)

Increase in the provision for loan losses	$(49)
Lower securitization gains	(21)
Lower other income, including asset impairments and prepayment income	(19)
Benefit from variable-rate receivable interest rate floors	16
Acceleration of deferred loan origination cost amortization	(8)
Higher borrowing costs, relative market rates	(8)
Lower average finance receivables of $389 million	(7)
Increased impairments of retained interests in securitizations	(6)
Gain on sale of a leveraged lease investment in 2008	(5)

The increase in provision for loan losses was primarily the result of increases in the reserve rates utilized to establish general reserves for the Resort Finance segment ($26 million), Aviation Finance segment ($20 million), marine portfolio ($6 million) and Golf Finance segment ($5 million), and specific reserving actions taken on several accounts within these portfolios ($30 million). These increases were partially offset by a decrease in general reserves related to the liquidation of finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Federal statutory income tax rate	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	—	1.8
Foreign tax rate differential	13.0	(12.7)
Canadian dollar functional currency	—	0.1
Change in state valuation allowance	(0.9)	(0.5)
Tax contingencies	2.1	5.3
Tax credits	(1.0)	(1.9)
Change in status of foreign subsidiary	(0.1)	—
Other, net	(0.4)	(0.3)

Effective income tax rate	(22.3)%	26.8%

For the three months ended March 31, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the effects of events related to cross border financing and interest on tax contingencies, the majority of which is associated with leveraged leases, partially offset by tax credits and a reduction in the state valuation allowance.

For the three months ended March 31, 2008, the difference between the statutory rate and the effective tax rate is primarily attributable to benefits relating to a capital loss carryback by one of the Company’s wholly-owned Canadian subsidiaries and tax credits, partially offset by state tax expense and interest on tax contingencies, the majority of which is associated with leveraged leases.

Credit Quality

Nonaccrual Finance Receivables

We classify finance receivables as nonaccrual and suspend the recognition of earnings when accounts are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. In addition, earlier suspension may occur if we have significant doubt about the ability of the obligor to meet current contractual terms. Doubt may be created by payment delinquency, reduction in the obligor’s cash flows, deterioration in the loan to collateral value relationship or other relevant considerations.

We have decided to present nonaccrual finance receivables, repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables separately as opposed to combining these categories as nonperforming assets due to their increasing significance and inherent differences. Nonaccrual finance receivables are carried at their amortized cost, net of the allowance for losses, while repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables are both initially recorded at the lower of their previous carrying value or net realizable value. In addition, operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth certain information about nonaccrual finance receivables and the related percentages of each business segment’s finance receivables held for investment. Finance receivables held for sale are reflected at fair value, and are not included in the credit performance statistics below.

	March 31, 2009		January 3, 2009
	(Dollars in millions)

Resort Finance	$200	12.79%	$78	4.96%
Golf Finance	103	7.41%	125	8.37%
Aviation Finance	66	2.44%	17	0.62%
Distribution Finance	65	6.33%	43	9.02%
Corporate and Other	10	18.48%	14	20.46%

Total nonaccrual finance receivables	$444	6.11%	$277	4.01%

We believe that nonaccrual finance receivables generally will continue to increase as we execute our liquidation plan under the current economic conditions. The liquidation plan is also likely to result in a slower rate of liquidation for nonaccrual finance receivables. The increase in nonaccrual finance receivables is primarily attributable to several hotel and land development accounts within Resort Finance segment and to a significant increase in delinquent accounts, combined with weakening collateral values in the Aviation Finance segment.

Allowance for losses on finance receivables held for investment is presented in the following table.

	March 31,	March 31,
	2009	2008
	(Dollars in millions)

Allowance for losses on finance receivables held for investment, beginning of year	$191	$89
Provision for losses	76	27
Less net charge-offs:
Golf Finance	23	1
Distribution Finance	12	9
Aviation Finance	6	2
Resort Finance	2	(1)
Corporate and Other	4	—

Total net charge-offs	47	11

Allowance for losses on finance receivables held for investment, end of period	$220	$105

Net charge-offs as a percentage of average finance receivables held for investment	2.82%	0.47%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	March 31,	January 3,
	2009	2009
	(Dollars in millions)

Nonaccrual finance receivables as a percentage of finance receivables held for investment	6.11%	4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	3.03%	2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	49.6%	68.9%
60+ days contractual delinquency as a percentage of finance receivables held for investment	4.29%	2.59%
Operating assets received in satisfaction of troubled finance receivables	$167	$84
Repossessed assets and properties	94	70

The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of the Resort Finance and Aviation Finance accounts mentioned above for which specific reserves were either not established or established at a low percentage of the outstanding balance. This reflects our best estimate of loss based on a detailed review of our workout strategy and estimates of collateral value. The increase in Golf Finance charge-offs is primarily due to the charge-off upon foreclosure of 13 golf courses related to one account, which had been specifically reserved in prior periods.

The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects an increase in the number of golf courses whose ownership was transferred from the borrower during the quarter. We intend to operate and improve the performance of these properties prior to their eventual disposition.

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

	March 31,		January 3,
	2009		2009
	(Dollars in millions)

Distribution Finance	$2,884	29%	$3,379	31%
Aviation Finance	2,717	28%	2,795	26%
Golf Finance	1,675	17%	1,785	16%
Resort Finance	1,623	16%	1,636	15%
Asset-Based Lending	507	5%	649	6%
Structured Capital	434	4%	508	5%
Corporate and Other	55	1%	69	1%

Total managed finance receivables	$9,895	100%	$10,821	100%

Managed finance receivables decreased primarily as a result of the continued liquidation of certain portfolios, mostly within the Distribution Finance and Asset-Based Lending segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results by Segment

Segment (loss) income presented in the tables below reflects amounts before special charges and income taxes.

Aviation Finance

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$42	$50

Net interest margin	$15	$25
Selling and administrative expenses	5	7
Provision for losses	30	1

Segment (loss) income	$(20)	$17

Aviation Finance segment income decreased $37 million in the first quarter of 2009 compared with the first quarter of 2008. Provision for losses increased primarily as a result of an increase in the reserve rate utilized to establish the provision for losses ($20 million) and other specific reserving actions ($5 million) as delinquent and nonaccrual loans increased significantly and collateral values continued to weaken. Net interest margin declined mostly due to lower securitization gains ($5 million) and impairments recorded on repossessed assets ($3 million) as a result of weakening collateral values.

Resort Finance

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$28	$35

Net interest margin	$19	$20
Selling and administrative expenses	5	6
Provision for losses	28	(1)

Segment (loss) income	$(14)	$15

Resort Finance segment income decreased $29 million in the first quarter of 2009 compared with the first quarter of 2008 primarily the result of higher provision for losses. Provision for losses increased $29 million principally reflecting an increase in the reserve rate utilized to establish the provision for losses ($26 million) and other specific reserving actions taken on several accounts ($10 million). The increase in reserve rates is primarily a result of increasing default rates in our customers’ timeshare notes receivable portfolios and the lack of liquidity available to this industry.

Golf Finance

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$23	$34

Net interest margin	$7	$15
Selling and administrative expenses	8	6
Provision for losses	13	—

Segment (loss) income	$(14)	$9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Golf Finance segment income decreased $23 million during the first quarter of 2009 as compared to the first quarter of 2008 principally reflecting higher provision for losses and a decrease in net interest margin. The increase in provision for losses is the result of an increase in the reserve rate utilized to establish the provision for losses ($5 million) and specific reserving actions taken on several accounts ($6 million). The decrease in net interest margin is mostly due to discounted prepayments of loans ($2 million), lower pricing relative to market rates ($2 million) and higher borrowing costs ($2 million).

Distribution Finance

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$20	$65

Net interest margin	$9	$47
Selling and administrative expenses	17	25
Provision for losses	5	10

Segment (loss) income	$(13)	$12

Distribution Finance segment income decreased $25 million in the first quarter of 2009 compared to the first quarter of 2008 due to a decrease in net interest margin, partially offset by lower selling and administrative expenses and provision for losses. The decrease in net interest margin is primarily attributable to lower net securitization gains of $21 million, including $6 million of impairment charges recorded on retained interests in 2009, an increase in borrowing costs ($10 million), the acceleration of deferred loan origination cost amortization ($9 million) and lower average finance receivables of $763 million ($7 million), partially offset by the benefit obtained from floor rates in effect for a substantial portion of the portfolio ($11 million). Selling and administrative expenses decreased primarily as a result of a decline in managed finance receivables and a change in our expense allocation methodology as more fully discussed in Note 14 Financial Information about Operating Segments. Provision for losses decreased mostly as a result of the classification of $760 million of finance receivables as held for sale at January 3, 2009 and the liquidation of finance receivables. Finance receivables classified as held for sale are carried at fair value resulting in no loss provision. These decreases were partially offset by an increase in the reserve rate utilized to establish the provision for losses for the marine portfolio ($6 million) and other specific reserving actions taken on several marine accounts ($9 million).

Asset-Based Lending

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$12	$20

Net interest margin	$8	$11
Selling and administrative expenses	3	6
Provision for losses	—	17

Segment income (loss)	$5	$(12)

Asset-Based Lending segment income increased $17 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a decrease in provision for losses related to a $15 million specific reserving action taken for one account in 2008. Net interest margin declined mostly the result of lower average finance receivables of $186 million ($2 million) and lower prepayment income ($1 million). Selling and administrative expenses decreased primarily as a result of a change in our expense allocation methodology as more fully discussed in Note 14 Financial Information about Operating Segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Capital

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$(2)	$9

Net interest margin	$(4)	$6
Selling and administrative expenses	1	1

Segment (loss) income	$(5)	$5

Structured Capital segment income decreased $10 million in the first quarter of 2009 compared to 2008 primarily due to a $5 million gain recognized upon the sale of a leveraged lease investment in the first quarter of 2008 and impairment charges taken on two lease investments in 2009 ($4 million).

Corporate and Other Segment

	March 31,	March 31,
	2009	2008
	(In millions)

Revenues	$(1)	$1

Net interest margin	$9	$(1)
Selling and administrative expenses	14	3
Provision for losses	—	—

Segment loss	$(5)	$(4)

Corporate and Other segment loss increased $1 million in the first quarter of 2009 compared to the first quarter of 2008. The increase in segment loss was primarily due to a $11 million increase in selling and administrative expenses associated with a change in our allocation methodology which resulted in lower allocations of overhead expenses to our segments. This was partially offset by higher net interest margin, mostly related to the impact of a change in our interest expense allocation methodology. Both of these methodology changes are more fully described in Note 14 Financial Information about Operating Segments.

Selected Financial Ratios

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net interest margin as a percentage of average net investment(1)	3.11%	5.79%
Return on average equity	(20.26)%	11.05%
Return on average assets	(2.25)%	1.29%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	1.82%	1.71%
Operating efficiency ratio(3)	84.1%	43.9%
Net charge-offs as a percentage of average finance receivables held for investment	2.82%	0.47%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	March 31,		January 3,
	2009		2009

60+ days contractual delinquency as a percentage of finance receivables held for investment(4)	4.29%		2.59%
Nonaccrual finance receivables as a percentage of finance receivables held for investment	6.11%		4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	3.03%		2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	49.6%		68.9%
Total debt to tangible equity(5)	7.82	x	6.52x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables.

(5)	Tangible equity equals Total equity, excluding Accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In March 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP amends the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. It requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis, regardless of the entity’s positive intent and ability to hold the asset to maturity. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of Other comprehensive income and amortized over the remaining life of the security. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and the Company is currently evaluating the potential effect adoption may have on its Statement of Position and Results of Operations.

In March 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significant Decreased and Identifying Transactions That Are Not Orderly”. The FSP requires entities to evaluate the significance and relevance of market factors for Level 2 fair value inputs to determine if, due to reduced volume and market activity, the factors are still relevant and substantive measures of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and the Company does not believe the adoption will have a material effect on its Statement of Position or Results of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained herein and in our 2008 Annual Report on Form 10-K and including the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs, including our current restructuring program; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed credit facilities and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; (l) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (m) the ability to successfully exit from our commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain portfolios and businesses; (n) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (o) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (p) legislative or regulatory actions impacting our operations; and (q) continued volatility and further deterioration of the capital markets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding Textron Financial’s Quantitative and Qualitative Disclosure About Market Risk, see “Risk Management” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity”, in Item 7 of our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (the “CEO”) and our Executive Vice President and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 29, 2009