Form 10-Q
period 2009-06-30
TEXTRON FINANCIAL CORP
filed 2009-07-31
CIK 709255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Finance charges	$104	$127	$219	$282
Gains on early extinguishment of debt	37	—	39	—
Rental revenues on operating leases	7	8	15	17
Securitization (losses) gains	(20)	20	(27)	40
Portfolio (losses) gains	(50)	(3)	(60)	2
Other income	8	25	22	50

Total revenues	86	177	208	391
Interest expense	41	71	95	157
Depreciation of equipment on operating leases	4	4	9	9

Net interest margin	41	102	104	225
Provision for losses	87	40	163	67
Selling and administrative expenses	53	49	106	103

(Loss) income before special charges, income taxes and noncontrolling interest	(99)	13	(165)	55
Special charges	5	—	8	—

(Loss) income before income taxes and noncontrolling interest	(104)	13	(173)	55
Income tax (benefit) expense	(39)	9	(55)	20

Net (loss) income before noncontrolling interest	(65)	4	(118)	35
Noncontrolling interest, net of income taxes	1	—	1	—

Net (loss) income	$(66)	$4	$(119)	$35

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	January 3,
	2009	2009
	(In millions)

ASSETS
Cash and equivalents	$521	$16
Finance receivables held for investment, net of unearned income:
Installment contracts	2,622	2,787
Revolving loans	1,200	1,208
Golf course and resort mortgages	1,133	1,206
Distribution finance receivables	932	647
Finance leases	560	608
Leveraged leases	358	459

Total finance receivables held for investment	6,805	6,915
Allowance for losses on finance receivables held for investment	(284)	(191)

Finance receivables held for investment — net	6,521	6,724
Finance receivables held for sale	613	1,658
Equipment on operating leases — net	235	247
Other assets	629	699

Total assets	$8,519	$9,344

LIABILITIES AND EQUITY
Liabilities
Accrued interest and other liabilities	$348	$379
Amounts due to Textron Inc.	28	161
Deferred income taxes	206	337
Debt	7,057	7,388

Total liabilities	7,639	8,265

Equity
Shareholder’s equity
Capital surplus	1,305	1,217
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(61)	(55)
Retained deficit	(361)	(58)

Total shareholder’s equity	858	1,079
Noncontrolling interest	22	—

Total equity	880	1,079

Total liabilities and equity	$8,519	$9,344

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
	(In millions)

Cash flows from operating activities:
Net (loss) income	$(119)	$35
Net income attributable to noncontrolling interest	1	—

Net (loss) income before noncontrolling interest	(118)	35
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash provided by operating activities:
Provision for losses	163	67
Deferred income tax provision	(123)	(41)
Increase in income taxes payable	73	6
Portfolio losses	60	3
Gains on early extinguishment of debt	(39)	—
Impairments/gains in excess of collections on securitizations and syndications	21	(9)
Depreciation and amortization	19	19
Decrease in accrued interest and other liabilities	(18)	(14)
Other — net	34	17

Net cash provided by operating activities	72	83
Cash flows from investing activities:
Finance receivables originated or purchased	(2,234)	(6,338)
Finance receivables repaid	2,905	5,690
Proceeds from receivable sales, including securitizations	184	617
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	134	16
Other investments	60	(105)
Purchase of assets for operating leases	(6)	(14)

Net cash provided (used) by investing activities	1,043	(134)
Cash flows from financing activities:
Proceeds from line of credit	1,740	—
Proceeds from issuance of long-term debt	—	822
Principal payments on long-term debt	(877)	(833)
Net decrease in commercial paper	(743)	(103)
Net (decrease) increase in other short-term debt	(16)	55
Proceeds from issuance of secured debt	16	300
Principal payments on secured debt	(384)	—
Principal payments on nonrecourse debt	(144)	(53)
Net decrease in intercompany loan due to Textron Inc.	(133)	—
Proceeds from sale of noncontrolling interest	21	—
Capital contributions from Textron Inc.	93	5
Dividends paid to Textron Inc.	(189)	(147)

Net cash (used) provided by financing activities	(616)	46
Effect of exchange rate changes on cash	6	1

Net increase (decrease) in cash and equivalents	505	(4)
Cash and equivalents at beginning of year	16	60

Cash and equivalents at end of period	$521	$56

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

		Investment	Accumulated
		in Parent	Other		Total
		Company	Comprehensive	Retained	Share-
	Capital	Preferred	Income	Earnings	holder’s	Noncontrolling	Total
	Surplus	Stock	(Loss)	(Deficit)	Equity	Interest	Equity

Balance December 29, 2007	$592	$(25)	$26	$545	$1,138	$—	$1,138
Comprehensive loss:
Net loss	—	—	—	(461)	(461)	—	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	(79)	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(1)	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss	—	—	(81)	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	(542)	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	634	—	634
Dividends to Textron Inc.	(9)	—	—	(142)	(151)	—	(151)

Balance January 3, 2009	1,217	(25)	(55)	(58)	1,079	—	1,079
Comprehensive loss:
Net (loss) income	—	—	—	(119)	(119)	1	(118)
Other comprehensive loss:
Change in unrealized net losses on retained interests, net of income tax benefit	—	—	(9)	—	(9)	—	(9)
Foreign currency translation, net of income taxes	—	—	3	—	3	—	3

Other comprehensive loss	—	—	(6)	—	(6)	—	(6)

Comprehensive loss	—	—	—	—	(125)	—	(125)
Capital contributions from Textron Inc.	93	—	—	—	93	—	93
Dividends to Textron Inc.	(5)	—	—	(184)	(189)	—	(189)
Sale of noncontrolling interest	—	—	—	—	—	21	21

Balance June 30, 2009	$1,305	$(25)	$(61)	$(361)	$858	$22	$880

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 3, 2009. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. In the first quarter of 2009, we sold a 51% residual interest in the Aviation Finance securitization trust to Textron Inc., which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2009, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on July 31, 2009, which is the date that these financial statements were issued.

During the second quarter of 2009, the Company made a change to consolidate the management of the portion of the Golf Finance segment that finances customer purchases of E-Z-GO golf cars and Jacobsen turf-care equipment with the Aviation Finance segment. This decision is consistent with the previously announced plan to exit all of the commercial finance business, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures and will facilitate the management of operations and evaluation of the Company’s performance in line with this strategic decision. As a result, the Company’s segment reporting has been adjusted to form a new Captive Finance segment and the remainder of the Golf Finance segment, which historically made mortgage loans for the acquisition and refinancing of golf courses, has been renamed the Golf Mortgage Finance segment. All comparative segment information for prior periods has been recast to reflect this change.

Note 2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (“VIE”) or the transferor of financial assets to the VIE. The new accounting guidance also requires that former QSPE’s be reevaluated for consolidation. This standard is effective beginning in the first quarter of 2010 and early application is prohibited. The adoption of this standard may result in the consolidation of our off-balance sheet securitization trusts, which hold our securitized finance receivables and debt. As our off-balance sheet securitization trusts are winding down in connection with our liquidation plan, we are currently assessing the impact the adoption of this standard may have our on financial position, results of operations and liquidity when we are required to adopt it next year.

Also in June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective in the first quarter of 2010 and early application is prohibited. The adoption of this standard is not expected to have any significant impact on our financial position or results of operations.

Note 3.	Portfolio (Losses) Gains and Other income

Portfolio (losses) gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, investments and (losses) gains incurred on the sale or early termination of finance assets.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other income is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Servicing income	$7	$11	$17	$21
Investment income	2	6	6	10
Late charges	1	1	2	2
Prepayment income	—	1	(1)	2
Syndication income	—	—	—	2
Other	(2)	6	(2)	13

Total other income	$8	$25	$22	$50

The Other component of Other income includes commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

Note 4.	Special Charges

In the fourth quarter of 2008 we announced a restructuring program resulting in a total charge of $27 million which included $11 million of non-cash asset impairments, $1 million of contract termination costs and $15 million of estimated employee severance costs. In addition, during the first six months of 2009, the Company incurred employee severance and pension curtailment costs and contract termination costs of $7 million and $1 million, respectively. As of June 30, 2009, since inception of the program the Company has paid severance related benefits and contract termination costs of $11 million and $1 million, respectively, which were charged against the restructuring reserve. The detail of the reserve account is presented below:

	Severance
	and Pension
	Curtailment	Contract
	Costs	Terminations	Total
	(In millions)

Balance at January 3, 2009	$11	$1	$12
Additions	7	1	8
Cash Paid	(7)	(1)	(8)

Balance at June 30, 2009	$11	$1	$12

Note 5.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	June 30,	January 3,
	2009	2009
	(In millions)

Total managed and serviced finance receivables	$9,836	$12,173
Nonrecourse participations	(793)	(820)
Third-party portfolio servicing	(430)	(532)

Total managed finance receivables	8,613	10,821
Securitized finance receivables	(1,195)	(2,248)

Finance receivables	7,418	8,573
Finance receivables held for sale	(613)	(1,658)

Finance receivables held for investment	$6,805	$6,915

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Golf Mortgage Finance and Asset-Based Lending, which are sold to independent investors.

Finance receivables held for investment include approximately $0.6 billion and $1.1 billion of finance receivables that have been legally sold to special purpose entities (“SPE’s”) and are consolidated subsidiaries of Textron Financial as of June 30, 2009 and January 3, 2009, respectively. The assets of the SPE’s are pledged as collateral for $484 million and $853 million of debt as of June 30, 2009 and January 3, 2009, respectively, which have been reflected as securitized on-balance sheet debt. Finance receivables held for investment also include approximately $18 million and $102 million of finance receivables that were unfunded at June 30, 2009 and January 3, 2009, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Note 6.	Finance Receivables Held for Investment

Portfolio Maturities

Portfolio maturities of finance receivables held for investment outstanding at June 30, 2009 were as follows:

	Less Than	1-2	2-3	3-4	4-5	More Than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)

Installment contracts	$411	$327	$363	$363	$329	$829	$2,622
Revolving loans	264	405	376	196	4	22	1,267
Golf course and resort mortgages	132	268	221	175	108	242	1,146
Distribution finance receivables	680	174	52	49	38	3	996
Finance leases	141	128	112	55	14	110	560
Leveraged leases	(3)	—	(3)	(10)	(2)	376	358

Total finance receivables held for investment	$1,625	$1,302	$1,121	$828	$491	$1,582	$6,949

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

In connection with our fourth quarter 2008 plan to exit portions of the commercial finance business, we classified certain finance receivables as held for sale. Following an effort to market the portfolios held for sale and the progress made in liquidating our portfolios, we believe that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have reclassified $654 million and $65 million, net of valuation allowances, from the held for sale classification to held for investment during the first and second quarter of 2009, respectively. The remaining balance of these reclassified finance receivables was $697 million, net of a $144 million valuation allowance at June 30, 2009. The valuation allowance is excluded from the portfolio maturities table above.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loan Impairment

Textron Financial periodically evaluates finance receivables, excluding homogeneous loan portfolios and finance leases, for impairment. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, the Company identifies loans that are considered impaired due to the significant modification of the original loan terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. Finance receivables classified as held for sale of $613 million and $1.7 billion at June 30, 2009 and January 3, 2009 are reflected at fair value, and are excluded from the loan impairment disclosures below.

	June 30,	January 3,
	2009	2009
	(In millions)

Impaired nonaccrual finance receivables	$629	$234
Impaired accrual finance receivables	96	19

Total impaired finance receivables	$725	$253

Impaired nonaccrual finance receivables with identified reserve requirements	$585	$182
Allowance for losses on impaired nonaccrual finance receivables	$134	$43

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months. The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers within Resort Finance segment and to a significant increase in delinquent accounts, combined with weakening aircraft values in the Captive Finance segment.

	June 30,	January 3,
	2009	2009
	(In millions)

Impaired nonaccrual finance receivables	$629	$234
Nonaccrual homogeneous finance receivables	54	43

Total nonaccrual finance receivables	$683	$277

The average recorded investment in impaired nonaccrual finance receivables during the first six months of 2009 was $417 million compared to $108 million in the corresponding period in 2008. The average recorded investment in impaired accrual finance receivables amounted to $62 million in the first six months of 2009 compared to $28 million in the corresponding period in 2008.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $20 million and $6 million in the first six months of 2009 and 2008, respectively. No finance charges were recognized using the cash basis method.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.	Other Assets

	June 30,	January 3,
	2009	2009
	(In millions)

Operating assets received in satisfaction of troubled finance receivables	$192	$84
Retained interests in securitizations	119	200
Investments in other marketable securities	80	95
Derivative financial instruments	77	133
Repossessed assets and properties	75	70
Other long-term investments	25	30
Fixed assets — net	26	24
Other	35	63

Total other assets	$629	$699

Interest-only securities within retained interests in securitizations were $3 million and $12 million at June 30, 2009 and January 3, 2009, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. At June 30, 2009, unrealized losses on these investments were $20 million. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts.

Repossessed assets and properties are assets we intend to sell in a relatively short period of time and are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. Subsequent declines in fair value are recorded in Portfolio (losses) gains.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of June 30, 2009 they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio (losses) gains for the shortfall between estimated fair value and the carrying amount. The cash flows related to these assets, net of investment made for capital improvements, are recorded in Selling and administrative expenses.

To conform with current presentation, $66 million of assets previously classified as Other long-term investments and $18 million of assets previously classified as Repossessed assets and properties are now classified as Operating assets received in satisfaction of troubled finance receivables for the period ended January 3, 2009.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8.	Debt and Credit Facilities

	June 30,	January 3,
	2009	2009
	(In millions)

Short-term debt:
Commercial paper	$—	$743
Other short-term debt	9	25

Total short-term debt	9	768
Line of credit facility:
Due 2012 (0.99%)	1,740	—
Long-term debt:
Fixed-rate notes
Due 2009 (weighted-average rates of 5.83% and 5.62%, respectively)	568	698
Due 2010 (weighted-average rates of 4.82% and 4.82%, respectively)	833	1,018
Due 2011 (weighted-average rates of 5.03% and 5.04%, respectively)	377	452
Due 2012 (weighted-average rates of 4.43% and 4.43%, respectively)	52	52
Due 2013 (weighted-average rates of 5.19% and 5.19%, respectively)	478	478
Due 2014 and thereafter (weighted-average rates of 5.79% and 5.05%, respectively)	164	152

Total fixed-rate notes	2,472	2,850
Variable-rate notes
Due 2009 (weighted-average rates of 0.92% and 2.78%, respectively)	383	836
Due 2010 (weighted-average rates of 1.21% and 3.09%, respectively)	1,262	1,297
Due 2011 (weighted-average rates of 1.31% and 3.40%, respectively)	239	275
Due 2013 (weighted-average rates of 1.56% and 3.07%, respectively)	100	100

Total variable-rate notes	1,984	2,508
Securitized on-balance sheet debt:
Amortization beginning 2009 (weighted-average rates of 1.56% and 3.90%, respectively)	484	853
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	300
Unamortized premium (discount)	3	(3)
Fair value adjustments	65	112

Total long-term, securitized on-balance sheet and subordinated debt	5,308	6,620

Total debt	$7,057	$7,388

The Company repurchased $393 million of our medium term notes prior to maturity during the first six months ended June 30, 2009. These repurchases resulted in gains of $39 million for the six months ended June 30, 2009.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9.	Comprehensive (Loss) Income

Comprehensive (loss) income is summarized below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Net (loss) income	$(66)	$4	$(119)	$35
Net deferred loss on retained interests, net of income tax benefit of $3.6 million, $0.7 million and $4.7 million, respectively	(7)	(1)	(9)	—
Foreign currency translation, net of income taxes	1	5	3	(11)
Net deferred loss on hedge contracts, net of income tax benefit of $0.3 million	—	(1)	—	—

Comprehensive (loss) income	$(72)	$7	$(125)	$24

Note 10.	Fair Value of Financial Instruments

We measure fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We prioritize the assumptions that market participants would use in pricing the asset or liability (the “inputs”) into a three-tier fair value hierarchy. This fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets or liabilities and the lowest priority (Level 3) to unobservable inputs in which little or no market data exists, requiring companies to develop their own assumptions. Observable inputs that do not meet the criteria of Level 1, and include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets and liabilities in markets that are not active, are categorized as Level 2. Level 3 inputs are those that reflect our estimates about the assumptions market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset:

	June 30, 2009
	Level 2	Level 3
	(In millions)

Derivative financial instruments, net	$60	$—
Interest-only securities	—	3

Total assets	$60	$3

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2009 and June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Interest-only securities
Balance, beginning of period	$3	$52	$12	$43
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	21	—	42
Change in value recognized in Other income	—	—	—	1
Change in value recognized in Other comprehensive income	2	(2)	(1)	—
Impairments recognized in earnings	(2)	—	(8)	—
Collections	—	(18)	—	(33)

Balance, end of period	$3	$53	$3	$53

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset:

June 30, 2009
(Level 3)
(In millions)

Finance receivables held for sale	$613
Impaired loans	451
Retained interests in securitizations, excluding interest-only securities	110
Operating assets received in satisfaction of troubled finance receivables	41
Repossessed assets and properties	34

Total assets	$1,249

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. The decrease in the fair value of the finance receivables held for sale was $11 million and $12 million during the three and six months ended June 30, 2009, respectively. There was no change to the methodology used to determine fair value for these receivables during 2009. See Note 6. Finance Receivables Held for Investment regarding the change in classification of certain finance receivables from held for sale to held for investment during the first six months of 2009.

Impaired Loans

Fair value measurements recorded during the quarter and six months ended June 30, 2009 on impaired loans resulted in an $85 million and $117 million charge, respectively, to Provision for losses in the Consolidated Statement of Operations, and were primarily related to initial fair value adjustments.

Retained Interests in Securitizations, excluding Interest-only securities

Retained interests in securitizations represent the Company’s subordinated interest in finance receivables sold to qualified special purpose trusts. The portion of our retained interests related to interest-only securities is recorded at fair

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

value on a recurring basis, while the remaining retained interests are recorded at fair value on a nonrecurring basis. These retained interests, excluding interest-only securities are classified as held to maturity and recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets. We review the fair values of the retained interests using a discounted cash flow model and updated assumptions, and compare such amounts with the amortized cost basis. If a decline in the fair value is determined to be other-than-temporary, we record a corresponding charge to income for the credit component and to Other comprehensive income for other components of the difference between fair value and the amortized cost basis. The credit component is determined based on the difference between the present value of the current projected cash flows and the projected cash flows at the time of the last recognized impairment, at a discount rate equivalent to the rate used to accrete the retained interests. The remaining difference between fair value and the amortized cost basis is attributable to market discount rates. During the first half of 2009, we recorded an $18 million impairment charge to Securitization (losses) gains and a $13 million charge to Other comprehensive income on the retained interests, excluding interest-only securities associated with the Distribution Finance revolving securitization.

Repossessed Assets and Properties/Operating Assets Received in Satisfaction of Troubled Finance Receivables

Fair value measurements recorded during the quarter and six months ended June 30, 2009 on these assets resulted in an $18 million and $22 million charge, respectively, recorded to Portfolio (losses) gains in the Consolidated Statement of Operations.

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	June 30, 2009		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)

Assets:
Installment contracts	$2,515	$2,165	$2,748	$2,408
Revolving loans	1,111	796	1,170	986
Golf course and resort mortgages	1,097	898	1,150	931
Distribution finance receivables	892	888	597	503
Investment in other marketable securities	80	60	95	78
Retained interests in securitizations, excluding interest-only securities	6	6	188	178

	$5,701	$4,813	$5,948	$5,084

Liabilities:
Fixed-rate debt	$2,540	$2,213	$2,959	$2,518
Variable-rate debt	1,984	1,840	2,508	2,292
Bank line of credit	1,740	1,434	—	—
Securitized on-balance sheet debt	484	462	853	824
Subordinated debt	300	129	300	105
Short-term debt	9	9	768	768
Amounts due to Textron Inc.	28	23	161	156

	$7,085	$6,110	$7,549	$6,663

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Finance Receivables

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s finance leases, leveraged leases and operating leases ($560 million, $358 million and $235 million, respectively, at June 30, 2009 and $608 million, $459 million and $247 million, respectively, at January 3, 2009), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

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

Debt

At June 30, 2009 and January 3, 2009, 63% and 82%, respectively, of the fair value of term debt was determined based on observable market transactions. The remaining 37% and 18%, respectively, was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. The fair values of short-term borrowings are assumed to approximate their carrying values.

Note 11.	Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recorded a $5 million gain in earnings during the first half of 2009 as a result of the ineffectiveness of an interest rate exchange agreement. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in the first six months of 2008. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the Company’s derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure as of June 30, 2009 and January 3, 2009.

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	June 30,	January 3,	June 30,	January 3,	June 30,	January 3,
	2009	2009	2009	2009	2009	2009
	(In millions)

Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$1,682	$2,055	$65	$112	$—	$—
Fixed-rate receivable	352	32	—	—	(12)	(7)
Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	71	139	3	—	—	—
Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	140	12	21	—	—
Foreign-dollar denominated variable-rate receivable	5	5	—	—	(1)	(1)

	$2,250	$2,371	$80	$133	$(13)	$(8)

As a result of our exit plan announced in December 2008, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries.

The following table summarizes the Company’s derivatives relating to interest rate risk and foreign currency exposure, which have not been designated in hedge relationships as of June 30, 2009 and January 3, 2009:

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	June 30,	January 3,	June 30,	January 3,	June 30,	January 3,
	2009	2009	2009	2009	2009	2009
	(In millions)

Foreign currency forward exchange agreements	$572	$536	$—	$—	$(7)	$—
Interest rate exchange agreements	—	336	—	—	—	(13)

	$572	$872	$—	$—	$(7)	$(13)

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. Gains and losses related to these instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The effect of derivative instruments in the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 is as follows:

		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
	Gain/(Loss) Location	2009	2008	2009	2008
		(In millions)

Fair Value Hedges
Interest rate exchange agreements	Interest expense	$(19)	$(37)	$(15)	$13
Interest rate exchange agreements	Finance charges	8	1	6	(1)
Non-designated Hedges
Interest rate exchange agreements	Other income	$—	$—	$1	$—
Foreign currency forward exchange agreements	Selling and administrative expenses	(52)	—	(52)	(3)

Note 12.	Receivable Securitizations

As of June 30, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which result in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis. Proceeds from securitizations in the table below include amounts received related to the incremental increase in the issuance of asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.

The table below summarizes net pre-tax (losses) gains, including impairments recognized and certain cash flows received from and paid to the Distribution Finance revolving securitization trust during the three and six months ended June 30, 2009 and June 30, 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Net pre-tax (losses) gains, including impairments	$(20)	$15	$(27)	$30
Proceeds from securitizations	—	—	—	250
Cash flows received on retained interests	42	16	42	29
Servicing fees received	7	9	15	17

The Company had $110 million and $191 million of retained interests associated with $1.2 billion and $2.2 billion of finance receivables in the Distribution Finance securitization trust as of June 30, 2009 and January 3, 2009, respectively. In addition to the $1.2 billion of finance receivables, the trust held $112 million of cash as of June 30, 2009. This cash was accumulated by the trust during the second quarter of 2009, from collections of finance receivables, in connection with the maturity of $149 million of the notes in July 2009, including $44 million

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

retained seller certificates owned by the Company. As of June 30, 2009, the trust had $1.2 billion of remaining asset-backed notes.

In addition to our retained interests, the trust holds $30 million of cash in reserve accounts as of June 30, 2009, which can be used by the trust to cover credit losses. During the first six months of 2009, $11 million of cash was provided to the trust, beyond the amount which was previously contractually required, to prevent the early amortization of a portion of the trust debt. As a result of the cash reserve accounts, the Company’s maximum loss exposure related to the trust is $140 million, which represents the sum of the retained interest and the cash reserves.

In March 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which we adopted in the second quarter of 2009. The FSP amends the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. It requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis, regardless of the entity’s positive intent and ability to hold the asset to maturity. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of Other comprehensive income and amortized over the remaining life of the security.

In the second quarter of 2009, we determined that our retained interests in the Distribution Finance securitization were other-than-temporarily impaired and recorded a total other-than-temporary impairment charge of $31 million. Including other-than-temporary impairments recognized in the first quarter under previous generally accepted accounting principles, we have recorded the following charges for the six months ended June 30, 2009.

Six Months Ended
June 30, 2009
(In millions)

Total other-than-temporary impairment	$(39)
Portion of other-than-temporary impairment recognized in Other comprehensive income, before income taxes	13

Net other-than-temporary impairment recognized in earnings	$(26)

The amortized cost basis of our retained interests, subsequent to the recognition of the net other-than-temporary impairment in earnings, is $123 million at June 30, 2009. The component of the other-than-temporary impairment recorded in earnings is primarily due to credit losses and the portion recognized in other comprehensive income is attributable to an increase in market discount rates. Since we have the intent and ability to hold these retained interests to maturity, changes in market discount rates do not affect our ultimate realization of our investment.

At June 30, 2009, the key economic assumptions used in measuring the retained interests related to the Distribution Finance revolving securitization and the potential additional losses based on the sensitivity of these assumptions are presented below.

	Assumptions at	25% Adverse	50% Adverse
	June 30, 2009	Change	Change
	(Dollars in millions)

Expected credit losses (annual rate)	2.85%	$(9)	$(18)
Monthly payment rate	12.1%	(4)	(7)
Residual cash flows discount rate	12.9%	(6)	(12)

Net charge-offs as a percentage of distribution finance receivables were 3.81% and 1.94% for the six months ended June 30, 2009 and twelve months ended January 3, 2009, respectively. The 60+ days contractual delinquency percentage for distribution finance receivables were 5.74% and 2.08% at June 30, 2009 and January 3, 2009, respectively.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 13.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Federal statutory income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(2.4)	43.8	(1.4)	11.7
Foreign tax rate differential	(6.6)	15.2	(0.5)	(6.1)
Canadian dollar functional currency	—	0.2	—	0.1
Change in state valuation allowance	0.2	(83.8)	(0.3)	(20.1)
Tax contingencies	1.2	73.8	1.6	21.4
Tax credits	(0.7)	(6.8)	(0.8)	(3.0)
Change in status of foreign subsidiary	4.5	—	4.3	—
Other, net	0.3	(9.1)	0.1	(2.4)

Effective income tax rate	(38.5)%	68.3%	(32.0)%	36.6%

The difference between the statutory and effective tax rate for the three months ended June 30, 2009 is primarily attributable to a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries and the benefit for state taxes, partially offset by an increase in estimate of the taxable amount of a distribution from a Canadian subsidiary and interest on tax contingencies, the majority of which is associated with leveraged leases.

The difference between the statutory and effective tax rate for the six months ended June 30, 2009 is primarily attributable to an increase in estimate of the taxable amount of a distribution from a Canadian subsidiary and interest on tax contingencies, the majority of which is associated with leveraged leases, partially offset by the benefit for state taxes and tax credits.

The difference between the statutory and effective tax rate for the three and six months ended June 30, 2008 is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, offset by interest on tax contingencies, the majority of which is associated with leveraged leases, and state tax expense.

During the third quarter of 2008, the Company received an offer from the Internal Revenue Service (“IRS”) to participate in a settlement initiative related to its challenge of tax deductions taken by the Company related to certain leveraged lease transactions with a total initial investment of approximately $209 million and one finance lease transaction with a current investment balance of $36 million. Based on the terms of the settlement initiative and management’s decision to accept the offer to participate, we revised our estimate of this tax contingency. Final resolution of the settlement initiative will also result in the acceleration of cash payments to the IRS. At June 30, 2009, $103 million of federal deferred tax liabilities were recorded on our Consolidated Balance Sheets related to these leases. In addition, $95 million of federal tax liabilities are included in Accrued interest and other liabilities related to these leases at June 30, 2009. The majority of such cash payments are expected to occur over a period of years in connection with the conclusion of IRS examinations of the relevant tax years.

Note 14.	Contingencies

There are pending or threatened lawsuits and other proceedings against Textron Financial and its subsidiaries. Some of these suits and proceedings seek compensatory, treble or punitive damages in substantial amounts. These

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, Textron Financial believes any such liability would not have a material effect on Textron Financial’s financial position or results of operations.

Note 15.	Financial Information about Operating Segments

The Company operates in six segments aggregated based on similar product types or industries: Asset-Based Lending, Captive Finance, Distribution Finance, Golf Mortgage Finance, Resort Finance and Structured Capital. In addition, the Company maintains a Corporate and Other segment that includes other liquidating portfolios and unallocated Corporate expenses.

As described in Note 1. Basis of Presentation, during the second quarter of 2009 the Company made a change to consolidate the management of the portion of the Golf Finance segment that finances customer purchases of E-Z-GO golf cars and Jacobsen turf-care equipment with the Aviation Finance segment to form a new Captive Finance segment. The Company will continue to originate new customer relationships and finance receivables in the Captive Finance segment. The segment information in the table below has been recast to conform with this modification to the Captive Finance and Golf Mortgage Finance segments.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues:
Captive Finance	$42	$58	$95	$120
Resort Finance	24	31	52	66
Golf Mortgage Finance	10	20	22	42
Asset-Based Lending	8	17	20	37
Structured Capital	(8)	(9)	(10)	—
Distribution Finance	(16)	60	4	125
Corporate and Other	26	—	25	1

Total revenues	$86	$177	$208	$391

(Loss) income before special charges, income taxes and noncontrolling interest:(1)(2)
Captive Finance	$(19)	$18	$(44)	$36
Resort Finance	(7)	15	(21)	30
Golf Mortgage Finance	(7)	(8)	(16)	—
Asset-Based Lending	4	4	9	(8)
Structured Capital	(44)	(11)	(49)	(6)
Distribution Finance	(39)	(3)	(52)	9
Corporate and Other	13	(2)	8	(6)

(Loss) income before special charges, income taxes and noncontrolling interest	$(99)	$13	$(165)	$55

Special charges	5	—	8	—

(Loss) income before income taxes and noncontrolling interest	$(104)	$13	$(173)	$55

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30,	January 3,
	2009	2009
	(In millions)

Finance assets:(3)
Captive Finance	$3,462	$3,668
Resort Finance	1,644	1,727
Golf Mortgage Finance	1,085	1,173
Distribution Finance	1,060	1,389
Structured Capital	556	603
Asset-Based Lending	275	649
Corporate and Other	62	90

Total finance assets	$8,144	$9,299

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs. Due to our significant difficulty in accessing the capital markets, the interest rate is partially determined using a theoretical approach. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense. This resulted in the allocation of $6 million and $17 million of interest expense to the six operating segments in excess of the interest expense actually incurred by the Company for the three and six months ended June 30, 2009, respectively.

(2)	Due to management’s decision to downsize the commercial finance business of Textron Financial and the resulting variations in personnel levels and job responsibilities, indirect expenses are no longer being allocated to each segment. These indirect expenses of $16 million and $32 million for the three and six months ended June 30, 2009, respectively, were aggregated in the Corporate and Other segment. Prior to 2009, indirect expenses were allocated to each segment based on the use of such resources and were based primarily upon the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; retained interests in securitizations; investment in equipment residuals; acquisition, development and construction arrangements; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and those additional and updated risk factors discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, all of which should be carefully considered by investors in our securities. The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TEXTRON FINANCIAL CORPORATION

Key Business Initiatives and Trends

On December 22, 2008, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. The current exit plan applies to $5.4 billion of managed finance receivables within our $8.6 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to four years. The portion of the business supporting the financing of customer purchases of products which Textron manufactures is primarily operated within our Captive Finance segment. The Captive Finance segment was established during the second quarter of 2009 based on the management consolidation of the Aviation Finance segment and the portion of the Golf Finance segment that finances customer purchases of E-Z-GO golf cars and Jacobsen turf-care equipment.

We achieved $2.2 billion of managed finance receivable reductions during the first six months of 2009. Reductions were achieved in all six of our operating segments, but were primarily driven by a $1.3 billion (38%) reduction in Distribution Finance and a $373 million (58%) reduction in Asset Based Lending. The reductions resulted from the combination of scheduled finance receivable collections, discounted payoffs of loans, sales of assets, repossession of collateral and charge-offs. The Distribution Finance receivable reduction includes a $274 million or 47% reduction in marine floorplan receivables. These collections were aided by discount programs which encouraged borrowers to liquidate inventory and resulted in $22 million of our Portfolio losses for the first six months of the year. The reduction in Asset Based Lending also included a sale of $109 million of finance receivables at their carrying value. In both Distribution Finance and Asset Based Lending, a significant amount of the reduction also resulted from the transition of borrowers with revolving lines of credit to new lenders. Repossession, foreclosure or the maturity of leveraged leases with residual values represented $229 million of the managed finance receivable reduction. However, we also generated $194 million from the collection or sale of these assets and other investments during the first six months of the year. The primary reason for the net increase in these assets was the foreclosure of 13 golf courses related to a single borrower in January 2009.

As a result of the December downsizing plan, $2.9 billion of the managed liquidating receivables were designated for sale or transfer, of which about $1.2 billion were securitized receivables and $1.7 billion were owned assets classified as held for sale. During the first six months, the balance of these managed receivables was reduced by approximately $1.1 billion to $1.8 billion. Approximately $600 million of this balance is currently securitized and $1.2 billion are owned assets. The $109 million sale of Asset Based Lending receivables represents the only significant sale in excess of $50 million during the first six months of the year, however we have sold several other individual and small groups of loans and continue to see interest in many of the portfolios classified as held for sale. Following an effort to market the portfolios held for sale in the first six months of 2009, and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we now intend to hold a portion of these finance receivables for the foreseeable future, we have reclassified $719 million, net of a $178 million valuation allowance, from the held for sale classification to held for investment during the first six months of 2009. The total change in the fair value of these reclassified finance receivables and the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

remaining $613 million of finance receivables that continue to be classified as held for sale at June 30, 2009 was $12 million.

Portfolio quality statistics weakened during the first six months of 2009. Nonaccrual finance receivables increased to $683 million (10.04% as a percentage of finance receivables held for investment) as of June 30, 2009 from $277 million (4.01% as a percentage of finance receivables held for investment) as of January 3, 2009 and 60+ day delinquency as a percentage of finance receivables held for investment increased to 6.62% as of June 30, 2009 from 2.59% as of January 3, 2009. This deterioration was most significant in the Resort Finance and Aviation Finance portfolios. We expect the percentages of nonaccrual finance receivables and delinquency to continue to deteriorate in subsequent quarters as a result of continued difficult general economic conditions, the lack of liquidity for borrowers in many of our industries and the continued implementation of our plan to downsize our non-captive commercial finance portfolios. We expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables. As a result of this continued trend, Allowance for losses on finance receivables held for investment increased $93 million as compared to January 3, 2009.

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

Due to the reduced availability of traditional sources of liquidity, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. Under the exit plan, we originally expected to liquidate at least $2.6 billion of managed finance receivables, net of originations, in 2009, and expected to use approximately $2.0 billion of proceeds from liquidations to pay maturing securitized off-balance sheet debt. During the first six months of 2009, we liquidated $2.2 billion of managed finance receivables and now expect to reduce managed finance receivables by at least $3.4 billion, net of originations, in 2009.

On February 3, 2009, we borrowed the $1.74 billion available balance of the $1.75 billion committed bank credit line. Textron also borrowed the available balance of its $1.25 billion committed bank credit line. A portion of these borrowings were utilized to repay the $743 million of commercial paper outstanding as of January 3, 2009. The remaining cash, combined with the proceeds from liquidation, is being utilized to repay our maturing term debt and securitization funding sources. Our bank credit line provides funding at favorable borrowing spreads to LIBOR and has reduced our interest expense as compared to the borrowing spreads we had been achieving on commercial paper issuances. Amounts borrowed under the credit facilities are due in April 2012.

Due to the progress made reducing our managed finance receivables and the availability of cash from the credit line, we repurchased $369 million and $393 million of our medium term notes prior to maturity during the three and six month periods ended June 30, 2009, respectively. These repurchases resulted in gains of $37 million and $39 million for the three and six month periods ended June 30, 2009, respectively, and will reduce our interest expense in future periods by approximately $7 million. We intend to continually evaluate opportunities to strategically repurchase our outstanding debt if it is in our economic interest, depending on our cash needs and market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The following table summarizes Textron Financial’s contractual payments and receipts, including all managed finance receivables and both on- and off-balance sheet funding sources as of June 30, 2009, for the specified periods:

	Payments/Receipts Due by Period
	Less Than	1-2	2-3	3-4	4-5	More Than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)

Payments due:
Multi-year credit facilities	$—	$—	$1,740	$—	$—	$—	$1,740
Other short-term debt	9	—	—	—	—	—	9
Term debt	2,253	1,382	53	578	31	159	4,456
Securitized on-balance sheet debt	68	66	96	76	71	107	484
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt	1,161	5	—	—	—	31	1,197
Interest payments on debt	132	82	61	41	29	78	423
Loan commitments	16	6	2	—	—	5	29
Operating lease rental payments	5	4	3	1	1	—	14

Total payments due	3,644	1,545	1,955	696	132	680	8,652

Cash and contractual receipts:
Finance receivable receipts — held for investment	1,625	1,302	1,121	828	491	1,582	6,949
Finance receivable receipts — held for sale	198	211	109	118	18	51	705
Securitized off-balance sheet finance receivable and cash receipts	1,302	5	—	—	—	31	1,338
Interest receipts on finance receivables	442	328	233	166	118	214	1,501
Operating lease rental receipts	27	22	18	13	7	16	103

Total contractual receipts	3,594	1,868	1,481	1,125	634	1,894	10,596
Cash	521	—	—	—	—	—	521

Total cash and contractual receipts	4,115	1,868	1,481	1,125	634	1,894	11,117

Net cash and contractual receipts (payments)	$471	$323	$(474)	$429	$502	$1,214	$2,465

Cumulative net cash and contractual receipts	$471	$794	$320	$749	$1,251	$2,465

This liquidity profile, combined with the excess cash generated by our borrowing under the committed credit facility, is an indicator of our ability to repay outstanding funding obligations, assuming contractual collection of finance receivables, absent access to new sources of liquidity or origination of additional finance receivables. This profile excludes cash which may be generated by the disposal of operating lease residual assets and Other assets in addition to cash which may be used to pay future income taxes and Accrued interest and other liabilities.

Securitized on-balance sheet and securitized off-balance sheet debt payments are based on the contractual receipts of the underlying finance receivables. These payments do not represent contractual obligations of the Company and we do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests. Finance receivable receipts are based on contractual cash flows. These amounts could differ due to sales, prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value. Securitized off-balance sheet finance receivable and cash receipts include $112 million of cash collections accumulated in the Distribution Finance revolving securitization trust collection account which was utilized to payoff maturing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

securitized off-balance sheet debt in July 2009. Interest payments and receipts in the table above reflect the current interest rate paid or received on the related debt and finance receivables. They do not include anticipated changes in either market interest rates or changes in borrower performance, which could have an impact on the interest rate according to the terms of the related debt or finance receivable contract.

At June 30, 2009, Textron Financial had unused commitments to fund new and existing customers under $643 million of committed revolving lines of credit. These loan commitments generally have an original duration of less than three years and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance segment, which do not contractually obligate the Company to provide funding, however, we may choose to fund under these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential types of fundings is included as a contractual obligation in the table above.

In addition to the liquidity sources contained in the table above, management continues to pursue multiple avenues for improving our liquidity profile. These avenues include additional financing secured by finance receivables, sales of portfolios classified as held for sale, transfers of existing funding obligations to new financing providers and loans from government agencies specializing in assistance with the financing of the foreign sale of products manufactured in the United States and Canada. The successful execution of these financing solutions would mitigate the inherent risks associated with collecting our managed finance receivable portfolio in accordance with its contractual maturity in the current economic environment and aid in the financing of Textron manufactured products in the future. Depending on the success of these initiatives and changes in external factors affecting the marketability and value of our assets, we may also consider the sale of assets currently classified as held for investment.

On July 14, 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a $500 million revolving credit facility with the Export-Import Bank of the United States. The revolving period of the facility expires in December 2010. This facility will provide funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. TFC will originate and service loans and finance leases on behalf of the new Textron finance subsidiary and provide a full guarantee of the debt obligations under this facility.

In April 2009, Textron signed a 3-year agreement with a subsidiary of The PNC Financial Services Group to become a provider of financing for a portion of the sales of E-Z-GO golf cars. We expect this agreement to reduce finance receivable originations in our Captive Finance segment.

In June 2009, we signed an agreement with TCF Inventory Finance, Inc. to transfer the rights to financing programs with two large manufacturers of lawn and garden products in the Distribution Finance segment. New fundings under these programs are being assumed by TCF Bank and will reduce the Company’s originations.

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

	Fitch Ratings	Moody’s	Standard & Poor’s

Long-term ratings	BB+	Baa3	BB+
Short-term ratings	B	P3	B
Outlook	Negative	Negative	Developing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Cash flows from operations are summarized below:

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(In millions)

Operating activities	$72	$83
Investing activities	1,043	(134)
Financing activities	(616)	46

Cash flows provided by investing activities during the first six months of 2009 increased by $1.2 billion as compared to the first six months of 2008. This was primarily due to a $4.1 billion decrease in finance receivable originations resulting from our decision to exit portions of our commercial finance business, partially offset by a $2.8 billion decrease in finance receivable collections and $433 million of lower proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities decreased $662 million in the first six months of 2009, as compared to the first six months of 2008 as a result of the decrease in managed finance receivables, which reduced the need to raise cash from financing activities, partially offset by the $505 million increase in cash held by the Company as compared to January 3, 2009. We also generated $21 million of cash during the first quarter of 2009 from the sale of a 51% residual interest in the Aviation Finance securitization trust to Textron, which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 89% at June 30, 2009 compared to 86% at January 3, 2009. Textron Financial’s ratio of earnings to fixed charges was (0.80)x for the six months ended June 30, 2009 compared to 1.35x for the corresponding period in 2008. Textron made cash payments of $88 million and $109 million on April 14, 2009 and July 10, 2009, respectively, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and Textron Financial’s credit facility.

During the first six months of 2009, Textron Financial declared and paid dividends to Textron of $189 million compared to dividends declared and paid of $147 million during the corresponding period of 2008. The payment of these dividends represents a return of Textron’s investment consistent with maintaining our targeted leverage ratio. Textron also contributed capital of $5 million to Textron Financial in both the first six months of 2009 and 2008, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis. Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period will end in the third quarter of 2009.

The trust had $1.3 billion of notes outstanding as of June 30, 2009. We own $141 million of these notes, representing our remaining retained interests. During the six months ended June 30, 2009, we recognized a $26 million other-than-temporary impairment charge and a $13 million unrealized loss in Other comprehensive income on our retained interests in this trust. In connection with the maturity of $149 million of the notes in July 2009, including $44 million retained seller certificates owned by the Company, the trust accumulated $112 million of cash during the second quarter of 2009 from collections of finance receivables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

Revenues

Revenues decreased $91 million and $183 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)

Portfolio losses	$(47)	$(62)
Lower market interest rates	(23)	(62)
Lower securitization gains	(20)	(41)
Lower other income	(17)	(28)
Increased impairments of retained interests in securitizations	(20)	(26)
Lower average finance receivables of $588 million and $488 million, respectively	(10)	(17)
Gains on debt extinguishment	37	39
Benefit from variable-rate receivable interest rate floors	12	28

(Loss) Income before Special Charges, Income Taxes and Noncontrolling Interest

Income before special charges, income taxes and noncontrolling interest decreased $112 million and $220 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)

Increase in provision for losses	$(47)	$(96)
Portfolio losses	(47)	(62)
Lower securitization gains	(20)	(41)
Lower other income	(17)	(28)
Increased impairments of retained interests in securitizations	(20)	(26)
Revenue impact of lower average finance receivables of $588 million and $488 million, respectively	(10)	(17)
Gains on debt extinguishment	37	39
Benefit from variable-rate receivable interest rate floors	12	28

The increase in provision for losses for the three and six months ended June 30, 2009 as compared to the corresponding period of 2008 was primarily the result of increases in the Captive finance portfolio ($23 million and $57 million, respectively) related to a significant increase in delinquent accounts and declining aircraft values, and the Resort finance portfolio ($21 million and $50 million, respectively) reflecting the lack of liquidity available to borrowers in this industry. In addition, a specific reserve was established during the second quarter of 2009 on one automobile manufacturer lease within the Structured Finance portfolio ($32 million). These increases were partially offset by specific reserving actions taken on two accounts during the three and six months ended June 30, 2008 ($12 million and $27 million, respectively).

Portfolio losses include discounts taken on the sale or early termination of finance assets ($30 million and $32 million, respectively) for the three and six months ended of 2009, including discounts associated with the liquidation of distribution finance and golf mortgage receivables and impairment charges associated with repossessed aircraft ($13 million and $16 million, respectively) for the three and six months ended June 30, 2009. Lower

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

other income also includes an increase to the held for sale valuation allowance ($11 million and $12 million, respectively) for the three and six months ended of 2009, to reflect changes in fair value.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Federal statutory income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(2.4)	43.8	(1.4)	11.7
Foreign tax rate differential	(6.6)	15.2	(0.5)	(6.1)
Canadian dollar functional currency	—	0.2	—	0.1
Change in state valuation allowance	0.2	(83.8)	(0.3)	(20.1)
Tax contingencies	1.2	73.8	1.6	21.4
Tax credits	(0.7)	(6.8)	(0.8)	(3.0)
Change in status of foreign subsidiary	4.5	—	4.3	—
Other, net	0.3	(9.1)	0.1	(2.4)

Effective income tax rate	(38.5)%	68.3%	(32.0)%	36.6%

The difference between the statutory and effective tax rate for the three months ended June 30, 2009 is primarily attributable to a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries and the benefit for state taxes, partially offset by an increase in estimate of the taxable amount of a distribution from a Canadian subsidiary and interest on tax contingencies, the majority of which is associated with leveraged leases.

The difference between the statutory and effective tax rate for the six months ended June 30, 2009 is primarily attributable to an increase in estimate of the taxable amount of a distribution from a Canadian subsidiary and interest on tax contingencies, the majority of which is associated with leveraged leases, partially offset by the benefit for state taxes and tax credits.

The difference between the statutory and effective tax rate for the three and six months ended June 30, 2008 is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable, offset by interest on tax contingencies, the majority of which is associated with leveraged leases, and state tax expense.

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

Nonaccrual finance receivables, repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables are presented separately as opposed to combining these as nonperforming assets due to their increasing significance and inherent differences. Nonaccrual finance receivables are carried at their amortized cost, net of the allowance for losses, while repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables are both initially recorded at the lower of their previous carrying value or net realizable value. In addition, operating assets received in satisfaction of troubled finance

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale.

The following table sets forth certain information about nonaccrual finance receivables and the related percentages of each business segment’s finance receivables held for investment. Finance receivables held for sale are reflected at fair value, and are not included in the credit performance statistics below:

	June 30,		January 3,
	2009		2009
	(Dollars in millions)

Resort Finance	$349	22.40%	$78	4.96%
Captive Finance	109	3.41%	35	1.03%
Distribution Finance	94	12.06%	43	9.02%
Golf Mortgage Finance	88	11.48%	107	12.11%
Structured Capital	32	8.00%	—	—
Corporate and Other	11	23.38%	14	20.46%

Total nonaccrual finance receivables	$683	10.04%	$277	4.01%

We believe that the percentage of nonaccrual finance receivables generally will continue to increase as we execute our liquidation plan under the current economic conditions. We expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables. The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers within the Resort Finance segment and to a significant increase in delinquent accounts and weakening aircraft values in the Captive Finance segment.

Allowance for losses on finance receivables held for investment is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Allowance for losses on finance receivables beginning of period	$220	$105	$191	$89
Provision for losses	87	40	163	67
Less net charge-offs:
Distribution Finance	11	14	23	23
Asset-Based Lending	—	4	—	4
Captive Finance	9	1	17	4
Golf Mortgage Finance	1	—	22	—
Resort Finance	2	—	4	(1)
Corporate and Other	—	—	4	—

Total net charge-offs	23	19	70	30

Allowance for losses on finance receivables end of period	$284	$126	$284	$126

Net charge-offs as a percentage of average finance receivables held for investment	1.33%	0.89%	2.03%	0.68%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

	June 30,	January 3,
	2009	2009
	(Dollars in millions)

Nonaccrual finance receivables as a percentage of finance receivables held for investment	10.04%	4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	4.18%	2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	41.6%	68.9%
60+ days contractual delinquency as a percentage of finance receivables held for investment	6.62%	2.59%
Operating assets received in satisfaction of troubled finance receivables	$192	$84
Repossessed assets and properties	75	70

The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of the Resort Finance and Captive Finance accounts mentioned above for which specific reserves were either not established or established at a percentage of the outstanding balance. This reflects our best estimate of loss based on a detailed review of our workout strategy and estimates of collateral value. The increase in Golf Mortgage Finance net charge-offs is primarily due to the charge-off upon foreclosure of 13 golf courses related to one account, which had been specifically reserved in prior periods. The increase in Captive Finance net charge-offs principally reflects the impact of declining aircraft values on the probability and severity of loss in the aircraft portfolio.

The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects an increase in the number of golf courses whose ownership was transferred from the borrower and investments in real estate associated with leveraged leases which matured during the first six months of 2009. We intend to operate and improve the performance of these properties prior to their eventual disposition.

Managed Finance Receivables

Managed finance receivables consist of finance receivables held for investment, finance receivables held for sale and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table:

	June 30,		January 3,
	2009		2009
	(Dollars in millions)

Captive Finance	$3,195	37%	$3,403	31%
Distribution Finance	2,085	24%	3,379	31%
Resort Finance	1,568	18%	1,636	15%
Golf Mortgage Finance	1,039	12%	1,177	11%
Structured Capital	405	5%	508	5%
Asset-Based Lending	275	3%	649	6%
Corporate and Other	46	1%	69	1%

Total managed finance receivables	$8,613	100%	$10,821	100%

Managed finance receivables decreased primarily as a result of the continued liquidation of certain portfolios, mostly within the Distribution Finance and Asset-Based Lending segments.

Operating Results by Segment

Segment (loss) income presented in the tables below reflects amounts before special charges, income taxes and noncontrolling interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Captive Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$42	$58	$95	$120
Segment (loss) income	$(19)	$18	$(44)	$36

Revenues decreased $16 million and $25 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to an increase in portfolio losses ($12 million and $16 million, respectively) and lower securitization gains ($3 million and $8 million, respectively). Portfolio losses primarily include impairments recorded on repossessed assets as a result of weakening aircraft values.

Segment income decreased $37 million and $80 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to higher loss provision ($23 million and $57 million, respectively) and an increase in portfolio losses ($12 million and $16 million, respectively). Provision for losses increased primarily as a result of an increase in the reserve rate utilized to establish the provision for losses ($13 million and $33 million, respectively) and other specific reserving actions ($8 million and $13 million, respectively) as delinquent and nonaccrual loans increased significantly and aircraft values continued to decline.

Resort Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$24	$31	$52	$66
Segment (loss) income	$(7)	$15	$(21)	$30

Revenues decreased $7 million and $14 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to the decrease in market interest rates ($7 million and $18 million, respectively).

Segment income decreased $22 million and $51 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, mostly due to an increase in provision for losses ($21 million and $50 million, respectively) reflecting the establishment of loss reserves due to the lack of liquidity available to borrowers in this industry.

Golf Mortgage Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$10	$20	$22	$42
Segment loss	$(7)	$(8)	$(16)	$—

Revenues decreased $10 million and $20 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to an increase in portfolio losses ($3 million and $6 million, respectively), a decrease in market interest rates ($3 million and $9 million, respectively) and lower securitization gains of $2 million for both periods.

The decrease of $1 million in segment loss for the three months ended June 30, 2009 as compared to 2008 is primarily due to higher portfolio losses ($3 million) and lower interest margin, excluding other income ($3 million), partially offset by lower provision for losses ($10 million) mostly attributable to a $12 million specific reserve established for one account in 2008. The increase in segment loss of $16 million for the six months ended June 30,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

2009 as compared to 2008 principally reflects an increase in portfolio losses ($6 million) and lower pure interest margin percentage ($6 million).

Asset-Based Lending

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$8	$17	$20	$37
Segment income (loss)	$4	$4	$9	$(8)

Revenues decreased $9 million and $17 million for the three and six months ended June 30, 2009 as compared to 2008, primarily due to lower average finance receivables of $439 million and $312 million, respectively, as a result of the continued liquidation of the portfolio.

Segment income was unchanged for the three months ended June 30, 2009 and increased $17 million for the six months ended June 30, 2009 as compared to 2008. The increase in segment income for the six months ended June 30, 2009 was primarily due to lower provision for losses mostly the result of a $15 million specific reserving action taken for one account during 2008.

Structured Capital

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$(8)	$(9)	$(10)	$—
Segment loss	$(44)	$(11)	$(49)	$(6)

The decrease in revenues of $10 million for the six months ended June 30, 2009 was primarily due to higher portfolio losses ($14 million), partially offset by a reduction in leveraged lease earnings resulting from the adoption of FSP 13-2 in 2008 ($9 million).

Segment loss increased $33 million and $43 million for the three months and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to higher provision for losses as a result of a $32 million specific reserve established for one automobile manufacturer lease during the second quarter of 2009.

Distribution Finance

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$(16)	$60	$4	$125
Segment (loss) income	$(39)	$(3)	$(52)	$9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Revenues decreased $76 million and $121 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)

Lower securitization gains	$(15)	$(31)
Increased impairments of retained interests in securitizations	(20)	(26)
Portfolio losses	(24)	(24)
Lower average finance receivables of $525 million and $644 million, respectively	(5)	(12)
Lower market interest rates	(5)	(13)
Lower other income	(6)	(7)
Benefit from variable-rate receivable interest rate floors	8	19

Portfolio losses include $22 million of discounts recorded on the early termination of marine finance assets during the three months ended June 30, 2009.

Segment income decreased $36 million and $61 million for the three and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)

Lower securitization gains	$(15)	$(31)
Increased impairments of retained interests in securitizations	(20)	(26)
Portfolio losses	(24)	(24)
Revenue impact of lower average finance receivables of $525 million and $644 million, respectively	(5)	(12)
Lower other income	(6)	(7)
Provision for losses	19	24
Benefit from variable-rate receivable interest rate floors	8	19
Lower selling and administrative expenses	10	18

Provision for losses decreased for both the three and six months ended June 30, 2009 mostly as a result of the classification of $760 million of finance receivables as held for sale at January 3, 2009 and the overall reduction of finance receivables from the $1.6 billion at June 30, 2008 to $931 million at June 30, 2009.

Corporate and Other Segment

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)

Revenues	$26	$—	$25	$1
Segment income (loss)	$13	$(2)	$8	$(6)

Revenues increased $26 million and $24 million for the three months and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to gains on early debt extinguishment ($37 million and $39 million, respectively), partially offset by lower other income ($11 million and $15 million, respectively). Lower other income includes an increase to the held for sale valuation allowance ($11 million and $12 million, respectively) for the three and six months ended of 2009, to reflect changes in fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Segment income increased $15 million and $14 million for the three months and six months ended June 30, 2009 as compared to 2008, respectively, primarily due to gains on early debt extinguishment ($37 million and $39 million, respectively) and a change in unallocated interest expense ($7 million and $20 million, respectively), partially offset by lower other income ($11 million and $15 million, respectively) and a change in unallocated selling and administrative expenses ($19 million and $30 million, respectively). Selling and administrative and interest expense allocation methodologies are more fully described in Note 15. Financial Information about Operating Segments.

Selected Financial Ratios

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net interest margin as a percentage of average net investment(1)	2.13%	4.91%	2.63%	5.35%
Return on average equity	(25.25)%	1.60%	(22.99)%	6.46%
Return on average assets	(2.82)%	0.17%	(2.53)%	0.72%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	2.02%	1.53%	1.92%	1.62%
Operating efficiency ratio(3)	129.3%	48.0%	101.9%	45.8%
Net charge-offs as a percentage of average finance receivables held for investment	1.33%	0.89%	2.03%	0.68%

	June 30,		January 3,
	2009		2009

60+ days contractual delinquency as a percentage of finance receivables held for investment(4)	6.62%		2.59%
Nonaccrual finance receivables as a percentage of finance receivables held for investment	10.04%		4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	4.18%		2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	41.6%		68.9%
Total debt to tangible equity(5)	7.50	x	6.52x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables.

(5)	Tangible equity equals Total equity, excluding Accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and its exclusion

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

from consolidation by the primary beneficiary in that variable interest entity (“VIE”) or the transferor of financial assets to the VIE. The new accounting guidance also requires that former QSPE’s be reevaluated for consolidation. This standard is effective beginning in the first quarter of 2010 and early application is prohibited. The adoption of this standard may result in the consolidation of our off-balance sheet securitization trusts, which hold our securitized finance receivables and debt. As our off-balance sheet securitization trusts are winding down in connection with our liquidation plan, we are currently assessing the impact the adoption of this standard may have our on financial position, results of operations and liquidity when we are required to adopt it next year.

Also in June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This standard changed the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective in the first quarter of 2010 and early application is prohibited. The adoption of this standard is not expected to have any significant impact on our financial position or results of operations.

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained in our Annual Report on Form 10-K for the year ended January 3, 2009, those additional and updated risk factors discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and including the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we offer financing; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost reduction programs, including our current restructuring program; (e) increases in pension expenses and other post-retirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed bank line of credit and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; (l) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (m) the ability to successfully exit from our commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain portfolios and businesses; (n) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (o) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (p) legislative or regulatory actions impacting our operations; and (q) continued volatility and further deterioration of the capital markets.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 31, 2009