Form 10-Q
period 2009-09-30
TEXTRON FINANCIAL CORP
filed 2009-10-30
CIK 709255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15515

TEXTRON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	05-6008768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, RI	02940-6687
(Address of principal executive offices)	(Zip code)

401-621-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐.     No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☑.	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.     No ☑.

All of the shares of common stock of the registrant are owned by Textron Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Finance charges	$108	$139	$327	$421
Gains on early extinguishment of debt	9	—	48	—
Rental revenues on operating leases	8	9	23	26
Portfolio (losses) gains	(54)	(1)	(114)	1
Securitization gains (losses)	—	11	(27)	51
Other income	—	26	22	76

Total revenues	71	184	279	575
Interest expense	33	70	128	227
Depreciation of equipment on operating leases	5	5	14	14

Net interest margin	33	109	137	334
Provision for losses	43	34	206	101
Selling and administrative expenses	54	57	160	160
Special charges	1	—	9	—

(Loss) income before income taxes and noncontrolling interest	(65)	18	(238)	73
Income tax (benefit) expense	(21)	4	(76)	24

Net (loss) income before noncontrolling interest	(44)	14	(162)	49
Noncontrolling interest, net of income taxes	(3)	—	(2)	—

Net (loss) income	$(41)	$14	$(160)	$49

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	January 3,
	2009	2009
	(In millions)
Assets
Cash and equivalents	$616	$16
Finance receivables held for investment, net of unearned income:
Installment contracts	2,458	2,787
Revolving loans	1,173	1,208
Golf course and resort mortgages	1,093	1,206
Distribution finance receivables	481	647
Finance leases	431	608
Leveraged leases	359	459

Total finance receivables held for investment	5,995	6,915
Allowance for losses on finance receivables held for investment	(302)	(191)

Finance receivables held for investment — net	5,693	6,724
Finance receivables held for sale	998	1,658
Equipment on operating leases — net	220	247
Other assets	580	699

Total assets	$8,107	$9,344

Liabilities and equity
Liabilities
Accrued interest and other liabilities	$338	$379
Amounts due to Textron Inc.	47	161
Deferred income taxes	226	337
Debt	6,638	7,388

Total liabilities	7,249	8,265

Equity
Shareholder’s equity
Capital surplus	1,414	1,217
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(48)	(55)
Retained deficit	(502)	(58)

Total shareholder’s equity	839	1,079
Noncontrolling interest	19	—

Total equity	858	1,079

Total liabilities and equity	$8,107	$9,344

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(160)	$49
Net income attributable to noncontrolling interest	(2)	—

Net (loss) income before noncontrolling interest	(162)	49
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash provided by operating activities:
Provision for losses	206	101
Deferred income tax provision	(116)	(27)
Increase (decrease) in income taxes payable	99	(3)
Portfolio losses	114	1
Gains on early extinguishment of debt	(48)	—
Impairments/gains in excess of collections on securitizations and syndications	25	(5)
Depreciation and amortization	27	31
Decrease in accrued interest and other liabilities	(28)	(3)
Other — net	19	10

Net cash provided by operating activities	136	154

Cash flows from investing activities:
Finance receivables originated or purchased	(3,044)	(9,489)
Finance receivables repaid	3,937	8,602
Proceeds from receivable sales, including securitizations	252	746
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	197	27
Other investments	139	(90)
Purchase of assets for operating leases	(11)	(21)

Net cash provided (used) by investing activities	1,470	(225)

Cash flows from financing activities:
Proceeds from line of credit	1,740	—
Proceeds from issuance of long-term debt	—	1,161
Principal payments on long-term debt	(1,250)	(1,139)
Net (decrease) increase in commercial paper	(743)	5
Net (decrease) increase in other short-term debt	(25)	25
Proceeds from issuance of secured debt	16	300
Principal payments on secured debt	(425)	—
Principal payments on nonrecourse debt	(148)	(62)
Net decrease in intercompany loan due to Textron Inc.	(115)	—
Proceeds from sale of noncontrolling interest	21	—
Capital contributions from Textron Inc.	204	7
Dividends paid to Textron Inc.	(291)	(149)

Net cash (used) provided by financing activities	(1,016)	148

Effect of exchange rate changes on cash	10	(1)

Net increase in cash and equivalents	600	76
Cash and equivalents at beginning of year	16	60

Cash and equivalents at end of period	$616	$136

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

		Investment	Accumulated
		In Parent	Other		Total
		Company	Comprehensive	Retained	Share-
	Capital	Preferred	Income	Earnings	holder’s	Noncontrolling	Total
	Surplus	Stock	(Loss)	(Deficit)	Equity	Interest	Equity
	(In millions)
Balance December 29, 2007	$592	$(25)	$26	$545	$1,138	$—	$1,138
Comprehensive loss:
Net loss	—	—	—	(461)	(461)	—	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	(79)	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	(1)	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss	—	—	(81)	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	(542)	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	634	—	634
Dividends to Textron Inc.	(9)	—	—	(142)	(151)	—	(151)

Balance January 3, 2009	1,217	(25)	(55)	(58)	1,079	—	1,079

Comprehensive loss:
Net (loss) income	—	—	—	(160)	(160)	(2)	(162)
Other comprehensive gain:
Change in unrealized net losses on retained interests, net of income tax benefit	—	—	(1)	—	(1)	—	(1)
Foreign currency translation, net of income taxes	—	—	6	—	6	—	6
Change in unrealized net gain on hedge contracts, net of income taxes	—	—	2	—	2	—	2

Other comprehensive gain	—	—	7	—	7	—	7

Comprehensive loss	—	—	—	—	(153)	(2)	(155)
Capital contributions from Textron Inc.	204	—	—	—	204	—	204
Dividends to Textron Inc.	(7)	—	—	(284)	(291)	—	(291)
Sale of noncontrolling interest	—	—	—	—	—	21	21

Balance September 30, 2009	$1,414	$(25)	$(48)	$(502)	$839	$19	$858

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 3, 2009. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (“Textron Financial” or the “Company”) and its subsidiaries. All significant intercompany transactions are eliminated. In the first quarter of 2009, we sold a 51% residual interest in the Aviation Finance securitization trust to Textron Inc., which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at September 30, 2009, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on October 30, 2009, which is the date that these financial statements were issued.

In the fourth quarter of 2008, Textron announced a plan to exit all of our commercial finance business, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. In the second quarter of 2009, we changed our management structure for the captive business to facilitate the management of operations of this ongoing business. Due to this change, we consolidated the portion of the Golf Finance segment that finances customer purchases of E-Z-GO golf cars and Jacobsen turf-care equipment into the Aviation Finance segment, which finances customer purchase of Textron manufactured aircraft. As a result, the Company’s segment reporting has been adjusted to form a new Captive Finance segment and the remainder of the former Golf Finance segment, which historically made mortgage loans for the acquisition and refinancing of golf courses, has been renamed the Golf Mortgage Finance segment. All comparative segment information for prior periods has been recast to reflect this change.

Note 2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (“VIE”) or the transferor of financial assets to the VIE. The new accounting guidance also requires that former QSPE’s be reevaluated for consolidation. This standard is effective beginning in the first quarter of 2010 and early application is prohibited. The adoption of this standard will result in the consolidation of any remaining off-balance sheet securitization trusts, which include securitized finance receivables and the related debt. The adoption of this standard will not have a material impact on our financial position, results of operations or liquidity.

Also in June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective in the first quarter of 2010 and early application is prohibited. We are currently assessing the impact the adoption of this standard may have on our financial position, results of operations or liquidity.

Note 3.	Portfolio (Losses) Gains and Other income

Portfolio (losses) gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, investments and (losses) gains incurred on the sale or early termination of finance assets.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Servicing income	$5	$11	$22	$32
Investment income	3	8	9	18
Late charges	1	1	3	3
Prepayment income	—	1	(1)	3
Syndication income	—	—	—	2
Other	(9)	5	(11)	18

Total other income	$—	$26	$22	$76

The Other component of Other income includes adjustments to the valuation allowance for finance receivables held for sale, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

Note 4.	Special Charges

In the fourth quarter of 2008, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion supporting the financing of customer purchases of products which Textron manufactures. In conjunction with the exit plan, we announced a restructuring program to downsize and consolidate our operations. We have incurred $1 million in severance costs in the third quarter of 2009 under this plan, and $8 million in employee severance and pension curtailment costs and $1 million in contract termination costs for the nine months ended September 30, 2009.

We record restructuring costs in Special charges on our Consolidated Statements of Operations, as these costs are generally of a nonrecurring nature and are not included in Segment (loss) income, which is our measure used for evaluating performance and for decision-making purposes. Restructuring costs by segment for the three and nine months ended September 30, 2009 are summarized below. There were no restructuring costs recorded in the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
	(In millions)
Corporate and Other	$1	$7
Distribution Finance	—	2

Total Restructuring costs	$1	$9

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

An analysis of our restructuring reserve is presented below:

	Severance
	and Pension	Contract
	Curtailment	Termination
	Costs	Costs	Total
	(In millions)
Balance at January 3, 2009	$11	$1	$12
Additions	8	1	9
Cash Paid	(8)	(2)	(10)

Balance at September 30, 2009	$11	$—	$11

Restructuring costs since the inception of the program through September 30, 2009 are summarized below by segment:

	Distribution	Captive	Asset-Based	Corporate
	Finance	Finance	Lending	and Other	Total
	(In millions)
Severance and pension curtailment costs	$3	$1	$1	$18	$23
Non-cash asset impairments	7	3	1	—	11
Contract termination costs	2	—	—	—	2

Total Restructuring costs	$12	$4	$2	$18	$36

We expect to incur additional costs to exit the non-captive portion of our business over the next two to three years. These costs are expected to be primarily attributable to severance and retention benefits and are not reasonably estimable at this time.

Note 5.	Managed and Serviced Finance Receivables

Textron Financial manages and services finance receivables for a variety of investors, participants and third-party portfolio owners. Managed and serviced finance receivables are summarized as follows:

	September 30,	January 3,
	2009	2009
	(In millions)
Total managed and serviced finance receivables	$8,926	$12,173
Nonrecourse participations	(772)	(820)
Third-party portfolio servicing	(348)	(532)

Total managed finance receivables	7,806	10,821
Securitized finance receivables	(813)	(2,248)

Finance receivables	6,993	8,573
Finance receivables held for sale	(998)	(1,658)

Finance receivables held for investment	$5,995	$6,915

Nonrecourse participations consist of undivided interests in loans originated by Textron Financial, primarily in Resort Finance, Golf Mortgage Finance and Asset-Based Lending, which are sold to independent investors.

Third-party portfolio servicing largely relates to finance receivable portfolios of resort developers and loan portfolio servicing for third-party financial institutions.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On July 14, 2009, a newly formed subsidiary of Textron entered into a $500 million credit facility with the Export-Import Bank of the United States. The facility expires in December 2010. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. Textron Financial originates and services loans and finance leases as servicer for the new subsidiary, which is wholly-owned and consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility. These loans and finance leases which totaled $30 million as of September 30, 2009, are also included in Third-party portfolio servicing.

Note 6.	Finance Receivables Held for Investment

Portfolio Maturities

Portfolio maturities of finance receivables held for investment outstanding at September 30, 2009, excluding valuation allowance, were as follows:

	Less than	1-2	2-3	3-4	4-5	More than
	1 year	Years	Years	Years	Years	5 years	Total
	(In millions)
Installment contracts	$389	$313	$345	$331	$289	$791	$2,458
Revolving loans	183	486	348	177	13	19	1,226
Golf course and resort mortgages	156	251	223	194	87	195	1,106
Distribution finance receivables	405	75	15	3	1	—	499
Finance leases	96	93	83	38	9	112	431
Leveraged leases	(2)	1	(6)	(10)	2	374	359

Total finance receivables held for investment	$1,227	$1,219	$1,008	$733	$401	$1,491	$6,079

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

Finance receivables held for investment include approximately $549 million and $1.1 billion of finance receivables that have been legally sold to special purpose entities (“SPEs”) and are consolidated subsidiaries of Textron Financial as of September 30, 2009 and January 3, 2009, respectively. The assets of the SPEs are pledged as collateral for $443 million and $853 million of debt as of September 30, 2009 and January 3, 2009, respectively, which have been reflected as securitized on-balance sheet debt. Third-party investors have no legal recourse to Textron Financial beyond the credit enhancement provided by the assets of the SPEs. Finance receivables held for investment also include approximately $19 million and $102 million of finance receivables that were unfunded at September 30, 2009 and January 3, 2009, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Following an effort to market the portfolios held for sale in the first six months of 2009, and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we intended to hold a portion of these finance receivables for the foreseeable future, we reclassified $719 million, net of

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

a $178 million valuation allowance, from the held for sale classification to held for investment in the second quarter of 2009.

As a result of the significant influence of economic and liquidity conditions on our business plans, strategies and liquidity position, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. Unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

In the third quarter of 2009, we received unanticipated inquiries to purchase receivable portfolios classified as held for investment. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. As a result, $313 million, net of a $40 million valuation allowance, of the finance receivables reclassified from held for sale to held for investment in the second quarter of 2009 were reclassified as held for sale in the third quarter of 2009 and $108 million of additional finance receivables, net of a $3 million valuation allowance, were also classified as held for sale.

Finance Receivable Impairment

Textron Financial periodically evaluates finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment. Finance receivables classified as held for sale are reflected at fair value and are excluded from this assessment. A finance receivable is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. In addition, the Company identifies finance receivables that are considered impaired due to the significant modification of the original terms to reflect deferred principal payments generally at market interest rates, but which continue to accrue finance charges since full collection of principal and interest is not doubtful. The Company performs a valuation of the collateral supporting impaired nonaccrual finance receivables on a quarterly basis using the methods described in Note 10. Fair Value of Financial Instruments.

Impaired Finance Receivables

	September 30,	January 3,
	2009	2009
	(In millions)
Impaired nonaccrual finance receivables	$781	$234
Impaired accrual finance receivables	276	19

Total impaired finance receivables	1,057	253
Less: Impaired finance receivables without identified reserve requirements	378	71

Impaired nonaccrual finance receivables with identified reserve requirements	$679	$182

Allowance for losses on impaired nonaccrual finance receivables	$147	$43

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Nonaccrual Finance Receivables

	September 30,	January 3,
	2009	2009
	(In millions)
Impaired nonaccrual finance receivables	$781	$234
Nonaccrual homogeneous finance receivables	57	43

Total nonaccrual finance receivables	$838	$277

A summary of nonaccrual finance receivables, impaired nonaccrual finance receivables and related allowance for losses by collateral type is as follows:

		September 30, 2009			January 3, 2009
				Allowance for			Allowance
				Losses on			for Losses
			Impaired	Impaired		Impaired	on Impaired
		Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
		Finance	Finance	Finance	Finance	Finance	Finance
		Receivables	Receivables	Receivables	Receivables	Receivables	Receivables
		(In millions)
Segment:	Collateral Type:
Resort Finance	Notes receivable(1)	$303	$300	$42	$78	$74	$9
	Hotels	62	62	7	—	—	—
	Resort construction and inventory	67	67	—	—	—	—
	Land	17	17	4	—	—	—
Distribution Finance	Dealer inventory	89	67	21	43	34	3
Captive Finance	General aviation aircraft	139	123	24	17	6	2
	Golf equipment	16	3	1	18	—	—
Golf Mortgage Finance	Golf course property	96	95	21	107	107	25
	Marinas	8	8	—	—	—	—
Structured Capital	Capital equipment	32	32	27	—	—	—
Corporate and Other	Other	9	7	—	14	13	4

	Total	$838	$781	$147	$277	$234	$43

(1)	Finance receivables collateralized primarily by timeshare notes receivable may also be collateralized by certain real estate and other assets of our borrowers.

The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers in the Resort Finance segment, weaker general economic conditions and weaker aircraft values in the Captive Finance segment. The increase in Resort Finance included one $212 million account, which is primarily collateralized by timeshare notes receivable and several resort properties. The increase in nonaccrual finance receivables and the allowance for losses on impaired nonaccrual finance receivables in the Structured Capital segment is due to a $32 million lease that is secured by automobile manufacturing equipment.

The average recorded investment in impaired nonaccrual finance receivables during the first nine months of 2009 was $508 million compared to $121 million in the corresponding period in 2008. The average recorded

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

investment in impaired accrual finance receivables amounted to $116 million in the first nine months of 2009 compared to $38 million in the corresponding period in 2008.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $36 million and $10 million in the first nine months of 2009 and 2008, respectively, as no finance charges were recognized using the cash basis method.

Note 7.	Other Assets

	September 30,	January 3,
	2009	2009
	(In millions)
Operating assets received in satisfaction of troubled finance receivables	$168	$84
Retained interests in securitizations	93	200
Derivative financial instruments	80	133
Investments in other marketable securities	74	95
Repossessed assets and properties	74	70
Other long-term investments	39	30
Fixed assets — net	25	24
Other	27	63

Total other assets	$580	$699

Interest-only securities within retained interests in securitizations were $3 million and $12 million at September 30, 2009 and January 3, 2009, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. At September 30, 2009, unrealized losses on these investments were $13 million. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts. In reaching our conclusion that the investments are not other-than-temporarily impaired, we relied on industry analyst reports, credit ratings specific to each investment and information on delinquency, loss and payment experience of the collateral underlying each security.

Repossessed assets and properties are assets we intend to sell in a relatively short period of time and are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. Subsequent declines in fair value are recorded in Portfolio (losses) gains.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of September 30, 2009 they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio (losses) gains for the shortfall between estimated fair value and the carrying amount. The cash flows related to these assets, net of investment made for capital improvements, are recorded in Selling and administrative expenses.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

To conform with current presentation, $66 million of assets previously classified as Other long-term investments and $18 million of assets previously classified as Repossessed assets and properties are now classified as Operating assets received in satisfaction of troubled finance receivables as of January 3, 2009.

Note 8.	Debt and Credit Facilities

	September 30,	January 3,
	2009	2009
	(In millions)
Short-term debt:
Commercial paper	$—	$743
Other short-term debt	—	25

Total short-term debt	—	768
Line of credit facility:
Due 2012 (0.91)%	1,740	—
Long-term debt:
Fixed-rate notes
Due 2009 (weighted-average rates of 5.84% and 5.62%, respectively)	556	698
Due 2010 (weighted-average rates of 4.79% and 4.82%, respectively)	711	1,018
Due 2011 (weighted-average rates of 5.03% and 5.04%, respectively)	370	452
Due 2012 (weighted-average rates of 4.43% and 4.43%, respectively)	52	52
Due 2013 (weighted-average rates of 5.19% and 5.19%, respectively)	478	478
Due 2014 and thereafter (weighted-average rates of 5.79% and 5.68%, respectively)	164	152

Total fixed-rate notes	2,331	2,850
Variable-rate notes
Due 2009 (weighted-average rates of 0.58% and 2.78%, respectively)	199	836
Due 2010 (weighted-average rates of 0.87% and 3.09%, respectively)	1,255	1,297
Due 2011 (weighted-average rates of 0.94% and 3.40%, respectively)	206	275
Due 2013 (weighted-average rates of 1.29% and 3.07%, respectively)	100	100

Total variable-rate notes	1,760	2,508
Securitized on-balance sheet debt:
Amortization beginning 2009 (weighted-average rates of 1.32% and 3.90%, respectively)	443	853
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	300
Unamortized discount	(2)	(3)
Fair value adjustments	66	112

Total long-term, securitized on-balance sheet and subordinated debt	4,898	6,620

Total debt	$6,638	$7,388

The Company extinguished through open market transactions $595 million of our medium term notes prior to maturity during the first nine months ended September 30, 2009. These transactions resulted in gains of $9 million and $48 million for the three and nine months ended September 30, 2009, respectively.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On September 14, 2009, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. On October 13, 2009, Textron Financial Corporation extinguished $319 million of its medium-term notes with maturity dates ranging from 2009 to 2011 and will recognize a gain on these early extinguishments of $8 million in the fourth quarter of 2009.

Note 9.	Comprehensive (Loss) Income

Comprehensive (loss) income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Net (loss) income	$(41)	$14	$(160)	$49
Foreign currency translation, net of income taxes	3	(22)	6	(33)
Net deferred gain (loss) on retained interests, net of income taxes of $4.2 million and income tax benefits of $0.3 million, $0.5 million and $0.3 million, respectively	8	(1)	(1)	(1)
Amortization of deferred losses on hedge contracts, net of income taxes of $0.4 million and $0.4 million in 2008, respectively	—	1	—	1
Net deferred gain on hedge contracts, net of income taxes of $1.0 million, $1.1 million, $0.8 million and $1.2 million, respectively	2	2	2	2

Comprehensive (loss) income	$(28)	$(6)	$(153)	$18

Note 10.	Fair Value of Financial Instruments

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

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset:

	September 30, 2009
	(In millions)
	Level 2	Level 3
Derivative financial instruments, net	$75	$—
Retained interests in securitizations	—	88

Total assets	$75	$88

Derivatives

The Company’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of September 30, 2009 as most of our counterparties are AA-rated and the vast majority of our derivative instruments are in an asset position.

Retained Interests in Securitizations

Retained interests represent the Company’s subordinated interest in finance receivables sold to qualified special purpose trusts and include interest-only securities, seller certificates, cash reserve accounts and servicing rights and obligations. These retained interests are initially recorded at the allocated carrying value, which is determined based on the relative fair values of the finance receivables sold and the interests retained. We estimate fair value upon the initial recognition of the retained interest based on the present value of expected future cash flows using our best estimates of key assumptions — credit losses, prepayment speeds, forward interest rate yield curves and discount rates commensurate with the risks involved. These inputs are classified as Level 3 since they reflect our own judgment regarding the assumptions market participants would use in pricing these assets based on the best information available in the circumstances as there is no active market for these assets. We review the fair values of the retained interests quarterly using a discounted cash flow model and updated assumptions, and compare such amounts with the amortized cost basis. When a change in fair value is deemed temporary, we record a corresponding credit or charge to Other comprehensive income for any unrealized gains or losses. If a decline in the fair value is determined to be other-than-temporary, we record a corresponding charge to income for the credit component and to Other comprehensive income for other components of the difference between fair value and the amortized cost basis. The credit component is determined based on the difference between the present value of the current projected cash flows and the projected cash flows at the time of the last recognized impairment, at a discount rate equivalent to the rate used to accrete the retained interests. The remaining difference between fair value and the amortized cost basis is attributable to market discount rates. Changes in the assumptions utilized can have a significant impact on the valuation as described in Note 12. Receivable Securitizations. During the nine months ended September 30, 2009, we recorded a $26 million impairment charge to Securitization (losses) gains on the retained interests, including interest-only securities associated with the Distribution Finance revolving securitization.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2009 and September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Retained Interests in Securitizations
Balance, beginning of period	$3	$53	$12	$43
Transfers from nonrecurring classification	110	—	110	—
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	17	—	59
Change in value recognized in Other income	—	1	—	2
Change in value recognized in Other comprehensive Income	12	—	11	—
Impairments recognized in earnings	—	(5)	(8)	(5)
Collections, net	(37)	(18)	(37)	(51)

Balance, end of period	$88	$48	$88	$48

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset:

September 30, 2009
(In millions)
(Level 3)
Finance receivables held for sale	$998
Impaired finance receivables	532
Repossessed assets and properties	37
Operating assets received in satisfaction of troubled finance receivables	6

Total assets	$1,573

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of the Company’s plan to exit portions of our commercial finance business through a combination of orderly liquidation of finance receivables as they mature and selected sales, $998 million of finance receivables have been classified as held for sale as of September 30, 2009. The finance receivables held for sale as of September 30, 2009 primarily include asset-based revolving lines of credit, dealer inventory financing and golf mortgages. The majority of the finance receivables held for sale were identified at the individual loan level. Golf and resort mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. The decrease in the fair value of the finance receivables held for sale was $4 million and $16 million during the three and nine months ended September 30, 2009, respectively. See Note 6. Finance Receivables Held for Investment

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

regarding the change in classification of certain finance receivables from held for sale to held for investment during the first nine months of 2009.

There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of prospective purchasers combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of prospective purchasers are compared to observable market inputs, including bids from prospective purchasers and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

Impaired Finance Receivables

Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the finance receivable is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. Impaired nonaccrual finance receivables are included in the table above since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded during the quarter and nine months ended September 30, 2009 on impaired finance receivables resulted in a $26 million and $143 million charge, respectively, to Provision for losses in the Consolidated Statement of Operations, and were primarily related to initial fair value adjustments.

Repossessed Assets and Properties / Operating Assets Received in Satisfaction of Troubled Finance Receivables

The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, the Company records a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to income for any shortfall between estimated fair value and the carrying amount. During the three and nine months ended September 30, 2009, charges on these assets totaled $6 million and $28 million, respectively, and were recorded in Portfolio (losses) gains in the Consolidated Statement of Operations.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	September 30, 2009		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)
Assets:
Installment contracts	$2,361	$2,151	$2,748	$2,408
Revolving loans	1,086	814	1,170	986
Golf course and resort mortgages	1,051	909	1,150	931
Distribution finance receivables	443	431	597	503
Investment in other marketable securities	74	61	95	78
Retained interests in securitizations, excluding interest-only securities	5	5	188	178

	$5,020	$4,371	$5,948	$5,084

Liabilities:
Fixed-rate debt	$2,395	$2,292	$2,959	$2,518
Variable-rate debt	1,760	1,726	2,508	2,292
Bank line of credit	1,740	1,659	—	—
Securitized on-balance sheet debt	443	427	853	824
Subordinated debt	300	195	300	105
Short-term debt	—	—	768	768
Amounts due to Textron Inc.	47	45	161	156

	$6,685	$6,344	$7,549	$6,663

At September 30, 2009, retained interests in securitizations totaling $88 million were recorded at fair value on a recurring basis and, accordingly, are not reflected in the table above.

Finance Receivables Held for Investment

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s finance leases, leveraged leases and operating leases ($431 million, $359 million and $220 million, respectively, at September 30, 2009 and $608 million, $459 million and $247 million, respectively, at January 3, 2009), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Debt

At September 30, 2009 and January 3, 2009, 61% and 82%, respectively, of the fair value of term debt was determined based on observable market transactions. The remaining 39% and 18%, respectively, was determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. The fair values of short-term borrowings are assumed to approximate their carrying values.

Note 11.	Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recorded a $2 million gain in earnings during the first nine months of 2009 as a result of the ineffectiveness of an interest rate exchange agreement. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in the first nine months of 2008. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the Company’s derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure as of September 30, 2009 and January 3, 2009.

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	September 30,	January 3,	September 30,	January 3,	September 30,	January 3,
	2009	2009	2009	2009	2009	2009
	(In millions)
Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$1,361	$2,055	$51	$112	$—	$—
Fixed-rate receivable	329	32	—	—	(4)	(7)
Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	82	139	2	—	—	—
Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	140	24	21	—	—
Foreign-dollar denominated variable-rate receivable	4	5	—	—	(1)	(1)

	$1,916	$2,371	$77	$133	$(5)	$(8)

As a result of our exit plan announced in December 2008, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries.

The following table summarizes the Company’s derivatives relating to interest rate risk and foreign currency exposure, which have not been designated in hedge relationships as of September 30, 2009 and January 3, 2009:

	Notional Amount		Fair Value Amount
			Assets		Liabilities
	September 30,	January 3,	September 30,	January 3,	September 30,	January 3,
	2009	2009	2009	2009	2009	2009
	(In millions)
Foreign currency forward exchange agreements	$513	$536	$3	$—	$—	$—
Interest rate exchange agreements	—	336	—	—	—	(13)

	$513	$872	$3	$—	$—	$(13)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The effect of derivative instruments in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
	Gain/(Loss) Location	2009	2008	2009	2008
		(In millions)
Fair Value Hedges
Interest rate exchange agreements	Interest expense	$2	$14	$(13)	$27
Interest rate exchange agreements	Finance charges	2	—	8	(1)
Non-designated Hedges
Interest rate exchange agreements	Other income	$—	$—	$1	$—
Foreign currency forward	Selling and
exchange agreements	administrative expenses	(30)	—	(82)	(3)

Note 12.	Receivable Securitizations

As of September 30, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which result in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis. Proceeds from securitizations in the table below include amounts received related to the incremental increase in the issuance of asset-backed notes to investors, and exclude amounts received related to the ongoing replenishment of the outstanding sold balance of these short-duration finance receivables.

The table below summarizes net pre-tax (losses) gains, including impairments recognized and certain cash flows received from and paid to the Distribution Finance revolving securitization trust during the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Net pre-tax (losses) gains, including impairments	$—	$10	$(27)	$40
Proceeds from securitizations	—	—	—	250
Cash flows received on retained interests	75	15	117	44
Servicing fees received	3	8	18	25

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company had $103 million and $191 million of retained interests associated with $775 million and $2.2 billion of finance receivables in the Distribution Finance securitization trust as of September 30, 2009 and January 3, 2009, respectively. The trust had $978 million of asset-backed notes outstanding as of September 30, 2009, of which $103 million represent our retained interests. In connection with the maturity of the notes, the trust accumulated $203 million of cash during the third quarter of 2009 from collections of finance receivables. This cash, combined with cash accumulated during the first eight days of October 2009, was utilized to repay $240 million of the notes of third-party investors in October 2009. Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period ended in the third quarter of 2009. As of October 2009, due to a change in required cash distributions, the trust will be consolidated.

In March 2009, the FASB issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments, which we adopted in the second quarter of 2009. This guidance amends the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. It requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis, regardless of the entity’s positive intent and ability to hold the asset to maturity. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of Other comprehensive income and amortized over the remaining life of the security.

In the second quarter of 2009, we determined that our retained interests in the Distribution Finance securitization were other-than-temporarily impaired and recorded an other-than-temporary impairment charge of $31 million. A summary of the other-than-temporary impairments recognized during the nine months ended September 30, 2009, including those recognized under previous generally accepted accounting principles is as follows:

Nine Months Ended
September 30,
2009
(In millions)
Total other-than-temporary impairment	$(39)
Portion of other-than-temporary impairment recognized in Other comprehensive income, before income taxes	13

Net other-than-temporary impairment recognized in earnings	$(26)

The amortized cost basis of our retained interests is $86 million at September 30, 2009, which represents our maximum loss exposure. The component of the other-than-temporary impairment recorded in earnings is primarily due to credit losses and the portion recognized in other comprehensive income is attributable to an increase in market discount rates.

At September 30, 2009, the key economic assumptions used in measuring the retained interests related to the Distribution Finance revolving securitization and the potential additional losses based on the sensitivity of these assumptions are presented below.

	Assumptions at
	September 30,	25% Adverse	50% Adverse
	2009	Change	Change
	(Dollars in millions)
Expected credit losses (annual rate)	4.98%	$(8)	$(16)
Monthly payment rate	12.5%	(4)	(7)
Residual cash flows discount rate	10.1%	(4)	(8)

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Net charge-offs as a percentage of distribution finance receivables were 4.89% and 1.94% for the nine months ended September 30, 2009 and twelve months ended January 3, 2009, respectively. The 60+ days contractual delinquency percentage for distribution finance receivables were 6.36% and 2.08% at September 30, 2009 and January 3, 2009, respectively.

Note 13.	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Federal statutory income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(4.8)	(1.6)	(2.4)	8.0
Foreign tax rate differential	0.9	(6.6)	(0.1)	(6.3)
Canadian dollar functional currency	—	0.1	—	0.1
Change in state valuation allowance	7.4	—	1.8	(15.3)
Tax contingencies	2.5	(4.2)	1.8	15.3
Tax credits	(1.0)	(7.1)	(0.8)	(4.0)
Change in status of foreign subsidiary	(3.0)	—	2.3	—
Other, net	0.5	3.6	0.2	(0.4)

Effective income tax rate	(32.5)%	19.2%	(32.2)%	32.4%

For the three months ended September 30, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the benefit for state taxes and a decrease in estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary, offset by a change in management’s assessment of the amount of the state deferred tax asset that is realizable and interest on tax contingencies, the majority of which is associated with leveraged leases.

For the nine months ended September 30, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the benefit for state taxes, offset by an increase in estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary, a change in management’s assessment of the amount of the state deferred tax asset that is realizable, and tax contingencies, the majority of which is associated with leveraged leases.

For the three months ended September 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to tax credits, the effects of events related to cross border financing, and interest on tax contingencies, the majority of which is associated with leveraged leases.

For the nine months ended September 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable and the effects of events related to cross border financing, offset by state taxes and interest on tax contingencies, the majority of which is associated with leveraged leases.

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

The Company operates in six segments aggregated based on similar product types or industries: Asset-Based Lending, Captive Finance, Distribution Finance, Golf Mortgage Finance, Resort Finance and Structured Capital. In addition, the Company maintains a Corporate and Other segment that includes other liquidating portfolios, unallocated Corporate expenses and the impact of recurring charges to both the held for investment and held for sale valuation allowances on the Consolidated Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Revenues:
Captive Finance	$37	$56	$132	$176
Resort Finance	21	32	73	98
Golf Mortgage Finance	6	19	28	61
Asset-Based Lending	5	18	25	55
Structured Capital	(18)	7	(28)	7
Distribution Finance	—	49	4	174
Corporate and Other	20	3	45	4

Total revenues	$71	$184	$279	$575

Segment (loss) income:(1)(2)
Captive Finance	$(19)	$14	$(63)	$50
Resort Finance	—	11	(21)	41
Golf Mortgage Finance	(14)	—	(30)	—
Asset-Based Lending	1	1	10	(7)
Structured Capital	(15)	4	(64)	(2)
Distribution Finance	(27)	(13)	(79)	(4)
Corporate and Other	10	1	18	(5)

Segment (loss) income	$(64)	$18	$(229)	$73
Special charges	1	—	9	—

(Loss) income before income taxes and noncontrolling interest	$(65)	$18	$(238)	$73

TEXTRON FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,	January 3,
	2009	2009
	(In millions)
Finance assets:(3)
Captive Finance	$3,236	$3,668
Resort Finance	1,623	1,727
Golf Mortgage Finance	1,029	1,173
Distribution Finance	955	1,389
Structured Capital	529	603
Asset-Based Lending	240	649
Corporate and Other	48	90

Total finance assets	$7,660	$9,299

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocated matches all variable-rate finance assets with variable-rate debt costs and all fixed-rate finance assets with fixed-rate debt costs. Due to our significant difficulty in accessing the capital markets, the interest rate is partially determined using a theoretical approach. If this allocation results in greater or less interest expense than was actually incurred by the Company, the remaining balance is included in the Corporate and Other segment’s interest expense. This resulted in the allocation of $9 million and $26 million of interest expense to the six operating segments in excess of the interest expense actually incurred by the Company for the three and nine months ended September 30, 2009, respectively.

(2)	Due to management’s decision to downsize the commercial finance business of Textron Financial and the resulting variations in personnel levels and job responsibilities, indirect expenses are no longer being allocated to each segment. These indirect expenses of $15 million and $47 million for the three and nine months ended September 30, 2009, respectively, were aggregated in the Corporate and Other segment. Prior to 2009, indirect expenses were allocated to each segment based on the use of such resources and were based primarily upon the segment’s proportion of net investment in finance assets, headcount, number of transactions, computer resources and senior management time.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; retained interests in securitizations; investment in equipment residuals; acquisition, development and construction arrangements; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 1A.	Risk Factors

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

Key Business Initiatives and Trends

On December 22, 2008, due to continued weakness in the economy and in order to address Textron’s long-term liquidity position, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. The current exit plan applies to $4.8 billion of managed finance receivables within our $7.8 billion managed finance receivable portfolio. The exit plan will be effected through a combination of orderly liquidation and selected sales and is expected to be substantially complete over the next two to three years. The portion of the business supporting the financing of customer purchases of products which Textron manufactures is primarily operated within our Captive Finance segment. The Captive Finance segment was established during the second quarter of 2009 based on the management consolidation of the Aviation Finance segment and the portion of the Golf Finance segment that finances customer purchases of E-Z-GO golf cars and Jacobsen turf-care equipment.

We achieved $3.0 billion of managed finance receivable reductions during the first nine months of 2009. These managed finance receivable reductions occurred in all six of our operating segments, but were primarily driven by a $1.7 billion (52%) reduction in Distribution Finance, a $409 million (63%) reduction in Asset-Based Lending and a $201 million (17%) reduction in Golf Mortgage Finance. These reductions resulted from the combination of scheduled finance receivable collections, discounted payoffs of loans, sales of assets, repossession of collateral and charge-offs. The Distribution Finance receivable reduction includes a $418 million (71%) decrease in marine floorplan finance receivables. These collections were aided by discount programs which encouraged borrowers to liquidate inventory and resulted in $40 million of our Portfolio losses for the first nine months of the year. The reduction in Asset-Based Lending also included a sale of $109 million of finance receivables at their carrying value. In both Distribution Finance and Asset-Based Lending, a significant amount of the reduction also resulted from the transition of borrowers with revolving lines of credit to new lenders. Repossession, foreclosure or the maturity of leveraged leases with residual values represented $289 million of the managed finance receivable reduction. However, we also generated $201 million from the collection or sale of these assets and other investments during the first nine months of the year.

Our $3.0 billion reduction in managed finance receivables also included $425 million of liquidations in the Captive portfolio primarily as a result of reduced loan and lease originations. The reduction in originations resulted from lower Cessna Aircraft Company sales, no longer originating non-captive aircraft loans and leases and the agreement signed by Textron in the second quarter of 2009 with a subsidiary of The PNC Financial Services Group to become a provider of financing for a portion of the sales of E-Z-GO golf cars. In July, 2009, a newly formed, wholly-owned finance subsidiary of Textron entered into a $500 million credit facility with the Export-Import Bank of the United States. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers and is expected to reduce our originations in future periods. We will continue to service loans and finance leases as servicer for the new Textron finance subsidiary and have provided a full guarantee of the debt obligations under this facility.

As a result of the plan to reduce finance receivables, $2.9 billion of the managed liquidating receivables were designated for sale or transfer in December 2008, of which $1.2 billion were securitized finance receivables and $1.7 billion were owned assets classified as held for sale. As of September 30, 2009, $1.4 billion of managed finance receivables are designated for sale, of which $429 million are securitized receivables and approximately $1.0 billion are owned assets classified as held for sale. The $109 million sale of Asset-Based Lending receivables represents the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

only significant sale in excess of $50 million during the first nine months of the year, however we have sold several other individual and small groups of loans and continue to see interest in many of the portfolios classified as held for sale.

Following an effort to market the portfolios held for sale in the first six months of 2009, and the progress made in liquidating our portfolios, we decided that we will be able to maximize the economic value of a portion of the finance receivables held for sale through orderly liquidation rather than selling the portfolios. Accordingly, since we intended to hold a portion of these finance receivables for the foreseeable future, we reclassified $719 million, net of a $178 million valuation allowance, from the held for sale classification to held for investment in the second quarter of 2009.

In the third quarter of 2009, we received unanticipated inquiries to purchase receivable portfolios classified as held for investment. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. As a result, $313 million, net of a $40 million valuation allowance, of the finance receivables reclassified from held for sale to held for investment in the second quarter of 2009 were reclassified as held for sale in the third quarter of 2009 and $108 million of additional finance receivables, net of a $3 million valuation allowance, were also classified as held for sale.

Portfolio quality statistics weakened during the first nine months of 2009. Nonaccrual finance receivables increased to $838 million (13.98% as a percentage of finance receivables held for investment) as of September 30, 2009 from $277 million (4.01% as a percentage of finance receivables held for investment) as of January 3, 2009 and 60+ day delinquency as a percentage of finance receivables held for investment increased to 7.38% as of September 30, 2009 from 2.59% as of January 3, 2009. This deterioration was most significant in Resort Finance and the aircraft portfolio within Captive Finance. We expect the percentages of nonaccrual finance receivables and delinquency to continue to deteriorate in subsequent quarters as a result of continued difficult general economic conditions, the lack of liquidity for borrowers in many of the industries represented in our portfolios and the continued implementation of our plan to downsize our non-captive commercial finance portfolios. We expect the percentage of nonaccrual finance receivables and delinquency to increase more substantially than the absolute dollars of nonaccrual and delinquent accounts since we expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables. As a result of this continued trend, the Allowance for losses on finance receivables held for investment has increased $111 million as compared to January 3, 2009.

We measure the success of our exit plan based on the percentage of finance receivable and other finance asset reductions converted to cash. This ratio measures the portion of liquidations derived through cash collection and excludes the portion derived from charge-offs, discounted payoffs, losses on sale and impairment charges. During the first nine months of 2009, we have achieved a 94% cash conversion ratio. We expect this ratio to decline over the duration of our exit plan due to the slower pace of liquidations associated with nonaccrual finance receivables.

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

Due to the ongoing reduced availability of our traditional sources of liquidity, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. Under the exit plan, we originally expected to liquidate at least $2.6 billion of managed finance receivables, net of originations, in 2009, and expected

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

to use approximately $2.0 billion of proceeds from liquidations to pay maturing securitized off-balance sheet debt. During the first nine months of 2009, we liquidated $3.0 billion of managed finance receivables, net of originations, and used approximately $1.2 billion of liquidation proceeds to pay securitized off-balance sheet debt. We now expect to reduce managed finance receivables by at least $3.4 billion, net of originations, in 2009.

On February 3, 2009, we borrowed the $1.74 billion available balance of the $1.75 billion committed bank credit line. Textron also borrowed the available balance of its $1.25 billion committed bank credit line. A portion of these borrowings were utilized to repay the $743 million of commercial paper outstanding as of January 3, 2009. The remaining cash is being utilized to repay portions of our maturing term debt. Our bank credit line provides funding at favorable borrowing spreads to LIBOR and has reduced our interest expense as compared to the borrowing spreads we had been achieving on commercial paper issuances. Amounts borrowed under the credit facilities are due in April 2012.

Due to the progress made reducing our managed finance receivables and the availability of cash from the credit line, we extinguished through open market transactions $595 million of our medium term notes prior to maturity during the nine month period ended September 30, 2009, resulting in gains of $48 million for the nine month period.

On September 14, 2009, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. On October 13, 2009, Textron Financial Corporation extinguished $319 million of its medium-term notes with maturity dates ranging from 2009 to 2011 and recognized a gain on these early extinguishments of $8 million. We intend to continually evaluate opportunities to strategically repurchase our outstanding debt if it is in our economic interest, depending on our cash needs and market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The following table summarizes Textron Financial’s contractual payments and receipts, including all managed finance receivables and both on- and off-balance sheet funding sources as of September 30, 2009, for the specified periods:

	Payments / Receipts Due by Period
	Less than	1-2	2-3	3-4	4-5	More than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)
Payments due:
Multi-year credit facilities	$—	$—	$1,740	$—	$—	$—	$1,740
Term debt	2,389	886	53	578	131	54	4,091
Securitized on-balance sheet debt	57	61	85	62	60	118	443
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt	879	3	—	—	—	31	913
Interest payments on debt	115	69	53	36	28	67	368
Operating lease rental payments	4	4	2	1	1	—	12

Total payments due	3,444	1,023	1,933	677	220	570	7,867

Cash and contractual receipts:
Finance receivable receipts — held for investment	1,227	1,219	1,008	733	401	1,491	6,079
Finance receivable receipts — held for sale	418	297	160	173	51	27	1,126
Securitized off-balance sheet finance receivable and cash receipts	982	3	—	—	—	31	1,016
Interest receipts on finance receivables	406	299	212	151	109	186	1,363
Operating lease rental receipts	25	20	16	10	6	14	91

Total contractual receipts	3,058	1,838	1,396	1,067	567	1,749	9,675
Cash	616	—	—	—	—	—	616

Total cash and contractual receipts	3,674	1,838	1,396	1,067	567	1,749	10,291

Net cash and contractual receipts (payments)	$230	$815	$(537)	$390	$347	$1,179	$2,424

Cumulative net cash and contractual receipts	$230	$1,045	$508	$898	$1,245	$2,424

This liquidity profile, combined with the excess cash generated by our borrowing under the committed credit facility, is an indicator of our ability to repay outstanding funding obligations, assuming contractual collection of finance receivables and absent access to new sources of liquidity or origination of additional finance receivables. This profile excludes cash which may be generated by the disposal of operating lease residual assets and Other assets in addition to cash which may be used to pay future income taxes and Accrued interest and other liabilities.

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

Securitized on-balance sheet and securitized off-balance sheet debt payments are based on the contractual receipts of the underlying finance receivables. These payments do not represent contractual obligations of the Company and we do not provide legal recourse to investors that purchase interests in Textron Financial’s securitizations beyond the credit enhancement inherent in the retained subordinate interests. Securitized off-balance sheet finance receivable and cash receipts include $203 million of cash collections accumulated in the Distribution Finance revolving securitization trust which was utilized to pay securitized off-balance sheet debt in October 2009. Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period ended in the third quarter of 2009. As of October 2009, due to a change in required cash distributions, the trust will be consolidated.

At September 30, 2009, Textron Financial had unused commitments of $515 million to fund new and existing customers under committed revolving lines of credit, construction loans and equipment loans and leases. The revolving line of credit commitments generally have an original duration of less than three years and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance segment, which do not contractually obligate the Company to provide funding, however, we may choose to fund under these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential types of fundings is included as a contractual obligation in the table above.

In addition to the liquidity sources contained in the table above, management continues to pursue multiple avenues for improving our liquidity profile. These avenues include additional financing secured by finance receivables, sales of portfolios classified as held for sale, transfers of existing funding obligations to new financing providers and loans from government agencies specializing in assistance with the financing of the foreign sale of products. The successful execution of these liquidity solutions would mitigate the inherent risks associated with collecting our managed finance receivable portfolio in accordance with its contractual maturity in the current economic environment and aid in the financing of Textron manufactured products in the future. Depending on the success of these initiatives and changes in external factors affecting the marketability and value of our assets, we may also consider the sale of assets currently classified as held for investment.

On July 14, 2009, a newly formed subsidiary of Textron entered into a $500 million credit facility with the Export-Import Bank of the United States. The facility expires in December 2010. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. Textron Financial originates and services loans and finance leases as servicer for the new subsidiary, which is wholly-owned and consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility.

In April 2009, Textron signed a 3-year agreement with a subsidiary of The PNC Financial Services Group to become a provider of financing for a portion of the sales of E-Z-GO golf cars. We expect this agreement to reduce finance receivable originations in our Captive Finance segment.

In June 2009, we signed an agreement with TCF Inventory Finance, Inc. to transfer the rights to financing programs with two large manufacturers of lawn and garden products in the Distribution Finance segment. New fundings under these programs are being assumed by TCF Bank and reduce the Company’s originations.

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

	Fitch Ratings	Moody’s	Standard & Poor’s
Long-term ratings	BB+	Baa3	BB+
Short-term ratings	B	P3	B
Outlook	Negative	Negative	Developing

Cash flows from operations are summarized below:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(In millions)
Operating activities	$136	$154
Investing activities	1,470	(225)
Financing activities	(1,016)	148

Cash provided by operating activities remained relatively unchanged despite a $209 million reduction in net income as compared to the first nine months of 2008 as a result of the $113 million and $105 million increase in non-cash portfolio losses and loss provision, respectively.

Cash flows provided by investing activities during the first nine months of 2009 increased by $1.7 billion as compared to the first nine months of 2008. This was primarily due to a $6.4 billion decrease in finance receivable originations resulting from our decision to exit portions of our commercial finance business, partially offset by a $4.7 billion decrease in finance receivable collections and $494 million of lower proceeds from receivable sales, including securitizations.

Cash flows provided by financing activities decreased $1.2 billion in the first nine months of 2009, as compared to the first nine months of 2008 as a result of the decrease in managed finance receivables, which reduced the need to raise cash from financing activities, partially offset by the $600 million increase in cash held by the Company as compared to January 3, 2009. We also generated $21 million of cash during the first quarter of 2009 from the sale of a 51% residual interest in the Aviation Finance securitization trust to Textron, which is reflected as a Noncontrolling interest on our Consolidated Balance Sheets.

Because the finance business involves the purchase and carrying of receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 88% at September 30, 2009 compared to 86% at January 3, 2009. Textron Financial’s ratio of earnings to fixed charges was (0.84)x for the nine months ended September 30, 2009 compared to 1.32x for the corresponding period in 2008. Textron made cash payments of $88 million, $109 million and $73 million on April 14, 2009, July 10, 2009 and October 9, 2009, respectively, to maintain compliance with the fixed charge coverage ratio of 1.25x required by the Support Agreement and Textron Financial’s credit facility.

During the first nine months of 2009, Textron Financial declared and paid dividends to Textron of $291 million compared to dividends declared and paid of $149 million during the corresponding period of 2008. The payment of these dividends represents a return of Textron’s investment consistent with maintaining our targeted leverage ratio. Textron also contributed capital of $7 million to Textron Financial in both the first nine months of 2009 and 2008, which consisted of Textron’s dividend on preferred stock owned by Textron Funding Corporation, which is a wholly-owned subsidiary of Textron Financial.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2009, we have one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust is a master trust that purchases inventory finance receivables from the Company and issues asset-backed notes to investors. These finance receivables typically have short durations, which results in significant collections of previously purchased finance receivables and significant additional purchases of replacement finance receivables from the Company on a monthly basis.

The trust had $978 million of notes outstanding as of September 30, 2009, of which $103 million represent our remaining retained interests. During the nine months ended September 30, 2009, we recognized a $26 million other-than-temporary impairment charge. In connection with the maturity of the notes, the trust accumulated $203 million of cash during the third quarter of 2009 from collections of finance receivables. This cash, combined with cash accumulated during the first eight days of October, was utilized to repay $240 million of the notes of third-party investors in October 2009. Due to required amortization and accumulation periods associated with the scheduled maturity of the remaining asset-backed notes, the trust’s revolving period ended in the third quarter of 2009. As a result, we can no longer fund new finance receivables by selling them to the trust. As of October 2009, due to a change in required cash distributions, the trust will be consolidated.

Critical Accounting Policies

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination that there is no longer the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or there is no longer the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans, strategies and liquidity position, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, a valuation allowance is created for any shortfall between the carrying value, net of all deferred fees and costs and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted within finance receivables held for sale on the Consolidated Balance Sheets. This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. If we subsequently determine assets classified as held for sale will not be sold and we have the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, and the ability to hold to maturity, they are reclassified as Finance receivables held for investment with an initial carrying value equivalent to fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations

Revenues

Revenues decreased $113 million and $296 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Nine Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)
Portfolio losses	$(53)	$(115)
Lower market interest rates	(20)	(82)
Lower securitization gains	(16)	(57)
Lower other income	(26)	(54)
Decrease (increase) in impairments of retained interests in securitizations	5	(21)
Lower average finance receivables of $1.2 billion and $734 million, respectively	(21)	(38)
Suspended earnings on nonaccrual finance receivables	(8)	(26)
Gains on debt extinguishment	9	48
Benefit from variable-rate receivable interest rate floors	4	26
Accretion of valuation allowance	16	16

(Loss) Income before Income Taxes and Noncontrolling Interest

(Loss) income before income taxes and noncontrolling interest decreased $83 million and $311 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months	Nine Months
	Ended	Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)
Portfolio losses	$(53)	$(115)
Increase in provision for losses	(9)	(105)
Lower securitization gains	(16)	(57)
Lower other income	(26)	(54)
Suspended earnings on nonaccrual finance receivables	(8)	(26)
Decrease (increase) in impairments of retained interests in securitizations	5	(21)
Lower average finance receivables of $1.2 billion and $734 million, respectively	(10)	(17)
Special charges	(1)	(9)
Gains on debt extinguishment	9	48
Benefit from variable-rate receivable interest rate floors	4	26
Accretion of valuation allowance	16	16

Portfolio losses include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of Distribution Finance and Golf Mortgage Finance receivables ($26 million and $58 million, respectively) and impairment charges associated with repossessed aircraft ($5 million and $21 million, respectively) for the three and nine month periods of 2009. In addition, we recognized impairment charges of $19 million in the third quarter of 2009 related to real estate received at the maturity of a leveraged lease in 2008.

The reduction in other income includes increases to the held for sale valuation allowance ($4 million and $16 million, respectively) to reflect the estimated cost to exit certain portfolios and a decrease in servicing and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

investment income related to securitizations ($9 million and $16 million, respectively) for the three and nine month periods of 2009.

Accretion of valuation allowance represents the recognition of interest earnings in excess of a loan’s contractual rate as a result of the discount rate utilized to record the loan at fair value in previous periods. These interest earnings are recognized over the remaining life of the portfolio to the extent the valuation allowance is not expected to be utilized to absorb losses associated with sales, discounted payoffs or credit losses.

The increases in provision for loan losses for the three and nine month periods were primarily the result of increases in the captive finance portfolio ($22 million and $79 million, respectively) and the resort finance portfolio ($7 million and $57 million, respectively). The increase related to captive finance reflects an increase in both the rate and severity of defaults as a result of weaker general economic conditions and weaker aircraft values. The increase in resort finance reflects increased defaults in our borrowers’ timeshare note portfolios and the lack of liquidity available to borrowers in this industry. In addition, a specific reserve was established during the second quarter on one automobile manufacturer lease within the structured capital portfolio ($32 million), which was reduced by $5 million in the third quarter of 2009. These increases were partially offset by lower provision for losses in the distribution finance portfolio ($16 million and $40 million) and specific reserving actions taken on two accounts in 2008 ($5 million and $32 million, respectively).

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Federal statutory income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(4.8)	(1.6)	(2.4)	8.0
Foreign tax rate differential	0.9	(6.6)	(0.1)	(6.3)
Canadian dollar functional currency	—	0.1	—	0.1
Change in state valuation allowance	7.4	—	1.8	(15.3)
Tax contingencies	2.5	(4.2)	1.8	15.3
Tax credits	(1.0)	(7.1)	(0.8)	(4.0)
Change in status of foreign subsidiary	(3.0)	—	2.3	—
Other, net	0.5	3.6	0.2	(0.4)

Effective income tax rate	(32.5)%	19.2%	(32.2)%	32.4%

For the three months ended September 30, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the benefit for state taxes and a decrease in the estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary, offset by a change in management’s assessment of the amount of the state deferred tax asset that is realizable and interest on tax contingencies, the majority of which is associated with leveraged leases.

For the nine months ended September 30, 2009, the difference between the statutory rate and the effective tax rate is primarily attributable to the benefit for state taxes, offset by an increase in the estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary, a change in management’s assessment of the amount of the state deferred tax asset that is realizable, and tax contingencies, the majority of which is associated with leveraged leases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

For the three months ended September 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to tax credits, the effects of events related to cross border financing, and interest on tax contingencies, the majority of which is associated with leveraged leases.

For the nine months ended September 30, 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to a change in management’s assessment of the amount of the state deferred tax asset that is realizable and the effects of events related to cross border financing, offset by state taxes and interest on tax contingencies, the majority of which is associated with leveraged leases.

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

Finance receivables classified as held for sale are reflected at fair value and are excluded from the portfolio statistics presented below. The following table summarizes nonaccrual finance receivables and the related percentages of each segment’s finance receivables held for investment.

	September 30,		January 3,
	2009		2009
	(Dollars in millions)
Resort Finance	$449	29.12%	$78	4.96%
Captive Finance	155	5.35%	35	1.03%
Distribution Finance	89	24.13%	43	9.02%
Golf Mortgage Finance	104	14.23%	107	12.11%
Structured Capital	32	8.20%	—	—
Corporate and Other	9	25.51%	14	20.46%

Total nonaccrual finance receivables	$838	13.98%	$277	4.01%

The increase in nonaccrual finance receivables at September 30, 2009, compared to January 3, 2009, is primarily attributable to the lack of liquidity available to borrowers in the Resort Finance segment and to weaker general economic conditions and weaker aircraft values in the Captive Finance segment. The increase in Resort Finance included one $212 million account, which is primarily collateralized by timeshare notes receivable and several resort properties. The increase in nonaccrual finance receivables and the allowance for losses on impaired nonaccrual finance receivables in the Structured Capital segment is due to a $32 million automobile manufacturer lease. Nonaccrual finance receivables by collateral type are summarized in Note 6. Finance Receivables Held for Investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

We believe that the percentage of nonaccrual finance receivables generally will continue to increase as we execute our liquidation plan under the current economic conditions. We expect nonaccrual finance receivables to liquidate more slowly than our performing finance receivables.

Allowance for losses on finance receivables held for investment is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Allowance for losses on finance receivables beginning of period	$284	$126	$191	$89
Provision for losses	43	34	206	101
Less net charge-offs:
Distribution Finance	9	20	32	43
Asset-Based Lending	—	1	—	5
Captive Finance	7	—	24	4
Golf Mortgage Finance	1	1	23	1
Resort Finance	5	—	9	(1)
Corporate and Other	1	1	5	1

Total net charge-offs	23	23	93	53
Transfer to valuation allowance on finance receivables held for sale	(2)	—	(2)	—

Allowance for losses on finance receivables end of period	$302	$137	$302	$137

Net charge-offs as a percentage of average finance receivables held for investment	1.43%	1.05%	1.92%	0.81%

	September 30,	January 3,
	2009	2009
	(Dollars in millions)
Nonaccrual finance receivables as a percentage of finance receivables held for investment	13.98%	4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	5.04%	2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	36.0%	68.9%
60+ days contractual delinquency as a percentage of finance receivables held for investment	7.38%	2.59%
60+ days contractual delinquency	$440	$178

Operating assets received in satisfaction of troubled finance receivables	$168	$84
Repossessed assets and properties	74	70

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

estate associated with leveraged leases which matured during 2009. We intend to operate and improve the performance of these properties prior to their eventual disposition.

Managed Finance Receivables

Managed finance receivables consist of finance receivables held for investment, finance receivables held for sale and finance receivables that we continue to service, but have sold in securitizations or similar structures in which substantial risks of ownership are retained. The managed finance receivables of our business segments are presented in the following table:

	September 30,		January 3,
	2009		2009
	(Dollars in millions)
Captive Finance	$2,978	38%	$3,403	31%
Distribution Finance	1,633	21%	3,379	31%
Resort Finance	1,549	20%	1,636	15%
Golf Mortgage Finance	976	12%	1,177	11%
Structured Capital	396	5%	508	5%
Asset-Based Lending	240	3%	649	6%
Corporate and Other	34	1%	69	1%

Total managed finance receivables	$7,806	100%	$10,821	100%

Operating Results by Segment

Segment (loss) income presented in the tables below reflects amounts before special charges, income taxes and noncontrolling interest.

Captive Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(In millions)
Revenues	$37	$56	$132	$176
Segment (loss) income	$(19)	$14	$(63)	$50

Revenues decreased $19 million and $44 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to an increase in portfolio losses ($6 million and $22 million, respectively), lower securitization gains ($2 million and $10 million, respectively) and a decrease in servicing and investment income related to securitizations ($2 million and $6 million, respectively). Portfolio losses primarily include impairments recorded on repossessed assets as a result of weaker aircraft values.

Segment income decreased $33 million and $113 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to higher loss provision ($22 million and $79 million, respectively) and an increase in portfolio losses ($6 million and $22 million, respectively). Provision for losses increased primarily as a result of an increase in the rate utilized to establish the provision for losses ($12 million and $45 million, respectively) and specific reserving actions ($11 million and $24 million, respectively) reflecting an increase in both the rate and severity of defaults as a result of weaker general economic conditions and weaker aircraft values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Resort Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(In millions)
Revenues	$21	$32	$73	$98
Segment income (loss)	$—	$11	$(21)	$41

Revenues decreased $11 million and $25 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to the decrease in market interest rates ($6 million and $24 million, respectively) and an increase in suspended earnings on nonaccrual finance receivables ($7 million and $15 million, respectively). These decreases were partially offset by a benefit from variable-rate receivable interest rate floors of $1 million and $7 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively.

Segment income decreased $11 million and $62 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, mostly due to an increase in provision for losses ($7 million and $57 million, respectively) reflecting the establishment of loss reserves due to the lack of liquidity available to borrowers in this industry and continued weakness in our borrowers’ loan portfolios.

Golf Mortgage Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(In millions)
Revenues	$6	$19	$28	$61
Segment loss	$(14)	$—	$(30)	$—

Revenues decreased $13 million and $33 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to a decrease in market interest rates ($3 million and $12 million, respectively), an increase in portfolio losses ($5 million and $11 million, respectively) and lower finance charges ($2 million and $4 million, respectively) associated with lower average finance receivables of $139 million and $80 million, respectively.

The increase of $14 million in segment loss for the three months ended September 30, 2009 as compared to 2008 is primarily due to higher portfolio losses ($5 million) and lower interest margin, excluding other income ($5 million), and a higher provision for losses ($3 million). The increase in segment loss of $30 million for the nine months ended September 30, 2009 as compared to 2008 principally reflects an increase in portfolio losses ($11 million) and lower interest margin, excluding other income ($11 million).

Loss provision remained relatively unchanged for the three and nine months ended September 30, 2009 as compared to 2008 as the impact of a specific reserve related to one account in 2008 was substantially offset by the establishment of specific reserves related to several loans in 2009.

Asset-Based Lending

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(In millions)
Revenues	$5	$18	$25	$55
Segment income (loss)	$1	$1	$10	$(7)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Revenues decreased $13 million and $30 million for the three and nine months ended September 30, 2009 as compared to 2008, primarily due to lower average finance receivables of $605 million and $410 million, respectively, as a result of the continued liquidation of the portfolio.

Segment income was unchanged for the three months ended September 30, 2009 and increased $17 million for the nine months ended September 30, 2009 as compared to 2008. The increase in segment income for the nine months ended June 30, 2009 was primarily due to lower provision for losses mostly the result of a $16 million specific reserving action taken for one account during 2008.

Structured Capital

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$(18)	$7	$(28)	$7
Segment (loss) income	$(15)	$4	$(64)	$(2)

Revenues decreased $25 million and $35 million for the three and nine months ended September 30, 2009 as compared to 2008, primarily due to higher portfolio losses ($20 million and $34 million). These portfolio losses were mostly the result of impairment charges of $19 million recognized during the third quarter of 2009 related to real estate received at the maturity of a leveraged lease in 2008.

Segment loss increased $19 million and $66 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to higher portfolio losses ($20 million and $34 million). In addition, provision for losses increased during the nine months ended September 30, 2009 as compared to 2008 as a result of a $32 million specific reserve established for one automobile manufacturer lease during the second quarter of 2009. This reserve was reduced by $5 million in the third quarter of 2009.

Distribution Finance

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Revenues	$—	$49	$4	$174
Segment loss	$(27)	$(13)	$(79)	$(4)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Revenues decreased $49 million and $170 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months Ended	Nine Months Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)
Lower securitization gains	$(14)	$(45)
Portfolio losses	(18)	(42)
Lower average finance receivables of $640 million and $643 million, respectively	(11)	(35)
Decrease (increase) in impairments of retained interests in securitizations	5	(21)
Lower market interest rates	(4)	(21)
Decrease in servicing and investment income related to securitizations	(7)	(10)
Suspended earnings on nonaccrual finance receivables	—	(5)
Benefit from variable-rate receivable interest rate floors	2	15

Portfolio losses include $18 million and $40 million of discounts recorded on the early termination of marine finance assets during the three and nine months ended September 30, 2009, respectively.

Segment loss increased $14 million and $75 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to the following:

	Three Months Ended	Nine Months Ended
	2009 vs. 2008	2009 vs. 2008
	(In millions)
Lower securitization gains	$(14)	$(45)
Portfolio losses	(18)	(42)
Decrease (increase) in impairments of retained interests in securitizations	5	(21)
Lower average finance receivables of $640 million and $643 million, respectively	(6)	(18)
Decrease in servicing and investment income related to securitizations	(7)	(10)
Acceleration of amortization of deferred loan origination cost	—	(8)
Suspended earnings on nonaccrual finance receivables	—	(5)
Provision for losses	16	40
Lower selling and administrative expenses	10	28
Benefit from variable-rate receivable interest rate floors	2	15

Corporate and Other Segment

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(In millions)
Revenues	$20	$3	$45	$4
Segment income (loss)	$10	$1	$18	$(5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Revenues increased $17 million and $41 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to gains on early debt extinguishment ($9 million and $48 million, respectively) and accretion of the valuation allowance of $16 million during the third quarter of 2009, partially offset by increases in the valuation allowance for assets held for sale ($4 million and $16 million, respectively). Accretion of the valuation allowance represents the recognition of interest earnings in excess of a loan’s contractual rate as a result of the discount rate utilized to record the loan at fair value in previous periods. These interest earnings are recognized over the remaining life of the portfolio to the extent the valuation allowance is not expected to be utilized to absorb losses associated with sales, discounted payoffs or credit losses.

Segment income increased $9 million and $23 million for the three and nine months ended September 30, 2009 as compared to 2008, respectively, primarily due to gains on early debt extinguishment ($9 million and $48 million, respectively), accretion of the valuation allowance of $16 million during the third quarter of 2009 and an increase in interest expense allocated to our segments ($8 million and $28 million, respectively). These increases were partially offset by increases in the valuation allowance for assets held for sale ($4 million and $16 million, respectively) and the impact of not allocating corporate selling and administrative expenses ($16 million and $46 million, respectively). Selling and administrative and interest expense allocation methodologies are more fully described in Note 15. Financial Information about Operating Segments.

Selected Financial Ratios

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net interest margin as a percentage of average net investment(1)	1.87%	5.23%	2.40%	5.31%
Return on average equity	(16.39)%	5.51%	(21.19)%	6.16%
Return on average assets	(1.95)%	0.59%	(2.35)%	0.68%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables(2)	2.33%	1.80%	2.04%	1.68%
Operating efficiency ratio(3)	163.6%	52.3%	116.8%	47.9%
Net charge-offs as a percentage of average finance receivables held for investment	1.43%	1.05%	1.92%	0.81%

	September 30,		January 3,
	2009		2009
60+ days contractual delinquency as a percentage of finance receivables held for investment(4)	7.38%		2.59%
Nonaccrual finance receivables as a percentage of finance receivables held for investment	13.98%		4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	5.04%		2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	36.0%		68.9%
Total debt to equity	7.73	x	6.85	x

(1)	Represents revenues earned less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes finance receivables plus operating leases, less deferred taxes on leveraged leases.

(2)	Average managed and serviced finance receivables include owned receivables, receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

(3)	Operating efficiency ratio is selling and administrative expenses divided by net interest margin.

(4)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables. Finance receivables 60+ days contractually delinquent were $440 million and $178 million as of September 30, 2009 and January 3, 2009, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”. This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and its exclusion from consolidation by the primary beneficiary in that variable interest entity (“VIE”) or the transferor of financial assets to the VIE. The new accounting guidance also requires that former QSPE’s be reevaluated for consolidation. This standard is effective beginning in the first quarter of 2010 and early application is prohibited. The adoption of this standard will result in the consolidation of any remaining off-balance sheet securitization trusts, which include securitized finance receivables and the related debt. The adoption of this standard will not have a material impact on our financial position, results of operations or liquidity.

Also in June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This standard changed the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. This standard is effective in the first quarter of 2010 and early application is prohibited. We are currently assessing the impact the adoption of this standard may have on our financial position, results of operations or liquidity.

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

at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (p) legislative or regulatory actions impacting our operations; (q) difficult conditions in the financial markets which may adversely impact our ability to obtain financing for our new finance receivable originations and, with respect to businesses which we are exiting, our customers’ ability to obtain alternative financing negatively impacting their ability to repay amounts owed to us; and (r) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 30, 2009