Form 10-K
period 2010-01-02
TEXTRON FINANCIAL CORP
filed 2010-02-25
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15515

Textron Financial Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-6008768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, R.I. (Address of Principal Executive Offices)	02940-6687 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (401) 621-4200

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Class	Which Registered

$100,000,000 5.125% Notes due August 15, 2014	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $100.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

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

General

Textron Financial Corporation (Textron Financial, TFC or the Company) is a diversified commercial finance company. In the fourth quarter of 2008, Textron Inc. (Textron) announced a plan to exit all of our commercial finance business, other than the portion supporting the financing of customer purchases of products which Textron manufactures. In the second quarter of 2009, we changed our management structure for the captive business to facilitate the management of its operations. Due to this change, we consolidated the portion of the former Golf Finance segment that finances customer purchases of Textron manufactured golf and turf-care equipment into the former Aviation Finance segment, forming the new Captive Finance segment. In the fourth quarter of 2009, due to further changes in how the performance of our business is measured and consolidation of our management and operational structure, we combined all remaining portions of our former operating segments into a new Non-captive Finance segment, which represents the business we are liquidating. All comparative segment information for prior periods has been recast to reflect this change.

We will continue to originate new customer relationships and finance receivables in the Captive Finance segment, which includes the Aviation and Golf Equipment product lines. The Aviation product line primarily provides loans, finance leases and operating leases to purchasers of new Cessna aircraft and Bell helicopters. Financing continues to be provided to purchasers of used Cessna aircraft and Bell helicopters on a limited basis. The Golf Equipment product line primarily provides finance and operating leases to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment. The Captive Finance segment also continues to manage our portfolio of loans and leases secured by non-Textron manufactured aircraft.

The Non-captive Finance segment now includes the Asset-Based Lending, Distribution Finance, Golf Mortgage, Hotel, Structured Capital, Timeshare and Other Liquidating product lines. Asset-Based Lending has historically provided revolving credit facilities secured by receivables and inventory and related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries; Distribution Finance has offered inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Mortgage has historically made mortgage loans for the acquisition and refinancing of golf courses; the Hotel product line was previously a component of our former Resort Finance segment and has historically provided mortgage loans for the construction and refinancing of hotels; the Timeshare product line has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial’s financing activities are offered primarily in North America. However, we finance certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 2, 2010, 40% of Textron Financial’s total managed finance receivables represent finance receivables originated in support of Textron manufactured products. For further information on Textron Financial’s relationship with Textron, see “Relationship with Textron” below.

For additional financial information regarding Textron Financial’s business segments, refer to Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Competition

The commercial finance environment in which Textron Financial’s Captive Finance segment continues to operate has traditionally been extremely competitive. Textron Financial is subject to competition from various types of financing institutions, including banks, leasing companies, commercial finance companies and finance operations of equipment vendors. Competition within the commercial finance industry is primarily focused on price, term, structure and service. The Company may lose market share to the extent that it is unwilling to match competitors’ practices. To the extent that Textron Financial matches these practices, the Company may experience decreased margins, increased risk of credit losses or both. Many of Textron Financial’s competitors are large companies that have substantial capital, technological and marketing resources. In some instances, Textron Financial’s competitors have access to capital at lower costs than Textron Financial.

Relationship with Textron

General

Textron Financial derives all of its continuing business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $0.6 billion in 2009, $1.0 billion in 2008 and $1.2 billion in 2007 for the sale of manufactured products to third parties that were financed by the Company. In addition, the Company paid Textron $13 million in 2009, $18 million in 2008 and $27 million in 2007 for the purchase of equipment on operating leases. Textron Financial recognized finance charge revenues from Textron and affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $3 million in 2009, $2 million in 2008 and $4 million in 2007, and operating lease revenues of $20 million in 2009, $29 million in 2008 and $27 million in 2007.

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

Agreements with Textron

Textron Financial and Textron are parties to several agreements, which govern many areas of the Textron Financial-Textron relationship. The material agreements are described below:

Receivables Purchase Agreement

Under a Receivables Purchase Agreement with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases relating to products manufactured and sold by Textron. Finance receivables of $76 million at January 2, 2010 and $54 million at January 3, 2009, and operating leases of $140 million at January 2, 2010 and $152 million at January 3, 2009, were subject to recourse to Textron or due from Textron.

Support Agreement with Textron

Under a Support Agreement with Textron dated as of May 25, 1994, Textron is required to pay to Textron Financial, quarterly, a cash payment sufficient to provide that Textron Financial maintains fixed charge coverage of no less than 125%. In 2009 and 2008, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. As a result, Textron made cash payments of $270 million and $625 million to Textron Financial in 2009 and 2008, respectively, and an additional payment of $75 million on January 12, 2010, which were reflected as capital contributions to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and certain of Textron Financial’s credit agreements. Textron also has agreed to maintain Textron Financial’s consolidated shareholder’s equity at an amount not less than $200 million. Pursuant to the terms of the Support Agreement, Textron is required to maintain a controlling interest in Textron Financial. The Support Agreement also contains a third-party beneficiary provision entitling Textron Financial’s lenders to enforce its provisions against Textron.

Intercompany Loan Agreement

In 2009 and 2008, pursuant to the terms of an Intercompany Loan Facility Agreement, Textron agreed to lend funds to Textron Financial, with interest. As of January 2, 2010 and January 3, 2009, we had an outstanding balance due to Textron of $447 million and $133 million, respectively, and had paid interest of $3 million in both 2009 and 2008. The interest rate on this borrowing at January 2, 2010 and January 3, 2009 was 7.00% and 4.03%,

respectively. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets.

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

Employees

As of January 2, 2010, Textron Financial had 467 employees. The Company is not subject to any collective bargaining agreements.

Risk Management

Textron Financial’s business activities involve various elements of risk. The Company considers the principal types of risk to be:

•	Credit risk;
•	Asset/liability risk (including interest rate and foreign exchange risk); and
•	Liquidity risk.

Proper management of these risks is essential. Accordingly, the Company has designed risk management systems and procedures to identify and quantify these risks. Textron Financial has established appropriate policies and set prudent limits in these areas. The Company’s management of these risks, and levels of compliance with its policies and limits, is continuously monitored by means of administrative and information systems.

Credit Risk Management

Textron Financial manages credit risk through:

•	Underwriting procedures;
•	Centralized approval of individual transactions exceeding certain size limits; and
•	Active portfolio and account management.

The Company has developed underwriting procedures for the Captive Finance segment which assess a prospective customer’s ability to perform in accordance with financing terms. We have also developed workout and restructuring procedures for both the Captive and Non-captive segments. These procedures include:

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

Depending on transaction size and complexity, transactions outside of the segment’s authority require the approval of the Captive Finance segment President and Group Credit Officer. Transactions exceeding segment authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Executive Officer or Textron Financial’s Credit Committee depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. As of February 25, 2010, Textron Financial’s Credit Committee is comprised of its President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Textron Assistant Treasurer, Executive Vice President Special Assets, the Distribution Finance product line President and the Timeshare product line President.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. At January 2, 2010, the largest concentration of domestic finance receivables was in the Southeastern U.S., representing 23% of Textron Financial’s managed finance receivable portfolio. At January 2, 2010, international finance receivables represented 30% of Textron Financial’s managed finance receivable portfolio. For additional information regarding Textron Financial’s concentrations, see Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron Financial executes a transaction, it designates the derivative to a specific asset, liability, or set of cash flows and as either a fair value or cash flow hedge. Textron Financial monitors the effectiveness of derivatives through a review of the amounts and maturities of assets, liabilities and derivative positions. The Company’s Chief Financial Officer and Textron’s Vice President and Assistant Treasurer regularly review this information, so that appropriate remedial action can be taken, as necessary.

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At January 2, 2010, the Company’s largest single counterparty credit exposure was $19 million.

Interest Rate Risk Management

Textron Financial manages interest rate risk by monitoring the duration and interest rate sensitivities of its assets, and by incurring liabilities (either directly or synthetically with derivatives) having a similar duration and interest sensitivity profile. The Company’s internal policies limit the aggregate mismatch of floating-rate assets and liabilities to 10% of total assets. For additional information regarding Textron Financial’s interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity,” in Item 7 of this Form 10-K.

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

Liquidity Risk Management

The Company requires cash to fund asset originations in support of the sales of Textron manufactured products and to meet debt obligations and other commitments. Textron Financial’s primary sources of funds are:

•	Collection of existing finance receivables;
•	Committed bank lines of credit;
•	Sales of finance receivables classified as held for sale;
•	Syndication and securitization of finance receivables;
•	Other forms of secured financing; and
•	Intercompany borrowings from Textron.

On February 3, 2009, we drew down on the available balance of the $1.75 billion committed bank credit line due to the economic environment and the risks associated with the capital markets in general, including the difficulty in accessing sufficient commercial paper on a daily basis. Textron also drew down on the available balance of its $1.25 billion committed bank credit line. These borrowings were utilized to repay all commercial paper outstanding. The remaining cash, combined with the proceeds from liquidation, have been used to repay our maturing debt and securitization obligations. For additional information regarding Textron Financial’s liquidity risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” in Item 7 of this Form 10-K.

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

Forward-looking Information

Certain statements in this Annual Report on Form 10-K and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained herein and the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we hold finance receivables; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost-reduction programs; (e) increases in pension expenses and other postretirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed bank line of credit and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) the launching of significant new products or programs which could result in unanticipated expenses; (l) risks and uncertainties related to acquisitions and dispositions, including difficulties or unanticipated expenses in connection with the consummation of acquisitions or dispositions, the disruption of current plans and operations, or the failure to achieve anticipated synergies and opportunities; (m) the ability to successfully exit from our commercial finance business, other than the captive finance business, including effecting an orderly liquidation or sale of certain portfolios and businesses; (n) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (o) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (p) legislative or regulatory actions impacting our operations; (q) difficult conditions in the financial markets which may adversely impact our ability to obtain financing for our new finance receivable originations and, with respect to businesses which we are exiting, our customers’ ability to obtain alternative financing negatively impacting their ability to repay amounts owed to us; and (r) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

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

We may not be able to continue to execute the liquidation of our Non-captive Finance segment at a favorable pace and level of recovery.

In the fourth quarter of 2008, we announced a plan to exit all of the commercial finance business other than that portion of the business supporting customer purchases of products manufactured by Textron. The exit plan is being implemented through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to continue to accomplish the orderly liquidation of our portfolio on a timely or successful basis or in a manner that will generate cash sufficient to service our debt. We may encounter delays and difficulties in effecting the continued orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses. We may have greater difficulty in selling the remaining receivables that have been designated for sale or transfer, assets that have been acquired upon foreclosure of receivables and/or other non-operating assets at the pricing that we anticipate or in the time frame that we anticipate. We may be required to make additional mark-to-market or other adjustments against the assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in increased credit losses. We expect that our portfolio quality will continue to deteriorate as we proceed through the liquidation and the mix of assets changes and that our cash conversion ratio on liquidation will decrease; this deterioration could be more severe and the cash conversion ratio lower than we anticipate, resulting in substantial credit losses. Significant delay or difficulty in executing the continued liquidation and/or substantial losses could result in the failure of our portfolio to generate the cash necessary to service our indebtedness, resulting in continuing or increased adverse effects on our financial condition and results of operations.

Difficult conditions in the financial markets have adversely affected our business and results of operations and we do not expect these conditions to improve in the near future.

Our financial performance depends on the quality of loans, leases and other finance assets in our portfolio. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, or geographic or industry concentrations, the ability of our customers to obtain alternative financing as we exit certain lines of business, as well as the recent deterioration of the financial markets. Financial market conditions over the previous eighteen months have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These writedowns, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of used aircraft, have decreased significantly and may continue to decrease if weak economic conditions continue. Declining collateral values could result in greater delinquencies and foreclosures as customers elect to discontinue payments on loan balances which exceed asset values. Our losses may increase if our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. In particular, declining collateral values in the portion of our captive finance portfolio secured by non-Textron manufactured aircraft may result in increased losses as we may have greater difficulty liquidating these assets. Further deterioration of our ability to successfully collect our finance receivable portfolio and to resolve problem accounts may adversely affect our cash flow, profitability and financial condition. If these negative market conditions persist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

If our estimates or assumptions used in determining the fair value of certain of our assets and our allowance for losses on finance receivables prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially adversely affected.

We use estimates and various assumptions in determining the fair value of certain of our assets, including finance receivables held-for-sale which do not have active, quoted market prices. We also use estimates and assumptions in determining our allowance for losses on finance receivables held for investment and in determining the residual values of leased equipment and the value of repossessed assets and properties. It is difficult to determine the accuracy of these estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, and financial condition.

Failure to maintain investment grade credit ratings acceptable to investors may increase the cost of our funding and may adversely affect our access to the capital markets.

The major rating agencies regularly evaluate Textron and Textron Financial. Late in 2008 and during 2009 our long- and short-term credit ratings were subject to several downgrades resulting in the ratings disclosed on page 19 in the “Liquidity and Capital Resources” section. Failure to maintain investment grade credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which we are able to obtain other financing, as well as our access to the capital markets.

Our ability to fund our Captive Finance segment activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.

Our ability to continue to offer customer financing for the products which Textron manufactures, and the long-term viability and profitability of the Captive Finance segment, is largely dependent on our ability to obtain funding, whether directly from third-party funding sources or through Textron, at a reasonable cost. This ability and cost, in turn, are dependent on our credit ratings as well as the credit ratings of Textron and are subject to credit market volatility. In addition, because we, as a non-bank finance company, do not have access to any of the various assistance programs being provided by the federal government to banking institutions, we may not be able to continue to offer customer financing at rates and terms competitive with those offered by banking institutions. If we are unable to continue to offer competitive customer financing, it could adversely affect our results of operations, financial condition and our long-term viability.

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

Under a Support Agreement between Textron Financial and Textron, Textron may be required to make additional cash payments in the future to ensure that Textron Financial maintains a fixed charge coverage ratio of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In the event that Textron is unable or unwilling to make additional cash payments to Textron Financial, it could result in an event of default under the terms of our debt agreements. Failure to comply with material provisions of the covenants in the credit facility, the indentures or any of our other debt agreements could have a material adverse effect on our liquidity and financial condition.

The soundness of our customers and business partners could affect our business and results of operations.

We are exposed to risks associated with the creditworthiness of our key customers and business partners, including developers, manufacturers and syndication partners, many of whom may be adversely affected by general economic and financial market conditions. These conditions could result in financial instability or other adverse effects at any of our customers or business partners. The consequences of such adverse effects could include customer delinquencies or bankruptcies and deterioration of collateral values. Any of these events may adversely affect our cash flow, profitability and financial condition.

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

Our international business is subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business, and our exposure to such risks may increase if our international business continues to grow. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings or cash settlement challenges, as well as to varying currency, geopolitical and economic risks. These international risks may be especially significant with respect to sales of aerospace and defense products. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international suppliers in connection with international financial programs.

Currency and interest rate fluctuations, and our ability to hedge those transactions may adversely affect our results.

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

Changes in the regulatory environment in which we operate could have an adverse affect on our business and earnings.

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

We are subject to legal proceedings and other claims.

We are subject to legal proceedings and other claims arising out of the conduct of our business, including proceedings, claims and counter-claims relating to commercial and financial transactions (including claims which may be brought due to our decision to exit our Non-captive Finance segment); lack of compliance with applicable laws and regulations; disputes with syndication partners; loan servicing contracts; employment disputes; and environmental, safety and health matters. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations. However, litigation is inherently unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial position or our results of operations in any particular period.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and various non-U.S. jurisdictions, and our domestic and international tax liabilities are subject to the allocation of income among these different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax contingencies or changes in tax laws, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income taxes we pay is subject to audits in various jurisdictions, and a material assessment by a tax authority could affect our profitability.

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

On February 9, 2010 an amended complaint to a purported shareholder class action lawsuit by the City of Roseville Employees’ Retirement System was filed in the United States District Court in Rhode Island against TFC and three of its present and former officers. The original complaint, filed on August 13, 2009, contained claims only against Textron, its Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial. The complaint seeks unspecified compensatory damages. Automotive Industries Pension Trust Fund has been appointed lead plaintiff in the case.

Textron Financial believes that this lawsuit is without merit and intends to defend it vigorously.

We are also subject to actual and threatened legal proceedings and other claims against Textron Financial and its subsidiaries arising out of the conduct of our business. These proceedings include claims and counterclaims relating to commercial and financial transactions; lack of compliance with applicable laws and regulations; disputes with syndication partners; loan servicing contracts; employment disputes; and environmental, safety and health matters. Some of these suits and proceedings seek compensatory, treble or punitive damages, fines or penalties in substantial amounts or remediation of environmental contamination. These suits and proceedings are being defended by, or contested on behalf of, Textron Financial and its subsidiaries. On the basis of information presently available, we do not believe that existing proceedings and claims will have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted per Instruction I of Form 10-K.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $358 million, $151 million and $144 million were declared and paid in 2009, 2008 and 2007, respectively. For additional information regarding restrictions as to dividend availability, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

The following should be read in conjunction with Textron Financial’s Consolidated Financial Statements in Item 8 of this Form 10-K:

	For the Years Ended (1)
	2009		2008		2007		2006		2005
	(Dollars in millions)
Results of Operations
Finance charges	$434		$558		$671		$652		$464
Portfolio (losses) gains	(162)		(5)		15		(8)		1
Gains on early extinguishment of debt	55		—		—		—		—
Securitization (losses) gains	(28)		42		62		42		49
Segment (loss) income	(292)		(50)		222		210		171
Special charges	13		489		—		—		—
Net (loss) income	(203)		(461)		145		152		111

Balance Sheet Data
Total finance receivables held for investment	$6,024		$6,915		$8,603		$8,310		$6,763
Finance receivables held for sale	819		1,658		—		—		—
Allowance for losses on finance receivables held for investment	339		191		89		93		96
Total assets	7,324		9,344		9,383		9,000		7,441
Debt	5,488		7,388		7,311		6,862		5,420
Deferred income taxes	137		337		472		497		461
Shareholder’s equity	804		1,079		1,138		1,142		1,050
Debt to Shareholder’s equity	6.83	x	6.85	x	6.42	x	6.01	x	5.16	x

	For the Years Ended (1)
	2009	2008	2007	2006	2005
	(Dollars in millions)
SELECTED DATA AND RATIOS

Profitability
Portfolio yield	6.03%	6.86%	8.51%	9.11%	7.91%
Net interest margin as a percentage of average net investment (2)	2.46%	4.74%	5.66%	5.81%	6.40%
Return on average equity (3)	(20.72)%	(44.26)%	13.28%	14.13%	11.17%
Return on average assets (4)	(2.32)%	(4.82)%	1.60%	1.84%	1.58%
Selling and administrative expenses as a percentage of average managed and serviced finance receivables (5)	2.10%	1.68%	1.71%	1.84%	2.01%

Credit Quality
60+ days contractual delinquency as a percentage of finance receivables held for investment (6)	9.51%	2.59%	0.43%	0.77%	0.79%
Nonaccrual finance receivables as a percentage of finance receivables held for investment	17.26%	4.01%	0.92%	0.90%	1.31%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	5.63%	2.76%	1.03%	1.11%	1.43%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	32.6%	68.9%	111.7%	123.1%	108.6%
Net charge-offs as a percentage of average finance receivables (7)	1.82%	1.00%	0.45%	0.38%	0.51%

(1)	Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

(2)	Represents revenues earned, including portfolio gains and losses, less interest expense on borrowings and operating lease depreciation as a percentage of average net investment. Average net investment includes owned finance receivables plus operating leases, less deferred taxes on leveraged leases.

(3)	Return on average equity excludes the cumulative effect of change in accounting principle.

(4)	Return on average assets excludes the cumulative effect of change in accounting principle.

(5)	Average managed and serviced finance receivables include owned finance receivables, finance receivables serviced under securitizations, participations and third-party portfolio servicing agreements.

(6)	Delinquency excludes any captive finance receivables with recourse to Textron. Captive finance receivables represent third-party finance receivables originated in connection with the sale or lease of Textron manufactured products. Percentages are expressed as a function of total Textron Financial independent and nonrecourse captive finance receivables held for investment.

(7)	Average finance receivables include both finance receivables held for investment and finance receivables held for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On December 22, 2008, due to weakness in the economy and in order to address Textron’s long-term liquidity position, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion of the business supporting the financing of customer purchases of products which Textron manufactures. The exit plan currently applies to the managed finance receivables of our Non-captive Finance segment, which represent $4.1 billion of our $6.9 billion managed finance receivable portfolio and does not include finance receivables that are likely to be liquidated in our Captive Finance segment. The exit plan will be implemented utilizing a combination of orderly liquidation and selected sales and is expected, depending on market conditions, to be substantially complete over the next two to three years. The Captive Finance segment supports the financing of customer purchases of products manufactured by Textron by providing financing directly to Textron customers as well as arranging financing through third-party financial institutions and originating and servicing finance receivables on behalf of other Textron finance subsidiaries.

We are in the business of originating and servicing commercial finance receivables in the Captive Finance segment and servicing our existing portfolios in other commercial markets. The principal factors that influence our earnings are the credit quality, quantity and mix of finance assets across product lines and industries, fees earned related to these finance assets and services and the cost of borrowed funds utilized to invest in these assets. For finance receivables, net interest margin equals the difference between revenue earned on finance receivables, including fee income, gains and losses on disposal of finance receivables and impairment losses, and the cost of borrowed funds. For operating leases, net interest margin equals revenue earned on operating leases, less depreciation expense and the cost of borrowed funds. On certain types of finance receivables, interest rates earned are fixed at the time the contracts are originated, while other types are based on floating-rates that are generally tied to changes in the prime rate offered by major banks or the London Interbank Offered Rate (LIBOR). Rental charges on operating leases may be fixed at the time the contracts are originated or based on floating-rates that are generally tied to changes in LIBOR.

We have traditionally borrowed funds at various maturities at both fixed and floating interest rates, based primarily on LIBOR, to match the interest sensitivities and maturities of our finance receivables. During 2009, our borrowing has been substantially limited to amounts available under our $1.75 billion committed bank credit line, intercompany loans from Textron and the issuance of debt secured by specific finance receivables.

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes only the finance receivables owned and reported on the Consolidated Balance Sheets. The managed basis includes owned finance receivables and finance receivables sold in securitizations where we have retained credit risk to the extent of our subordinated interest. The serviced basis includes managed finance receivables and serviced-only finance receivables, which generally consist of participation interests sold to third-party financial institutions without retained credit risk, finance receivables originated and serviced on behalf of other finance subsidiaries of Textron and receivables subject to servicing agreements with third-party financial institutions. We evaluate finance receivable credit risk and leverage on a managed, as well as an owned basis. We do not have a retained financial interest or credit risk in the performance of the serviced portfolio and, therefore, performance of these portfolios is limited to the difference between servicing fees received and the cost of servicing.

Key Business Initiatives and Trends

We achieved $3.9 billion of managed finance receivable reductions during 2009 as compared to the minimum liquidation target of $2.6 billion announced in December 2008. These managed finance receivable reductions occurred in both of our segments and all nine of our product lines, but were primarily driven by Non-captive reductions, including $2.3 billion (68%) in Distribution Finance, $479 million (74%) in Asset-Based Lending and $244 million (21%) in Golf Mortgage. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as Portfolio Losses in our Consolidated Statements of Operations. Finance receivable reductions in the Distribution Finance product line were aided by discount programs which encouraged borrowers to liquidate inventory and resulted in $43 million of our Portfolio losses. Repossession, foreclosure or the maturity of leveraged leases with residual values represented $337 million of the managed finance receivable reduction. However, we also generated $236 million from the collection or sale of these assets and other investments during 2009. We expect to liquidate approximately $1.6 billion of additional managed finance receivables, net of originations, in 2010, a portion of which we expect will be liquidations in the Captive Finance segment.

Our $3.9 billion reduction in managed finance receivables also included $633 million of liquidations in the Captive portfolio primarily as a result of reduced loan and lease originations. The reduction in originations resulted from lower Cessna Aircraft Company sales, no longer originating non-captive aircraft loans and leases, the agreement signed by Textron in the second quarter of 2009 with a subsidiary of The PNC Financial Services Group to become a provider of financing for a portion of the sales of E-Z-GO golf cars and the impact of aircraft loans originated on behalf of a finance subsidiary of Textron. This subsidiary entered into a $500 million credit facility with the Export-Import Bank of the United States to provide funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. We originated and service $182 million of finance receivables for this entity as of January 2, 2010. Continued use of this credit facility is expected to reduce our originations in future periods.

Managed finance receivable balances and percentages by product line are presented in the following table:

	January 2,		January 3,
	2010		2009
	(Dollars in millions)
Captive Finance
Aviation	$2,353	34%	$2,795	26%
Golf Equipment	417	6%	608	6%
Non-captive Finance
Timeshare	1,285	19%	1,374	12%
Distribution Finance	1,076	16%	3,379	31%
Golf Mortgage	933	14%	1,177	11%
Structured Capital	349	5%	508	5%
Hotel	199	3%	185	2%
Asset-Based Lending	170	2%	649	6%
Other Liquidating	91	1%	146	1%

Total managed finance receivables	$6,873	100%	$10,821	100%

As of January 2, 2010, $819 million of owned finance receivables are designated for sale as compared to $1.7 billion as of January 3, 2009. Finance receivable sales accounted for $728 million of the reduction including $399 million in the Distribution Finance product line and $127 million in the Asset-Based Lending product line. We received proceeds approximating our carrying value for each of these transactions. The remaining $819 million finance receivables held for sale are primarily comprised of assets in the Distribution Finance, Golf Mortgage and Asset-Based Lending product lines, but also include $84 million of finance receivables in the Golf Equipment product line within the Captive Finance segment. In January 2010, we completed an additional sale of Distribution Finance receivables, which achieved a finance receivable reduction of approximately $200 million and generated proceeds in excess of our carrying value.

We continually assess the manner in which we will be able to maximize the economic value of our finance receivable portfolio, while still achieving our cash collection goals. This analysis can result in the reclassification of finance receivables previously classified as held for sale to held for investment. In addition, this analysis can result in the classification of additional assets as held for sale. Following efforts to market the portfolio and progress made through orderly liquidation in 2009, we reclassified certain portfolios from held for sale to held for investment. We also reclassified other portfolios from held for investment to held for sale as a result of unanticipated purchase inquiries. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. This activity resulted in net reclassifications from finance receivables held for sale to finance receivables held for investment of $457 million in 2009.

We measure the progress of our exit plan related to the Non-captive Finance segment, in part, based on the percentage of managed finance receivable and other finance asset reductions converted to cash. During 2009, the Non-captive Finance segment achieved a 95% cash conversion ratio. This performance was primarily driven by the accelerated pace of liquidations in the Distribution Finance product line. Distribution Finance receivables typically have short durations associated with the sales pace of dealer inventory, and this natural liquidation pattern was accelerated by asset sales, discounted payoff programs and the transfer of borrowers with revolving credit lines to new lenders. We expect this ratio to decline over the duration of our exit plan due to the change in mix from shorter term assets in the Distribution Finance and Asset-Based Lending product lines to longer term assets in our Timeshare, Golf Mortgage and Structured Finance product lines and the existence of a higher concentration of nonaccrual finance receivables.

Portfolio quality statistics weakened significantly during 2009 as we executed our liquidation plan under difficult economic conditions. Nonaccrual finance receivables increased to $1,040 million as of January 2, 2010 from $277 million as of January 3, 2009 and 60+ day delinquent finance receivables increased to $569 million as of January 2, 2010 from $178 million as of January 3, 2009. This deterioration was most significant in the Timeshare and Aviation product lines. The notes receivable portfolios of our borrowers in the Timeshare product line were impacted by general economic conditions, including unemployment and the lack of liquidity available to finance operations, and borrowers in the Aviation product line were impacted by general economic conditions and a significant deterioration in used aircraft values. As a result of this continued trend, the Allowance for losses on finance receivables held for investment has increased $148 million or 77% as compared to January 3, 2009. We expect the rate of increase in nonaccrual finance receivables and delinquency to slow in future periods as general economic conditions begin to stabilize.

Financial Condition

Liquidity and Capital Resources

In light of our plan to exit the Non-captive Finance business, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. Under the exit plan, we originally expected to liquidate at least $2.6 billion of managed finance receivables, net of originations, in 2009, and expected to use approximately $2.0 billion of proceeds from liquidations to pay maturing securitized off-balance sheet debt. During 2009, we liquidated $3.9 billion of managed finance receivables, net of originations, and used $2.0 billion of liquidation proceeds to pay securitized debt, which was off-balance sheet at the beginning of the year. We expect to reduce managed finance receivables by approximately $1.6 billion, net of originations, in 2010.

In addition to cash from finance receivable collections, we also utilize our committed bank credit lines and borrow available cash from Textron when it is in the collective economic interest of Textron Financial and Textron. In the first quarter of 2009, we borrowed the $1.74 billion available balance of the $1.75 billion committed bank credit line. A portion of these borrowings were utilized to repay the $743 million of commercial paper outstanding as of January 3, 2009. The remaining cash was utilized to repay portions of our maturing term debt. Amounts borrowed under the credit facilities are due in April 2012.

In 2009 and 2008, Textron agreed to lend Textron Financial, with interest, amounts to pay down maturing debt. As of January 2, 2010 and January 3, 2009, the Company had an outstanding balance due to Textron of $447 million and $133 million, respectively.

Due to the progress made reducing our managed finance receivables and the availability of cash from the credit line, we extinguished, through open market repurchases, $655 million of our debt securities prior to maturity during 2009, resulting in gains of $47 million. During the fourth quarter, Textron Inc. and Textron Financial Corporation completed separate cash tender offers for up to a $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. As a result, we extinguished $319 million of our debt securities with maturity dates ranging from 2009 to 2011 and recognized a gain on these early extinguishments of $8 million.

The following table summarizes our contractual payments and receipts, including all managed finance receivables and both on- and off-balance sheet funding sources as of January 2, 2010, for the specified periods:

	Payments / Receipts Due by Period
	Less
	than 1	1-2	2-3	3-4	4-5	More than
	year	Years	Years	Years	Years	5 years	Total
	(In millions)
Payments due:
Multi-year credit facilities	$—	$—	$1,740	$—	$—	$—	$1,740
Term debt	1,635	419	52	578	111	53	2,848
Securitized on-balance sheet debt	85	69	85	76	68	176	559
Subordinated debt	—	—	—	—	—	300	300
Securitized off-balance sheet debt	—	—	—	—	—	31	31
Interest payments on debt	105	70	55	39	31	77	377
Operating lease rental payments	5	4	1	1	1	—	12

Total payments due	1,830	562	1,933	694	211	637	5,867

Cash and contractual receipts:
Finance receivable receipts - held for investment	1,617	1,251	850	661	350	1,376	6,105
Finance receivable receipts - held for sale	260	249	197	121	76	20	923
Securitized off-balance sheet finance receivable and cash receipts	—	—	—	—	—	31	31
Interest receipts on finance receivables	361	261	189	135	96	149	1,191
Operating lease rental receipts	26	22	18	11	9	14	100

Total contractual receipts	2,264	1,783	1,254	928	531	1,590	8,350
Cash	144	—	—	—	—	—	144

Total cash and contractual receipts	2,408	1,783	1,254	928	531	1,590	8,494

Net cash and contractual receipts (payments)	$578	$1,221	$(679)	$234	$320	$953	$2,627

Cumulative net cash and contractual receipts	$578	$1,799	$1,120	$1,354	$1,674	$2,627

This liquidity profile is an indicator of our ability to repay outstanding funding obligations, assuming contractual collection of finance receivables and absent access to new sources of liquidity or origination of additional finance receivables. This profile excludes cash which may be generated by the disposal of Other assets and cash which may be used to pay future income taxes, Accrued interest and other liabilities or Amounts due to Textron Inc.

Finance receivable receipts are based on contractual cash flows. These amounts could differ due to sales, prepayments, charge-offs and other factors, including the inability of borrowers to repay the balance of the loan at the contractual maturity date. Finance receivable receipts on the held for sale portfolio represent the contractual balance of the finance receivables and therefore exclude the potential negative impact from selling the portfolio at the estimated fair value. Interest payments and receipts in the table above reflect the current contractual interest rate on the related debt and finance receivables. They do not include anticipated changes in market interest rates or the ability of the borrower to pay, which could have an impact on the interest rate according to the terms of the related debt or finance receivable contract.

At January 2, 2010, Textron Financial had unused commitments of $350 million to fund new and existing customers under committed revolving lines of credit, construction loans and equipment loans and leases. The revolving line of credit commitments generally have an original duration of less than three years and funding under these facilities is dependent on the availability of eligible collateral and compliance with customary financial covenants. Since many of the agreements will not be used to the extent committed or will expire unused, the total commitment amount does not represent future cash requirements. We also have ongoing customer relationships, including manufacturers and dealers in the Distribution Finance product line, which do not contractually obligate us to provide funding, however, we may choose to fund under these relationships to facilitate an orderly liquidation and mitigate credit losses. Neither of these potential types of fundings is included as a contractual obligation in the table above.

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

During the third quarter of 2009, a subsidiary of Textron entered into a $500 million credit facility with the Export-Import Bank of the United States. The facility expires in December 2010. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. Textron Financial originates and services loans and finance leases as servicer for this subsidiary, which is consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility. Serviced finance receivables were $182 million and the outstanding balance of the guaranteed debt was $179 million at January 2, 2010.

In April 2009, Textron signed a 3-year agreement with a subsidiary of The PNC Financial Services Group to become a preferred provider of financing for a portion of the sales of E-Z-GO golf cars. We expect this agreement to reduce finance receivable originations in our Captive Finance segment.

The major rating agencies regularly evaluate us and our parent company. Both our long- and short-term credit ratings were downgraded during 2009. In connection with these rating actions, the rating agencies cited execution risks associated with our decision to exit portions of our commercial finance business, lower than expected business and financial outlook for 2009, the increase in outstanding debt resulting from the borrowing under our credit facilities, weak economic conditions and continued liquidity and funding constraints. In February 2010, Moody’s affirmed our rating and adjusted our outlook to stable. Moody’s cited better than expected progress to date in the liquidation of our non-captive assets. Our current credit ratings prevent us from efficiently accessing the commercial paper markets, and may adversely affect the cost and other terms upon which we are able to obtain other financing as well as our access to the capital markets. The credit ratings and outlooks of these three rating agencies are as follows:

Standard &
	Fitch Ratings	Moody’s	Poor’s
Long-term ratings	BB+	Baa3	BB+
Short-term ratings	B	P3	B
Outlook	Negative	Stable	Developing

The cash flows from operations are summarized below:

	2009	2008	2007
Operating activities	$199	$167	$262
Investing activities	2,335	(64)	(281)
Financing activities	(2,420)	(146)	29

Cash provided by operating activities increased during 2009 as compared to 2008 primarily due to the timing of payments of income taxes and accrued interest and other liabilities, partially offset by a decrease in interest margin from lower average finance receivables. The decrease in cash provided by operating activities for 2008 was primarily due to the timing of payments of income taxes and accrued interest and other liabilities.

Cash flows provided by investing activities increased during 2009 by $2.4 billion as compared to 2008. This was primarily due to a decrease in finance receivable originations of $8.3 billion resulting from our decision to exit the Non-captive Finance segment, partially offset by a $6.4 billion decrease in finance receivable collections and an increase in proceeds from receivable sales and disposition of other assets of $293 million. Cash flows used in investing activities decreased during 2008 primarily due to a decrease in finance receivable originations, net of collections as a result of our exit plan.

Cash flows used by financing activities increased $2.3 billion during 2009 as a result of the decrease in managed finance receivables, which reduced the need to raise cash from financing activities. The decrease in cash flows provided by financing activities in 2008 is primarily due to the reduction in managed finance receivable growth as compared to 2007 and to a lesser extent the liquidation of certain portfolios.

Because the finance business involves the purchase and carrying of finance receivables, a relatively high ratio of borrowings to net worth is customary. Debt as a percentage of total capitalization was 81% at January 2, 2010 and 86% at January 3, 2009. Our ratio of earnings to fixed charges was (0.89)x in 2009, (0.74)x in 2008 and 1.56x in 2007.

In 2009, Textron Financial declared and paid $358 million of dividends to Textron, compared with $151 million of dividends declared and paid in 2008. The payment of these dividends represents a return of Textron’s investment consistent with maintaining our targeted leverage ratio. Textron contributed capital of $279 million to Textron Financial in 2009 compared with $634 million in 2008. Cash contributions of $625 million in 2008, $270 million in 2009 and an additional payment of $75 million on January 12, 2010, were made to maintain compliance with the fixed charge coverage and leverage ratios as more fully described in Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Textron also contributed capital of $9 million to Textron Financial in 2009 and 2008 for Textron’s dividend on the preferred stock of Textron Funding Corporation.

Off-Balance Sheet Arrangements

During 2009, we had one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust was a master trust that purchased inventory finance receivables from the Company and issued asset-backed notes to investors. $1.4 billion of the outstanding notes issued by the Distribution Finance securitization trust were repaid through finance receivable collections. During the fourth quarter of 2009, a change in the pace of finance receivable collections triggered a corresponding change in required cash distributions, which provided us the ability to repurchase the finance receivables resulting in the consolidation of the securitization trust on our balance sheet. As a result, the finance receivables held by the securitization trust were recorded at their fair value of $720 million, $635 million of debt issued by the securitization trust was recorded on our balance sheet and $85 million of retained interests were removed from the balance sheets. Textron Financial then made a capital contribution to the trust sufficient to repay its $635 million of outstanding debt; following the repayment, the remaining receivables were legally conveyed to Textron Financial and the trust was dissolved.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 2, 2010, floating-rate liabilities in excess of floating-rate assets were $0.6 billion after considering interest rate exchange agreements and the treatment of $1.4 billion of floating-rate loans with index rate floors as fixed-rate loans. These loans have index rates that are, on average, 219 basis points above the applicable index rate (predominately the Prime rate). The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

We believe that our asset/liability management policy provides adequate protection against interest rate risks. Changes in interest rates, however, could have an adverse effect on our interest margin. Variable-rate finance receivables are tied to changes in the prime rate offered by major U.S. and Canadian banks and typically have index resets on a monthly basis. Variable-rate debt is generally tied to changes in LIBOR and variable-rate term debt typically has index resets on a quarterly basis. As a consequence, changes in short-term borrowing costs do not always coincide with changes in variable-rate receivable yields. Historically, this basis difference has been stable, but was increasingly volatile during 2008, prompting the modification of the terms of many of our loan agreements to be based on LIBOR. We do not hedge this basis risk between different variable-rate indices and reset frequencies, as we believe the cost is disproportionately high in comparison to the magnitude of the risk over long periods of time. A 100 basis point increase in LIBOR with no corresponding change in the prime rate would result in a $14 million decrease in net income or cash flows for the following twelve-month period assuming no originations or maturities of LIBOR-based assets or liabilities.

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in all interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in increases or reductions in intercompany borrowing from Textron. This shock test model, when applied to our asset and liability position at January 2, 2010, indicates that an increase in interest rates of 100 basis points would have a negative $1 million impact on net income or cash flows for the following twelve-month period, respectively.

Financial Risk Management

Textron Financial’s results are affected by changes in U.S. and, to a lesser extent, foreign interest rates. As part of managing this risk, we enter into interest rate exchange agreements. The objective of entering into such agreements is not to speculate for profit, but generally to convert variable-rate debt into fixed-rate debt and vice versa. The overall objective of our interest rate risk management is to achieve match-funding objectives. These agreements do not involve a high degree of complexity or risk. The fair values of interest rate exchange agreements are recorded in either Other assets or Accrued interest and other liabilities on the Consolidated Balance Sheets. We do not trade in interest rate exchange agreements or enter into leveraged interest rate exchange agreements. The net effect of the interest rate exchange agreements designated as hedges of debt decreased interest expense by $56 million in 2009 and $25 million in 2008, and increased interest expense by $25 million in 2007.

We manage our foreign currency exposure by funding foreign currency denominated assets with liabilities in the same currency or by entering into foreign currency exchange agreements to convert foreign currency denominated assets, liabilities and cash flows into functional currency denominated assets, liabilities and cash flows. In addition, as part of managing our foreign currency exposure, we may enter into foreign currency forward exchange contracts. The objective of such agreements is to manage any remaining foreign currency exposures to changes in currency rates. The notional amounts outstanding for these agreements were $531 million and $536 million at January 2, 2010 and January 3, 2009, respectively. The fair values of these agreements are recorded in either Other assets or Accrued interest and other liabilities on the Company’s Consolidated Balance Sheets. As we hedge all substantial non-functional currency exposures within each of our subsidiaries, future changes in foreign currency rates would not have a significant impact on each subsidiary’s functional currency earnings.

As a result of our exit plan, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries. The notional amounts of these foreign currency forward exchange contracts were $71 million at January 2, 2010 and $139 million at January 3, 2009.

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

Provision for losses on finance receivables held for investment are charged to income, in amounts sufficient to maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover losses inherent in the owned finance receivable held for investment portfolio, based on management’s evaluation and analysis of this portfolio. While management believes that its consideration of the factors and assumptions referred to above results in an accurate evaluation of existing losses in the portfolio based on prior trends and experience, changes in the assumptions or trends within reasonable historical volatility may have a material impact on our allowance for losses on finance receivables held for investment. The allowance for losses on finance receivables held for investment currently represents 5.63% of total finance receivables held for investment. During the last five years, net charge-offs as a percentage of finance receivables held for investment have ranged from 0.38% to 1.82%.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that we will realize these benefits.

We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in a valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

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

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination that there is no longer the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or there is no longer the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, a valuation allowance is created for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted within Finance receivables held for sale on the Consolidated Balance Sheets. This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, they are reclassified as Finance receivables held for investment at the lower of cost or fair value at that time. Changes in the classification of which finance receivables are held for sale could result in the creation of additional valuation allowances based on the difference between the fair value of finance receivables and the current carrying value as reflected in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Results of Operations

Revenues

Revenues decreased $363 million in 2009 as compared to 2008 and $152 million in 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Increase in portfolio losses	$(157)	$(20)
Lower market interest rates	(92)	(163)
Lower securitization gains, net of impairments	(70)	(20)
Lower average finance receivables of $1.1 billion and higher average finance receivables of $258 million, respectively	(64)	21
Suspended earnings on nonaccrual finance receivables	(37)	(9)
Lower other income	(36)	(8)
(Decrease) increase in servicing and investment income related to securitizations	(27)	9
Gains on debt extinguishment	55	—
Accretion of valuation allowance	29	—
Benefit from variable-rate receivables interest rate floors	21	24

(Loss) Income before Income Taxes and Noncontrolling Interest

Loss before income taxes and noncontrolling interest decreased $234 million in 2009 as compared to 2008 and income before income taxes and noncontrolling interest decreased $761 million in 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Increase in portfolio losses	$(157)	$(20)
Lower securitization gains, net of impairments	(70)	(20)
Suspended earnings on nonaccrual finance receivables	(37)	(9)
Lower other income	(36)	(8)
Lower average finance receivables of $1.1 billion and higher average finance receivables of $258 million, respectively	(29)	9
Increase in the provision for loan losses	(31)	(201)
(Decrease) increase in servicing and investment income related to securitizations	(27)	9
Gains on debt extinguishment	55	—
Accretion of valuation allowance	29	—
Lower (higher) borrowing costs relative to market rates	26	(51)
Benefit from variable-rate receivables interest rate floors	21	24
Valuation allowance on finance receivables held for sale	293	(293)
Goodwill impairment	169	(169)
Restructuring charges	14	(27)

Portfolio losses recognized during 2009 include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of Distribution Finance and Golf Mortgage finance receivables of $60 million and $25 million in higher impairment charges associated with repossessed aircraft. In addition, we recognized impairment charges of $53 million during 2009 related to automobile manufacturing equipment and investments in real estate associated with matured leveraged leases. The increase in portfolio losses in 2008 as compared to 2007 was mostly the result of a gain on the sale of a leveraged lease investment in 2007.

The reduction in other income during 2009 includes increases to the held for sale valuation allowance of $14 million to reflect the estimated cost to exit certain portfolios.

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

The increase in provision for loan losses during 2009, as compared to 2008, was primarily the result of increases in the Captive Finance portfolio ($89 million), partially offset by a $58 million reduction in provision for loan losses in the Non-captive Finance portfolio. The increase related to the Captive Finance portfolio reflects an increase in both the rate and severity of defaults as a result of weaker general economic conditions and declining aircraft values. This increase was partially offset by lower provision for loan losses in the Non-captive Distribution Finance portfolio ($73 million) due to the liquidation of 68% of the Distribution Finance managed portfolio in 2009. Despite the reduction in provision for loan losses in the Non-captive Finance portfolio, the allowance for loan losses increased by $65 million. This increase reflects higher provision for loan losses resulting from a significant increase in nonaccrual finance receivables in the Timeshare portfolio. The increase in the Timeshare portfolio reflects increased defaults in our borrowers’ timeshare note portfolios and the lack of liquidity available to borrowers in this industry.

We strengthened the allowance for loan losses significantly during 2008 in response to weakening general market conditions, declining collateral values and the lack of liquidity available to our borrowers and their customers. We also increased our estimate of credit losses as a result of our decision to exit portions of our commercial finance business in the fourth quarter. The increase in provision for loan losses during 2008 was primarily driven by an acute increase in defaults in the distribution finance marine and recreational vehicles portfolios ($81 million), an increase in the reserve rate for the Timeshare portfolio ($21 million), a $19 million reserve established for one account in the Golf Mortgage portfolio and a $16 million reserve established for one account in the Asset-Based Lending portfolio.

The decrease in borrowing costs relative to the target Federal Funds rate in 2009 is primarily attributable to the replacement of maturing and extinguished term debt and commercial paper with borrowing under our committed credit facility at favorable borrowing spreads to LIBOR. The decrease was also attributable to the return of the historical relationship between LIBOR and the target Federal Funds rate from the elevated spread that existed during 2008.

Borrowing costs increased in 2008 relative to the target Federal Funds rate as credit market volatility significantly impacted the historical relationships between market indices. The increase was primarily driven by an increase in the spread between LIBOR and the target Federal Funds rate and from increased borrowing spreads on issuances of commercial paper in comparison with 2007. These increases were partially offset by increased receivable pricing as a result of variable-rate receivables with interest rate floors.

As a result of the plan to exit certain portions of our commercial finance business in the fourth quarter of 2008, we designated approximately $1.7 billion of our owned finance receivables as held for sale. The balance of the available for sale finance receivables at the end of 2008 reflected a $293 million pre-tax mark-to-market adjustment, net of existing allowance for loan losses, required to adjust the previous carrying value of the finance receivables to fair value. In addition, we recorded a non-cash pre-tax impairment charge in the fourth quarter of 2008 of $169 million to eliminate the entire balance of goodwill.

Under the restructuring program established in the fourth quarter of 2008, we recorded a restructuring charge of $27 million which included $11 million of non-cash asset impairments, $1 million of contract termination costs and $15 million of estimated employee severance costs. During 2009, we incurred additional restructuring charges of $13 million, including $12 million of employee severance and pension curtailment costs and $1 million of contract termination costs. We expect restructuring charges over the remaining two to three years of our exit plan, which will primarily relate to employee severance, to be within a range from $10 million to $20 million.

Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2009	2008	2007
Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(2.3)	(0.8)	1.0
Non-U.S. tax rate differential	0.6	3.7	(3.3)
Change in state valuation allowance	1.0	(1.4)	0.3
Tax contingencies	2.0	2.5	4.0
Tax credits	(0.9)	(0.7)	(1.1)
Goodwill impairment	—	9.8	—
Change in status of foreign subsidiary	1.9	7.6	—
Other, net	(0.1)	(0.1)	(1.0)

Effective income tax rate	(32.8)%	(14.4)%	34.9%

For the year ended January 2, 2010, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, an increase in the estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary and a change in management’s assessment of the amount of the state deferred tax asset that is realizable, partially offset by the benefit for state taxes.

For the year ended January 3, 2009, the difference between the statutory tax rate and the effective tax rate is primarily attributable to an impairment of goodwill that is not deductible for tax purposes, the provision of taxes on the earnings of a Canadian subsidiary in which we can no longer assert that we are permanently invested, interest on tax contingencies, the majority of which is associated with leveraged leases, and the effects of events related to cross border financing.

For the year ended December 29, 2007, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, and an increase in state taxes, partially offset by the effects of events related to cross border financing and tax credits.

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

Finance receivables classified as held for sale are reflected at fair value and are excluded from the portfolio statistics presented below. The following table summarizes nonaccrual finance receivables and the related percentage of finance receivables held for investment by product line:

	January 2,		January 3,
	2010		2009
	(Dollars in millions)
Captive Finance
Aviation	$286	12.17%	$17	0.62%
Golf Equipment	16	4.84%	18	2.96%
Non-captive Finance
Timeshare	378	29.41%	75	5.69%
Golf Mortgage	178	25.16%	107	12.11%
Distribution Finance	88	14.71%	43	9.09%
Hotel	76	38.04%	—	—
Structured Capital	5	1.48%	—	—
Other Liquidating	13	13.99%	17	11.81%

Total nonaccrual finance receivables	$1,040	17.26%	$277	4.01%

The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers in the Timeshare product line, weaker general economic conditions and depressed aircraft values. The increase in Timeshare includes one $203 million account, of which $120 million is collateralized by notes receivable and $83 million is collateralized by several resort properties.We believe that the percentage of nonaccrual finance receivables generally will remain high as we execute our liquidation plan under current economic conditions. The liquidation plan is also likely to result in a slower pace of liquidations for nonaccrual finance receivables.

Allowance for Losses on Finance Receivables Held for Investment and Selected Portfolio Statistics

Allowance for losses on finance receivables held for investment is presented in the following table:

	2009	2008	2007
	(Dollars in millions)
Allowance for losses on finance receivables held for investment beginning of period	$191	$89	$93
Provision for losses	265	234	33
Less net charge-offs:
Captive Finance
Aviation	26	5	2
Golf Equipment	7	4	2
Non-captive Finance
Distribution Finance	40	69	19
Golf Mortgage	28	2	1
Hotel	4	—	—
Timeshare	3	(1)	(2)
Asset-Based Lending	—	7	7
Other Liquidating	7	—	8

Total net charge-offs	115	86	37

Transfer to valuation allowance on finance receivables held for sale	(2)	(44)	—
Foreign currency translation	—	(2)	—

Allowance for losses on finance receivables held for investment end of period	$339	$191	$89

Net charge-offs as a percentage of average finance receivables held for investment	1.82%	1.00%	0.45%

	January 2,	January 3,
	2010	2009
	(Dollars in millions)
Nonaccrual finance receivables as a percentage of finance receivables held for investment	17.26%	4.01%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	5.63%	2.76%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	32.6%	68.9%
60+ days contractual delinquency as a percentage of finance receivables held for investment	9.51%	2.59%
60+ days contractual delinquency	$569	$178

Repossessed assets and properties	$119	$70
Operating assets received in satisfaction of troubled finance receivables	$112	$84

The ratio of allowance for losses to nonaccrual finance receivables held for investment decreased primarily as a result of nonaccrual Non-captive Timeshare and Captive Aviation accounts for which specific reserves were either not established due to sufficient collateral values and other considerations, or established at a percentage of the outstanding balance based on the expectation of partial recovery. This reflects our best estimate of loss based on a detailed review of our workout strategy and estimates of collateral value.

The increase in operating assets received in satisfaction of troubled finance receivables primarily reflects an increase in the number of golf courses whose ownership was transferred to us from the borrower during 2009. We intend to operate and improve the performance of these properties prior to their eventual disposition.

Portfolio (Losses) Gains

Portfolio (losses) gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, investments and (losses) gains incurred on the sale or early termination of finance assets. Portfolio (losses) gains of our business segments by product line are presented in the following table:

	2009	2008	2007
	(In millions)
Captive Finance
Aviation	$(28)	$(3)	$(1)
Golf Equipment	(2)	—	—
Non-captive Finance
Timeshare	(3)	—	—
Golf Mortgage	(17)	(5)	1
Distribution Finance	(43)	—	(1)
Structured Capital	(62)	5	19
Other Liquidating	(7)	(2)	(3)

Total portfolio (losses) gains	$(162)	$(5)	$15

Operating Results by Segment

Segment (loss) income presented in the tables below reflects amounts before special charges, income taxes and noncontrolling interest.

Captive Finance

	2009	2008	2007
	(In millions)
Revenues	$170	$222	$225
Segment (loss) income	$(95)	$28	$55

Captive finance revenues decreased $52 million during 2009 as compared to 2008 and $3 million during 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Higher average finance receivables of $495 million and $356 million, respectively	$34	$30
Increase in portfolio losses	(27)	(2)
Lower market interest rates	(27)	(32)
Other pricing (decrease) increase	(14)	4
Lower securitization gains, net of impairments	(10)	—
Suspended earnings on nonaccrual finance receivables	(5)	—

Segment income decreased $123 million in 2009 as compared to 2008 and decreased $27 million in 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Increase in the provision for loan losses	$(89)	$(24)
Increase in portfolio losses	(27)	(2)
Other pricing (decrease) increase	(14)	4
Lower securitization gains, net of impairments	(10)	—
Suspended earnings on nonaccrual finance receivables	(5)	—
Higher borrowing costs relative to market rates	(1)	(6)
Higher average finance receivables of $495 million and $356 million, respectively	15	13

Portfolio losses primarily include impairments recorded on repossessed assets as a result of weaker aircraft values.

Provision for losses increased in 2009 primarily as a result of an increase in the rate utilized to establish the provision for losses for the Captive Aviation portfolio ($44 million) and specific reserving actions ($45 million) reflecting an increase in both the rate and severity of defaults as a result of weaker general economic conditions and weaker aircraft values. Provision for losses increased in 2008 mostly as a result of an increase in the reserve rate utilized to establish the provision for losses as weakening general economic conditions and lower collateral values affected the Captive Aviation portfolio.

The decrease in finance receivable pricing in 2009 was primarily the result of a decrease in LIBOR relative to the target Federal Funds rate. A significant portion of the Captive Finance receivable portfolio has interest rates indexed to LIBOR.

Non-captive Finance

	2009	2008	2007
	(In millions)
Revenues	$190	$501	$650
Segment (loss) income	$(197)	$(78)	$167

Non-captive finance revenues decreased $311 million in 2009 as compared to 2008 and $149 million in 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Increase in portfolio losses	$(130)	$(18)
Lower average finance receivables of $1.6 billion and $98 million, respectively	(98)	(9)
Lower market interest rates	(65)	(131)
Lower securitization gains, net of impairments	(60)	(20)
Suspended earnings on nonaccrual finance receivables	(32)	(9)
(Decrease) increase in servicing and investment income related to securitizations	(21)	7
(Decrease) increase in other income	(28)	—
Increases in valuation allowance for assets held for sale	(14)	—
Gains on debt extinguishment	55	—
Other pricing increase (decrease)	31	(1)
Accretion of valuation allowance	29	—
Benefit from variable-rate receivables interest rate floors	21	24

Segment loss increased $119 million in 2009 as compared to 2008 and segment income decreased $245 million in 2008 as compared to 2007, primarily due to the following:

	2009	2008
	vs. 2008	vs. 2007
	(In millions)
Increase in portfolio losses	$(130)	$(18)
Lower securitization gains, net of impairments	(60)	(20)
Lower average finance receivables of $1.6 billion and $98 million, respectively	(44)	(4)
Suspended earnings on nonaccrual finance receivables	(32)	(9)
(Decrease) increase in other income	(28)	—
Increases in valuation allowance for assets held for sale	(14)	—
(Decrease) increase in servicing and investment income related to securitizations	(21)	7
Decrease (increase) in the provision for loan losses	58	(177)
Gains on debt extinguishment	55	—
Other pricing increase (decrease)	31	(1)
Accretion of valuation allowance	29	—
Lower (higher) borrowing costs relative to market rates	27	(45)
Benefit from variable-rate receivables interest rate floors	21	24

Portfolio losses recognized during 2009 include discounts taken on the sale or early termination of finance assets, including discounts associated with the liquidation of Distribution Finance and Golf Mortgage finance receivables of $60 million. In addition, we recognized impairment charges of $53 million during 2009 related to automobile manufacturing equipment and investments in real estate associated with matured leveraged leases. The increase in portfolio losses in 2008 as compared to 2007 was mostly the result of a gain on the sale of a leveraged lease investment in 2007.

The decrease in securitization gains, net of impairments, was primarily due to the decrease in origination and sales of Distribution Finance receivables to the Distribution Finance revolving securitization, which was ultimately terminated during the fourth quarter of 2009.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

For information regarding Textron Financial’s Quantitative and Qualitative Disclosure about Market Risk, see “Risk Management” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity,” in Item 7 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Financial Corporation and has issued an attestation report on our internal control over financial reporting as of January 2, 2010, as stated in its reports, which are included herein.

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

/s/  Warren R. Lyons

Warren R. Lyons
President and Chief Executive Officer
February 25, 2010

/s/  Thomas J. Cullen

Thomas J. Cullen
Executive Vice President and
Chief Financial Officer
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Textron Financial Corporation

We have audited Textron Financial Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Financial Corporation as of January 2, 2010 and January 3, 2009, and the related Consolidated Statements of Operations, Cash Flows and Changes in Equity for each of the three years in the period ended January 2, 2010 of Textron Financial Corporation and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Textron Financial Corporation

We have audited the accompanying Consolidated Balance Sheets of Textron Financial Corporation as of January 2, 2010 and January 3, 2009, and the related Consolidated Statements of Operations, Cash Flows and Changes in Equity for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 2, 2010 and January 3, 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

In 2007 the Company changed the manner in which it accounts for income tax uncertainties and changes (or projected changes) in the timing of cash flows relating to income taxes generated by leveraged lease transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Financial Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 25, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years in the period ended January 2, 2010:

	2009	2008	2007
	(In millions)
Finance charges	$434	$558	$671
Portfolio (losses) gains	(162)	(5)	15
Gains on early extinguishment of debt	55	—	—
Rental revenues on operating leases	30	34	34
Securitization (losses) gains:
Total other-than-temporary impairments	(39)	(21)	(3)
Portion of other-than-temporary impairments recognized in Other comprehensive income, before income taxes	13	—	—

Net other-than-temporary impairment recognized in securitization (losses) gains	(26)	(21)	(3)
Other securitization (losses) gains	(2)	63	65

Total securitization (losses) gains	(28)	42	62
Other income	31	94	93

Total revenues	360	723	875
Interest expense	159	307	397
Depreciation of equipment on operating leases	18	18	18

Net interest margin	183	398	460
Provision for losses	265	234	33
Selling and administrative expenses	210	214	205
Restructuring charges	13	27	—
Valuation allowance on finance receivables held for sale	—	293	—
Goodwill impairment	—	169	—

(Loss) income before income taxes and noncontrolling interest	(305)	(539)	222

Income tax (benefit) expense	(100)	(78)	77

(Loss) income before noncontrolling interest	(205)	(461)	145
Noncontrolling interest, net of income taxes	(2)	—	—

Net (loss) income	$(203)	$(461)	$145

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2010	2009
	(In millions)
Assets
Cash and equivalents	$144	$16
Finance receivables held for investment, net of unearned income:
Installment contracts	2,327	2,787
Revolving loans	1,137	1,208
Golf course, timeshare and hotel mortgages	1,073	1,206
Distribution finance receivables	771	647
Finance leases	403	608
Leveraged leases	313	459

Total finance receivables held for investment	6,024	6,915
Allowance for losses on finance receivables held for investment	(339)	(191)

Finance receivables held for investment – net	5,685	6,724
Finance receivables held for sale	819	1,658
Equipment on operating leases – net	216	247
Other assets	460	699

Total assets	$7,324	$9,344

Liabilities and equity
Liabilities
Accrued interest and other liabilities	$423	$379
Amounts due to Textron Inc.	472	161
Deferred income taxes	137	337
Debt	5,488	7,388

Total liabilities	6,520	8,265

Shareholder’s Equity
Capital surplus	1,487	1,217
Subsidiary preferred stock	1	—
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(49)	(55)
Retained deficit	(610)	(58)

Total shareholder’s equity	804	1,079

Total liabilities and shareholder’s equity	$7,324	$9,344

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended January 2, 2010:

	2009	2008	2007
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(203)	$(461)	$145
Net income attributable to noncontrolling interest	(2)	—	—

Net (loss) income before noncontrolling interest	(205)	(461)	145
Adjustments to reconcile net (loss) income before noncontrolling interest to net cash provided by operating activities:
Provision for losses	265	234	33
Deferred income tax provision	(203)	(94)	(7)
Increase (decrease) in taxes payable	167	(25)	6
Portfolio losses	162	6	6
Depreciation and amortization	36	40	40
Gains on early extinguishment of debt	(30)	—	—
Valuation allowance on finance receivables held for sale	(15)	293	—
Increase (decrease) in accrued interest and other liabilities	10	(41)	30
Restructuring charges	1	23	—
Goodwill impairment	—	169	—
Other – net	11	23	9

Net cash provided by operating activities	199	167	262

Cash flows from investing activities:
Finance receivables originated or purchased	(3,558)	(11,879)	(13,124)
Finance receivables repaid	4,801	11,245	11,863
Proceeds from receivable sales, including securitizations	728	631	994
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	236	40	55
Collection of retained interests in securitizations	117	15	8
Purchase of assets for operating leases	(13)	(26)	(49)
Other investments	24	(90)	(28)

Net cash provided (used) by investing activities	2,335	(64)	(281)

Cash flows from financing activities:
Proceeds from line of credit	1,740	—	—
Proceeds from issuance of long-term debt	—	1,161	1,878
Principal payments on long-term debt	(2,498)	(1,307)	(1,248)
Principal payments on secured debt	(1,092)	—	—
Net decrease in commercial paper	(743)	(668)	(315)
Net increase in intercompany loan due to Textron Inc.	311	133	—
Principal payments on nonrecourse debt	(180)	(267)	(96)
Proceeds from issuance of secured debt	143	300	—
Net (decrease) increase in other short-term debt	(25)	19	(55)
Proceeds from the sale of majority interest in subsidiary	21	—	—
Repurchase of majority interest in subsidiary	(19)	—	—
Proceeds from the sale of subsidiary preferred stock	1	—	—
Capital contributions from Textron Inc.	279	634	9
Dividends paid to Textron Inc.	(358)	(151)	(144)

Net cash (used) provided by financing activities	(2,420)	(146)	29
Effect of exchange rate changes on cash	14	(1)	3

Net increase (decrease) in cash and equivalents	128	(44)	13
Cash and equivalents at beginning of year	16	60	47

Cash and equivalents at end of year	$144	$16	$60

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For each of the three years in the period ended January 2, 2010:

		Investment
		In Parent		Accumulated		Total
		Company	Subsidiary	Other	Retained	Share-	Non-
	Capital	Preferred	Preferred	Comprehensive	Earnings	holder’s	controlling	Total
	Surplus	Stock	Stock	Income (Loss)	(Deficit)	Equity	Interest	Equity
	(In millions)
Balance December 30, 2006	$592	$(25)	$—	$7	$568	$1,142	$—	$1,142
Comprehensive income:
Net income	—	—	—	—	145	145	—	145
Other comprehensive income:
Foreign currency translation	—	—	—	19	—	19	—	19
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	2	—	2	—	2
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	—	(2)	—	(2)	—	(2)

Other comprehensive income	—	—	—	19	—	19	—	19

Comprehensive income	—	—	—	—	—	164	—	164
Cumulative effect of a change in accounting principle	—	—	—	—	(33)	(33)	—	(33)
Capital contributions from Textron Inc.	9	—	—	—	—	9	—	9
Dividends to Textron Inc.	(9)	—	—	—	(135)	(144)	—	(144)

Balance December 29, 2007	592	(25)	—	26	545	1,138	—	1,138

Comprehensive loss:
Net loss	—	—	—	—	(461)	(461)	—	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	—	(79)	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	(1)	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss	—	—	—	(81)	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	—	(542)	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	—	634	—	634
Dividends to Textron Inc.	(9)	—	—	—	(142)	(151)	—	(151)

Balance January 3, 2009	1,217	(25)	—	(55)	(58)	1,079	—	1,079

Comprehensive loss:
Net loss	—	—	—	—	(203)	(203)	(2)	(205)
Other comprehensive gain:
Foreign currency translation, net of income taxes	—	—	—	7	—	7	—	7
Change in unrealized net losses on retained interests, net of income tax benefit	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive income	—	—	—	6	—	6	—	6

Comprehensive loss	—	—	—	—	—	(197)	(2)	(199)
Capital contributions from Textron Inc.	279	—	—	—	—	279	—	279
Dividends to Textron Inc.	(9)	—	—	—	(349)	(358)	—	(358)
Sale of subsidiary preferred stock	—	—	1	—	—	1	—	1
Sale of noncontrolling interest	—	—	—	—	—	—	21	21
Repurchase of noncontrolling interest	—	—	—	—	—	—	(19)	(19)

Balance January 2, 2010	$1,487	$(25)	$1	$(49)	$(610)	$804	$—	$804

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (Textron Financial, TFC or the Company) is a diversified commercial finance company. In the fourth quarter of 2008, Textron Inc. (Textron) announced a plan to exit all of our commercial finance business, other than the portion supporting the financing of customer purchases of products which Textron manufactures. In the second quarter of 2009, we changed our management structure for the captive business to facilitate the management of its operations. Due to this change, we consolidated the portion of the former Golf Finance segment that finances customer purchases of Textron manufactured golf and turf-care equipment into the former Aviation Finance segment, forming the new Captive Finance segment. In the fourth quarter of 2009, due to further changes in how the performance of our business is measured and consolidation of our management and operational structure, we combined all remaining portions of our former operating segments into a new Non-captive Finance segment, which represents the business we are liquidating. All comparative segment information for prior periods has been recast to reflect this change.

We will continue to originate new customer relationships and finance receivables in the Captive Finance segment, which includes the Aviation and Golf Equipment product lines. The Aviation product line primarily provides loans, finance leases and operating leases to purchasers of new Cessna aircraft and Bell helicopters. Financing continues to be provided to purchasers of used Cessna aircraft and Bell helicopters on a limited basis. The Golf Equipment product line primarily provides finance and operating leases to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment. The Captive Finance segment also continues to manage our portfolio of loans and leases secured by non-Textron manufactured aircraft.

The Non-captive Finance segment now includes the Asset-Based Lending, Distribution Finance, Golf Mortgage, Hotel, Structured Capital, Timeshare and Other Liquidating product lines. Asset-Based Lending has historically provided revolving credit facilities secured by receivables and inventory and related equipment and real estate term loans, and factoring programs across a broad range of manufacturing and service industries; Distribution Finance has offered inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Mortgage has historically made mortgage loans for the acquisition and refinancing of golf courses; the Hotel product line was previously a component of our former Resort Finance segment and has historically provided mortgage loans for the construction and refinancing of hotels; the Timeshare product line has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial’s financing activities are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 2, 2010, 40% of Textron Financial’s total managed finance receivables represent finance receivables originated in support of Textron manufactured products. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Textron Financial and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. In the first quarter of 2009, we sold a 51% residual interest in the Aviation Finance securitization trust to Textron Inc., which is reflected as a Noncontrolling interest on our Consolidated Statements of Changes in Equity. In the fourth quarter of 2009, we repurchased the residual interest.

We have evaluated subsequent events up to the time of our filing with the Securities and Exchange Commission on February 25, 2010, which is the date that these financial statements were issued.

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

Finance charges also include the accretion of valuation allowances, which represent the recognition of interest earnings in excess of a loan’s contractual rate as a result of the discount rate utilized to record the loan at fair value in previous periods. These interest earnings are recognized over the remaining life of the portfolio to the extent the valuation allowance is not expected to be utilized to absorb losses associated with sales, discounted payoffs or credit losses.

Finance Receivable Origination Fees and Costs

Fees received and direct loan origination costs are deferred and amortized to finance charge revenues over the contractual lives of the respective finance receivables and credit lines using the interest method. Unamortized amounts are recognized in revenues when finance receivables are sold or paid in full.

Other Income (Loss)

Other income includes syndication gains on the sale of loans and leases, late charges, prepayment gains, servicing fees, residual gains, investment income and other miscellaneous fees, which are primarily recognized as income when received. It also includes adjustments to the valuation allowance for finance receivables held for sale.

Portfolio (Losses) Gains

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

Finance Receivable Impairment

Textron Financial periodically evaluates finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from this assessment. A finance receivable is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired finance receivables are classified as either nonaccrual or accrual loans. “Impaired nonaccrual finance receivables” includes accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. “Impaired accrual finance receivables” represents loans with original terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months. The Company performs a valuation of the collateral supporting impaired nonaccrual finance receivables on a quarterly basis using the methods described in Note 12. Fair Value of Financial Instruments.

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

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $3.3 million, $4.9 million and $5.0 million in 2009, 2008 and 2007, respectively. The cost of the defined benefit pension plan amounted to approximately $8.8 million, $11.3 million and $10.2 million in 2009, 2008 and 2007, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Income Taxes

Textron Financial’s revenues and expenses are included in Textron’s consolidated tax return. Textron Financial’s current tax expense reflects statutory U.S. tax rates applied to taxable income or loss included in Textron’s consolidated returns. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying tax rates expected to be in effect for the year in which we expect the differences will reverse or settle. Based on the evaluation of available evidence, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that it is more likely than not that we will realize these benefits. We recognize net tax-related interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.

We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in our estimates in a valuation allowance, with a corresponding adjustment to earnings or other comprehensive income (loss), as appropriate. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

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

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At January 2, 2010, the Company’s largest single counterparty credit exposure was $19 million.

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

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination that there is no longer the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or there is no longer the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, the existence of continued contractual commitments and the perceived marketability of the finance receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the positive intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

Finance receivables held for sale are carried at the lower of cost or fair value. At the time of transfer to held for sale classification, a valuation allowance is created for any shortfall between the carrying value, net of all deferred fees and costs, and fair value. In addition, any allowance for loan losses previously allocated to these finance receivables is reclassified to the valuation allowance account, which is netted within finance receivables held for sale on the Consolidated Balance Sheets. This valuation allowance is adjusted quarterly through earnings for any changes in the fair value of the finance receivables below the carrying value. Fair value changes can occur based on market interest rates, market liquidity and changes in the credit quality of the borrower and value of underlying loan collateral. If we determine that finance receivables classified as held for sale will not be sold and we have the intent and ability to hold the finance receivables for the foreseeable future, until maturity or payoff, they are reclassified as Finance receivables held for investment at the lower of cost or fair value at that time.

Cash and Equivalents

Cash and equivalents consist of cash in banks and overnight interest-bearing deposits in banks.

NOTE 2 Portfolio (Losses) Gains and Other Income

Portfolio (losses) gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, investments and (losses) gains incurred on the sale or early termination of finance assets. To conform with current presentation $5 million of losses in 2008 and $15 million of gains in 2007, previously classified as Other income, are now classified as Portfolio (losses) gains.

Other income is summarized below:

	2009	2008	2007
	(In millions)
Servicing fees	$24	$43	$36
Investment income	9	23	14
Late charges	3	4	3
Syndication income	1	2	4
Prepayment (losses) gains	(1)	3	7
Other	(5)	19	29

Total other income	$31	$94	$93

The Other component of Other income includes adjustments to the valuation allowance for finance receivables held for sale, commitment fees, residual gains, insurance fees and other miscellaneous fees, which are primarily recognized as income when received.

NOTE 3 Special Charges

Special charges are included in (Loss) income before income taxes and noncontrolling interest, however, these charges are generally of a nonrecurring nature and are not included in Segment (loss) income, which is our measure used for evaluating performance and for decision-making purposes. Special charges are summarized below by segment:

	2009	2008
		Valuation
		Allowance on
		Finance
	Restructuring	Receivables	Goodwill	Restructuring
	Charges	Held for Sale	Impairment	Charges	Total
	(In millions)
Captive Finance	$—	$—	$16	$4	$20
Non-captive Finance	13	293	153	23	469

Total Special charges	$13	$293	$169	$27	$489

Valuation Allowance on Finance Receivables Held for Sale

As a result of the plan to exit the Non-captive Finance segment in the fourth quarter of 2008, we designated approximately $1.7 billion of our owned finance receivables as held for sale. The balance of the held for sale finance receivables at the end of 2008 reflected a $293 million pre-tax mark-to market adjustment, net of existing allowance for loan losses, required to adjust the previous carrying value of the finance receivables to fair value as more fully described in Note 12. Fair Value of Financial Instruments.

Goodwill Impairment

Based on market conditions that existed in the fourth quarter of 2008 and the plan to downsize our portfolio, we recorded a non-cash, pre-tax impairment charge of $169 million to eliminate the entire balance of goodwill.

Restructuring Charges

In conjunction with the plan to exit portions of our commercial finance business, we announced a restructuring program to downsize and consolidate our operations in the fourth quarter of 2008 and recorded a restructuring charge of $27 million. During 2009, we incurred additional restructuring charges of $13 million, primarily related to employee severance and pension curtailment costs. There were no restructuring costs recorded in 2007.

An analysis of our restructuring reserve is presented below:

	Severance and
	Pension	Contract
	Curtailment	Termination	Asset
	Costs	Costs	Impairments	Total
	(In millions)
Balance at December 29, 2007	$—	$—	$—	$—
Additions	15	1	11	27
Cash Paid	(4)	—	—	(4)
Non-cash utilization	—	—	(11)	(11)

Balance at January 3, 2009	11	1	—	12
Additions	12	1	—	13
Cash Paid	(10)	(2)	—	(12)

Balance at January 2, 2010	$13	$—	$—	$13

Restructuring costs since the inception of the program through January 2, 2010 are summarized below by segment:

	Captive	Non-captive
	Finance	Finance	Total
	(In millions)
Severance and pension curtailment costs	$1	$26	$27
Non-cash asset impairments	3	8	11
Contract termination costs	—	2	2

Total Restructuring costs	$4	$36	$40

We expect to incur additional costs to exit the Non-captive Finance segment of our business over the next two to three years. These costs are expected to be within a range from $10 million to $20 million and be primarily attributable to severance and retention benefits. We expect to eliminate approximately 850 positions, representing approximately 80% of our total workforce since the inception of the program. As of January 2, 2010, we have terminated approximately 550 employees under this program.

NOTE 4 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $0.6 billion in 2009, $1.0 billion in 2008 and $1.2 billion in 2007 relating to the sale of manufactured products to third parties that were financed by us. In addition, we paid Textron $13 million, $18 million and $27 million, respectively, for the purchase of equipment on operating leases. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $3 million in 2009, $2 million in 2008 and $4 million in 2007, and operating lease revenues of $20 million in 2009, $29 million in 2008 and $27 million in 2007. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of this relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $76 million at January 2, 2010 and $54 million at January 3, 2009, and operating leases of $140 million and $152 million at January 2, 2010 and January 3, 2009, were subject to recourse to Textron or due from Textron.

In 2009 and 2008, pursuant to the terms of an Intercompany Loan Facility Agreement, Textron agreed to lend funds to Textron Financial, with interest. As of January 2, 2010 and January 3, 2009, we had an outstanding balance due to Textron of $447 million and $133 million, respectively, and had paid interest of $3 million in both 2009 and 2008. The interest rate on this borrowing at January 2, 2010 and January 3, 2009 was 7.00% and 4.03%, respectively. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. In addition, in 2005 Textron amended its credit facility to permit Textron Financial to borrow under the facility subject to remaining availability. In February 2009, Textron borrowed the entire available balance of this $1.25 billion credit facility. Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $25 million and $28 million at January 2, 2010 and January 3, 2009 under this arrangement.

Under a Support Agreement between Textron Financial and Textron, Textron is required to maintain a controlling interest in Textron Financial. The agreement also requires Textron to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In 2009 and 2008, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. Textron made cash payments of $270 million and $625 million to Textron Financial in 2009 and 2008, respectively, and an additional payment of $75 million on January 12, 2010, which were reflected as capital contributions, to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and Textron

Financial’s credit facility and to maintain the leverage ratio required by Textron Financial’s credit facility. No related payments were required for 2007.

We had income taxes payable of $182 million and $26 million at January 2, 2010 and January 3, 2009, respectively. These accounts are settled with Textron as its consolidated federal and state tax position are managed.

NOTE 5 Finance Receivables – Terms and Concentrations

Managed and Serviced Finance Receivables

	2009	2008
	(In millions)
Total managed and serviced finance receivables	$8,283	$12,173
Nonrecourse participations	(765)	(820)
Third-party portfolio servicing	(645)	(532)

Total managed finance receivables	6,873	10,821
Securitized finance receivables	(30)	(2,248)

Finance receivables	6,843	8,573
Finance receivables held for sale	(819)	(1,658)

Finance receivables held for investment	$6,024	$6,915

Our business performance is assessed on an owned, managed and a serviced basis. The owned basis includes finance receivables held for investment and finance receivables held for sale reported on the Consolidated Balance Sheets. The managed basis includes owned finance receivables and finance receivables sold in securitizations where we have retained credit risk to the extent of our subordinated interest. The serviced basis includes managed finance receivables and serviced-only finance receivables, which generally consist of participation interests sold to third-party financial institutions without retained credit risk, receivables subject to servicing agreements with third-party financial institutions, finance receivables of resort developers and finance receivables originated and serviced on behalf of other finance subsidiaries of Textron.

On July 14, 2009, a subsidiary of Textron entered into a $500 million credit facility with the Export-Import Bank of the United States. The facility expires in December 2010. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. Texton Financial originates and services loans and finance leases as servicer for this subsidiary, which is consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility. These loans and finance leases which totaled $182 million as of January 2, 2010, are included in third-party portfolio servicing.

Finance Receivable Terms

Distribution finance receivables generally mature within one year. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer. Revolving loans and distribution finance receivables are cyclical and typically result in cash turnover that exceeds contractual maturities. In 2009, such cash turnover approximated contractual maturities.

Revolving loans generally have terms of one to five years, and at times convert to term loans that contractually amortize over an additional term of one to five years. Revolving loans consist of loans secured by trade receivables, inventory, plant and equipment, pools of timeshare interval resort notes receivables, finance receivable portfolios, pools of residential and recreational land loans and the underlying real property, and in many instances, by the personal guarantee of the principals.

Installment contracts and Finance leases have initial terms ranging from two to 20 years. Installment contracts and Finance leases are secured by the financed equipment and, in many instances, by the personal guarantee of the principals or recourse arrangements with the originating vendor. Contractual maturities of finance leases include residual values expected to be realized at contractual maturity. Leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. Accordingly, contractual maturities of these contracts represent the minimum lease payments, net of the unearned income to be recognized over the life of the lease. Total minimum lease payments and unearned income related to these contracts were $1.0 billion and $194 million, respectively, at January 2, 2010 and $1.2 billion and $299 million, respectively, at January 3, 2009. Minimum lease payments due under these contracts for each of the next five years and the aggregate amounts due thereafter are as follows: $199 million in 2010, $182 million in 2011, $147 million in 2012, $121 million in 2013, $82 million in 2014 and $227 million thereafter.

Golf course mortgages have initial terms ranging from five to ten years with amortization periods from 15 to 25 years. Timeshare and hotel mortgages generally represent construction and inventory, or operating property loans with terms up to five years. Golf course, timeshare and hotel mortgages are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. As of January 2, 2010, golf course mortgages consist of loans with an average balance of $6 million and a weighted-average remaining contractual maturity of three years, and timeshare and hotel mortgages consist of loans with an average balance of $9 million and a weighted-average remaining contractual maturity of three years.

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

	January 2, 2010		January 3, 2009
	(Dollars in millions)
United States:
Southeast	$1,609	23%	$2,728	25%
West	1,012	15%	1,667	16%
Southwest	943	14%	1,419	13%
Midwest	567	8%	1,294	12%
Mideast	535	8%	952	9%
Northeast	127	2%	256	2%

Total United States	$4,793	70%	$8,316	77%

Canada	669	10%	963	9%
Mexico	415	6%	414	4%
South America	330	5%	396	3%
Other international	666	9%	732	7%

Total managed finance receivables	$6,873	100%	$10,821	100%

Textron Financial’s industry concentrations (as measured by managed finance receivables) were as follows:

	January 2, 2010		January 3, 2009
	(Dollars in millions)
General aviation	$2,378	35%	$2,822	26%
Resort	1,327	19%	1,434	13%
Golf	1,261	18%	1,696	16%
Marine	303	4%	808	7%
Powersports	268	4%	534	5%
Transportation	251	4%	404	4%
Manufactured housing	218	3%	443	4%
Hotel	215	3%	202	2%
Recreational vehicles	95	1%	403	4%
Other Real estate	73	1%	110	1%
Finance company services	49	1%	177	2%
Outdoor power equipment	11	1%	315	3%
Information technology equipment	—	—	154	1%
Other	424	6%	1,319	12%

Total managed finance receivables	$6,873	100%	$10,821	100%

NOTE 6 Finance Receivables Held for Investment

Portfolio Maturities

Portfolio maturities of finance receivables held for investment outstanding at January 2, 2010, excluding valuation allowance, were as follows:

	Less than	1-2	2-3	3-4	4-5	More than
	1 Year	Years	Years	Years	Years	5 Years	Total
	(In millions)
Installment contracts	$370	$318	$347	$329	$230	$733	$2,327
Revolving loans	288	430	242	131	49	43	1,183
Golf course, timeshare and hotel mortgages	209	298	176	178	63	162	1,086
Distribution finance receivables	650	125	12	4	2	—	793
Finance leases	102	77	79	28	5	112	403
Leveraged leases	(2)	3	(6)	(9)	1	326	313

Total finance receivables held for investment	$1,617	$1,251	$850	$661	$350	$1,376	$6,105

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

Finance receivables held for investment include approximately $629 million and $1.1 billion of finance receivables that have been legally sold to special purpose entities (SPEs) and are consolidated subsidiaries of Textron Financial as of January 2, 2010 and January 3, 2009, respectively. The assets of the SPEs are pledged as collateral for $559 million and $853 million of debt as of January 2, 2010 and January 3, 2009, respectively, which have been reflected as securitized on-balance sheet debt. Third-party investors have no legal recourse to Textron Financial beyond the credit enhancement provided by the assets of the SPEs. Finance receivables held for investment also include approximately $96 million and $102 million of finance receivables that were unfunded at January 2, 2010 and January 3, 2009, respectively, primarily as a result of holdback arrangements and payables to manufacturers for inventory financed by dealers. The corresponding liability is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

During 2009, we reclassified $878 million of finance receivables, net of a $188 million valuation allowance, from held for sale to held for investment following efforts to market the portfolios and progress made through orderly liquidation. We also reclassified $421 million of other finance receivable portfolios, net of a $43 million valuation allowance from held for investment to held for sale as a result of unanticipated purchase inquiries. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. During the fourth quarter of 2009, we recorded $720 million of finance receivables previously sold to the Distribution Finance securitization on our balance sheet. In connection with recording these finance receivables, $359 million were classified as held for sale and were sold prior to the end of the quarter.

Leveraged Leases

	2009	2008
	(In millions)
Rental receivable	$948	$1,252
Nonrecourse debt	(570)	(759)
Estimated residual values of leased assets	152	229

	530	722
Less unearned income	(217)	(263)

Investment in leveraged leases	313	459
Deferred income taxes	(238)	(350)

Net investment in leveraged leases	$75	$109

At January 2, 2010 and January 3, 2009, approximately 9% and 16% of Textron Financial’s investment in leveraged leases was collateralized by real estate, respectively.

The components of income from leveraged leases were as follows:

	2009	2008	2007
	(In millions)
Income recognized	$5	$4	$11
Income tax expense	(2)	(1)	(4)

Income from leveraged leases	$3	$3	$7

Finance Leases

	2009	2008
	(In millions)
Total minimum lease payments receivable	$395	$557
Estimated residual values of leased equipment	183	259

	578	816
Less unearned income	(175)	(208)

Net investment in finance leases	$403	$608

Minimum lease payments due under finance leases for each of the next five years and the aggregate amounts due thereafter are as follows: $88 million in 2010, $66 million in 2011, $41 million in 2012, $17 million in 2013, $9 million in 2014 and $174 million thereafter.

Finance Receivable Impairment

Textron Financial periodically evaluates finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment. Finance receivables classified as held for sale are reflected at fair value and are excluded from this assessment. A finance receivable is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired finance receivables are classified as either nonaccrual or accrual loans. “Impaired nonaccrual finance receivables” includes accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. “Impaired accrual finance receivables” represents loans with original terms that have been significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. The Company performs a valuation of the collateral supporting impaired nonaccrual finance receivables on a quarterly basis using the methods described in Note 12. Fair Value of Financial Instruments.

Impaired Finance Receivables
	January 2,	January 3,
	2010	2009
	(In millions)
Impaired nonaccrual finance receivables	$984	$234
Impaired accrual finance receivables	217	19

Total impaired finance receivables	1,201	253
Less: Impaired finance receivables without identified reserve requirements	362	71

Impaired nonaccrual finance receivables with identified reserve requirements	$839	$182

Allowance for losses on impaired nonaccrual finance receivables	$153	$43

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

Nonaccrual Finance Receivables
	January 2,	January 3,
	2010	2009
	(In millions)
Impaired nonaccrual finance receivables	$984	$234
Nonaccrual homogeneous finance receivables	56	43

Total nonaccrual finance receivables	$1,040	$277

A summary of nonaccrual finance receivables, impaired nonaccrual finance receivables and related allowance for losses by collateral type is as follows:

				January 3, 2009
	January 2, 2010
			Allowance			Allowance for
			for Losses			Losses on
		Impaired	on Impaired		Impaired	Impaired
	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
	Finance	Finance	Finance	Finance	Finance	Finance
Collateral Type	Receivables	Receivables	Receivables	Receivables	Receivables	Receivables
	(In millions)
Captive Finance:

General aviation aircraft	$286	$272	$46	$17	$6	$2
Golf equipment	16	2	1	18	—	—

Non-captive Finance:

Notes receivable(1)	$259	$254	$53	$78	$74	$9

Golf course property	166	165	27	107	107	25

Resort construction/inventory	104	104	—	—	—	—
Dealer inventory	88	68	14	43	34	3
Hotels	78	78	7	—	—	—

Land	17	17	4	—	—	—
Marinas	12	12	—	—	—	—

Other	14	12	1	14	13	4

Total	$1,040	$984	$153	$277	$234	$43

(1) Finance receivables collateralized primarily by timeshare notes receivable may also be collateralized by certain real estate and other assets of our borrowers.

The increase in nonaccrual finance receivables is primarily attributable to the lack of liquidity available to borrowers in the Non-captive Finance segment’s Timeshare portfolio, weaker general economic conditions and depressed aircraft values in the Captive Finance segment. The increase in the Non-captive Finance portfolio included one $203 million account, of which $120 million is collateralized by notes receivable and $83 million is collateralized by several resort properties.

The average recorded investment in impaired nonaccrual finance receivables was $603 million in 2009, $143 million in 2008 and $53 million in 2007. The average recorded investment in impaired accrual finance receivables amounted to $136 million in 2009, $34 million in 2008 and $31 million in 2007.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $53 million, $16 million and $7 million for 2009, 2008 and 2007, respectively. No finance charges were recognized using the cash basis method.

Allowance for Losses on Finance Receivables Held for Investment

The following table presents changes in the Allowance for losses on finance receivables held for investment:

	2009	2008	2007
	(In millions)
Balance at beginning of year	$191	$89	$93
Provision for losses	265	234	33
Charge-offs	(132)	(98)	(49)
Recoveries	17	12	12
Transfer to valuation allowance on finance receivables held for sale	(2)	(44)	—
Foreign currency translation	—	(2)	—

Balance at end of year	$339	$191	$89

NOTE 7 Receivable Securitizations

During 2009, we had one significant off-balance sheet financing arrangement. The Distribution Finance revolving securitization trust was a master trust that purchased inventory finance receivables from the Company and issued asset-backed notes to investors. $1.4 billion of the outstanding notes issued by the Distribution Finance securitization trust were repaid through finance receivable collections. During the fourth quarter of 2009, a reduction in the pace of finance receivable collections triggered a corresponding change in required cash distributions, which provided us the ability to repurchase the finance receivables resulting in the consolidation of the securitization trust on our balance sheet. As a result, the finance receivables held by the securitization trust were recorded at their fair value of $720 million, $635 million of debt issued by the securitization trust was recorded on our balance sheet and $85 million of retained interests were removed from the balance sheets. Textron Financial then made a capital contribution to the trust sufficient to repay its $635 million of outstanding debt; following the repayment, the remaining receivables were legally conveyed to Textron Financial and the trust was dissolved.

In March 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance regarding the recognition and presentation of other-than-temporary impairments, which we adopted in the second quarter of 2009. This guidance amends the other-than-temporary impairment criteria associated with marketable debt securities and beneficial interests in securitized financial assets. It requires that an entity evaluate for and record an other-than-temporary impairment when it concludes that it does not intend to sell an impaired security and does not believe it likely that it will be required to sell the security before recovery of the amortized cost basis, regardless of the entity’s positive intent and ability to hold the asset to maturity. Once an entity has determined that an other-than-temporary impairment has occurred, it is required to record the credit loss component of the difference between the security’s amortized cost basis and the estimated fair value in earnings, whereas the remaining difference is to be recognized as a component of Other comprehensive income and amortized over the remaining life of the security.

A summary of the other-than-temporary impairments recognized during 2009, 2008 and 2007 by securitization trust, including those recognized under previous generally accepted accounting principles is as follows:

Distribution Finance Securitization Trust

	2009		2008
				2007
	(In millions)
		Subordinated
	Interest-only	Seller	Interest-only	Interest-only
	Securities	Certificates	Securities	Securities
Total other-than-temporary impairments	$(8)	$(31)	$(15)	$(1)
Portion of other-than-temporary impairments recognized in Other comprehensive income, before income taxes	—	13	—	—

Net other-than-temporary impairments recognized in earnings	$(8)	$(18)	$(15)	$(1)

Aviation Finance Securitization Trust

	2009	2008	2007
	(In millions)
	Interest-only	Interest-only	Interest-only
	Securities	Securities	Securities
Total other-than-temporary impairments	$—	$(6)	$(2)
Portion of other-than-temporary impairments recognized in Other comprehensive income, before income taxes	—	—	—

Net other-than-temporary impairments recognized in earnings	$—	$(6)	$(2)

Each of the other-than-temporary impairments recorded in earnings was primarily due to credit losses and the impairment recognized in other comprehensive income is attributable to an increase in market discount rates. There were no temporary impairments recorded in Accumulated other comprehensive income at the end of 2009 or 2008. There was a $1 million temporary impairment charge recorded in Accumulated other comprehensive income for each securitization trust at the end of 2007, primarily as a result of changes in market discount rates.

NOTE 8 Equipment on Operating Leases

	2009	2008
	(In millions)
Equipment on operating leases, at cost:
Aircraft	$256	$274
Golf cars	26	30
Accumulated depreciation:
Aircraft	(59)	(50)
Golf cars	(7)	(7)

Equipment on operating leases – net	$216	$247

Initial lease terms of equipment on operating leases range from one year to ten years. Future minimum rentals at January 2, 2010 are $26 million in 2010, $22 million in 2011, $18 million in 2012, $11 million in 2013, $9 million in 2014 and $14 million thereafter.

NOTE 9 Other Assets

	January 2,	January 3,
	2010	2009
	(In millions)
Repossessed assets and properties	$119	$70
Operating assets received in satisfaction of troubled finance receivables	112	84
Investments in other marketable securities	68	95
Derivative financial instruments	61	133
Other long-term investments	54	30
Fixed assets – net	21	24
Retained interests in securitizations	9	200
Other	16	63

Total other assets	$460	$699

Repossessed assets and properties are assets we intend to sell in a relatively short period of time and are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. Subsequent declines in fair value are recorded in Portfolio (losses) gains.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of January 2, 2010 they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio (losses) gains for the shortfall between estimated fair value and the carrying amount. The revenues and expenses related to these assets, excluding investments made for capital improvements, are recorded in Selling and administrative expenses. In 2009, revenues were $24 million and $21 million from golf courses and other real estate, respectively, and expenses were $26 million and $22 million from golf courses and other real estate, respectively.

To conform with current presentation, $66 million of assets previously classified as Other long-term investments and $18 million of assets previously classified as Repossessed assets and properties are now classified as Operating assets received in satisfaction of troubled finance receivables as of January 3, 2009.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. At January 2, 2010, unrealized losses on these investments were $13 million. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts. In reaching our conclusion that the investments are not other-than-temporarily impaired, we relied on industry analyst reports, credit ratings specific to each investment and information on delinquency, loss and payment experience of the collateral underlying each security.

Interest-only securities within Retained interests in securitizations were $3 million and $12 million at January 2, 2010 and January 3, 2009, respectively.

NOTE 10 Debt and Credit Facilities

	January 2,	January 3,
	2010	2009
	(In millions)
Short-term debt:
Commercial paper	$—	$743
Other short-term debt	—	25

Total short-term debt	—	768
Credit Line borrowings:
Due 2012 (weighted-average rate of 0.91%)	1,740	—
Long-term debt:
Fixed-rate notes
Due 2009 (weighted-average rate of 5.62%)	—	698
Due 2010 (weighted-average rates of 4.80% and 4.82%, respectively)	581	1,018
Due 2011 (weighted-average rates of 4.96% and 5.04%, respectively)	218	452
Due 2012 (weighted-average rates of 4.43% and 4.43%, respectively)	52	52
Due 2013 (weighted-average rates of 5.19% and 5.19%, respectively)	478	478
Due 2014 (weighted-average rates of 5.07% and 5.07%, respectively)	111	111
Due 2015 and thereafter (weighted-average rates of 7.21% and 4.98%, respectively)	53	41

Total fixed-rate notes	1,493	2,850
Variable-rate notes
Due 2009 (weighted-average rate of 2.78%)	—	836
Due 2010 (weighted-average rates of 0.60% and 3.09%, respectively)	1,054	1,297
Due 2011 (weighted-average rates of 0.75% and 3.40%, respectively)	201	275
Due 2013 (weighted-average rates of 1.16% and 3.07%, respectively)	100	100

Total variable-rate notes	1,355	2,508
Securitized on-balance sheet debt:
Amortizing (weighted-average rates of 1.45% and 3.09%, respectively)	559	853
Subordinated debt:
Due 2017 and thereafter (6.00%)	300	300
Unamortized discount	(2)	(3)
Fair value adjustments	43	112

Total long-term, securitized on-balance sheet and subordinated debt	3,748	6,620

Total debt	$5,488	$7,388

On February 3, 2009, we drew down on the available balance of the $1.75 billion bank credit line due to the economic environment and the risks associated with the capital markets in general, including the difficulty in accessing sufficient commercial paper on a daily basis.

We extinguished, through open market purchases, $655 million of our debt securities prior to maturity during 2009, resulting in gains of $47 million. During the fourth quarter, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to a $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. We extinguished $319 million of our debt securities with maturity dates ranging from 2009 to 2011 and recognized a gain on these early extinguishments of $8 million in the fourth quarter of 2009.

Subordinated debt consists of $300 million of 6% Fixed-to-Floating Rate Junior Subordinated Notes, which are unsecured and rank junior to all of our existing and future senior debt. The notes mature on February 15, 2067; however, we have the right to redeem the notes at par on or after February 15, 2017, and are obligated to redeem the notes beginning on February 15, 2042. Pursuant to the terms of the notes or the replacement capital covenant described below, any redemption of the notes must be made from the sale of certain replacement capital securities or a capital contribution from Textron. Interest on the notes is fixed at 6% until February 15, 2017, and floats at three-

month LIBOR + 1.735% thereafter. We may defer payment of interest on one or more occasions, in each case, for a period of up to 10 years.

We agreed, in a replacement capital covenant for the benefit of the holders of a specified class of covered debt, that we will not redeem the notes on or before February 15, 2047, unless we have received a capital contribution from Textron and/or net proceeds from the sale of certain replacement capital securities in certain specified amounts. The initial class of covered debtholders are the holders of our 5.125% Medium Term Notes, Series E, due August 15, 2014, in the principal amount of $100 million.

The weighted-average interest rates on short-term borrowings at year-end were as follows:

	2009	2008	2007
Commercial paper:
USD	—	5.64%	5.19%
CAD	—	—	4.48%
Other short-term debt	—	1.78%	4.92%

The combined weighted-average interest rates on these borrowings during the last three years were 4.37% in 2009, 3.63% in 2008, and 5.16% in 2007. The weighted-average interest rates on short-term borrowings have been determined by relating the annualized interest cost including fees to the daily average dollar amounts outstanding.

We had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $946 million and $2.1 billion at January 2, 2010 and January 3, 2009, respectively, whereby we make periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these borrowings considering the impact of interest rate exchange agreements, including fees was 1.99% and 3.94% for the years ended January 2, 2010 and January 3, 2009, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements, including fees was 5.82% and 5.45% for the years ended January 2, 2010 and January 3, 2009, respectively.

Interest on our variable-rate notes is predominantly tied to the three-month LIBOR. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements including fees were 1.44% and 3.65% during 2009 and 2008, respectively. In addition, we had $161 million and $140 million interest rate exchange agreements at January 2, 2010 and January 3, 2009, respectively, related to the conversion of variable-rate debt to fixed-rate debt with a weighted-average fixed interest rate of 4.67% and 4.81%, respectively. The weighted-average rate on remaining variable-rate notes not subject to interest rate exchange agreements was 1.41% and 3.69% for the years ended January 2, 2010 and January 3, 2009, respectively.

Through our subsidiary, Textron Financial Canada Funding Corp. (Textron Canada Funding), we had periodically issued debt securities. We own 100% of the common stock of Textron Canada Funding, which is a financing subsidiary with operations, revenues and cash flows related to the issuance, administration and repayment of debt securities that are fully and unconditionally guaranteed by Textron Financial.

Our lending agreements contain various restrictive provisions regarding additional debt (not to exceed nine times consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charges coverage ratio (no less than 125%). As more fully described in Note 4. Relationship with Textron Inc., Textron made cash payments of $270 million and $625 million to us in 2009 and 2008, respectively, and an additional payment of $75 million on January 12, 2010, which are reflected as capital contributions, to maintain compliance with the fixed charge coverage and leverage ratios.

For the years ended January 2, 2010 and January 3, 2009, we declared and paid dividends to Textron of $358 million and $151 million, respectively. Leverage limits as described above limit the payment of dividends to an additional $604 million at January 2, 2010.

We made cash payments for interest of $170 million in 2009, $310 million in 2008, and $388 million in 2007.

NOTE 11 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements, foreign currency exchange agreements and interest rate cap and floor agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2009, 2008 and 2007. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure:

	Notional Amount Fair Value Amount
			Assets		Liabilities
	2009	2008	2009	2008	2009	2008
	(In millions)
Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$946	$2,055	$40	$112	$—	$—
Fixed-rate receivable	387	—	3	—	—	—
Fixed-rate receivable	32	32	—	—	(3)	(7)

Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	71	139	—	—	(2)	—

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	161	140	18	21	—	—
Foreign-dollar denominated variable-rate receivable	4	5	—	—	(1)	(1)

	$1,601	$2,371	$61	$133	$(6)	$(8)

As a result of our exit plan announced in 2008, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries.

The following table summarizes the Company’s derivatives relating to interest rate risk and foreign currency exposure, which have not been designated in hedge relationships as of January 2, 2010 and January 3, 2009:

			Fair Value Amount
	Notional Amount
			Assets		Liabilities
	2009	2008	2009	2008	2009	2008
	(In millions)
Foreign currency forward exchange agreements	$531	$536	$—	$—	$(13)	$—
Interest rate exchange agreements	—	336	—	—	—	(13)

	$531	$872	$—	$—	$(13)	$(13)

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. Gains and losses related to these instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities. In 2009, losses on foreign currency forward exchange agreements were offset by $106 million of gains resulting from the translation of foreign currency denominated assets and liabilities. These gains were also recorded in Selling and administrative expenses.

The effect of derivative instruments in the Consolidated Statements of Operations is as follows:

		Amount of Gain/(Loss)
	Gain/(Loss) Location	2009	2008
		(In millions)
Fair Value Hedges
Interest rate exchange agreements	Interest expense	$(13)	$120
Interest rate exchange agreements	Finance charges	10	(7)

Non-designated Hedges
Interest rate exchange agreements	Other income	$1	$(3)
Foreign currency forward exchange agreements	Selling and administrative expenses	(107)	(6)

	Amount of Gain/(Loss)
	in Other
	Comprehensive Income			Gain/(Loss) Amount
			Gain/(Loss) Location
	2009	2008		2009	2008
	(In millions)
Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreement
Interest impact	$(4)	$(5)	Interest expense	$(4)	$ (2)
Foreign exchange impact	—	—	Selling and administrative expenses	(2)	25

NOTE 12 Fair Value of Financial Instruments

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset:

	January 2, 2010
	(In millions)
	Level 2	Level 3
Derivative financial instruments, net	$42	$—
Interest-only security	—	3

Total assets	$42	$3

Derivatives

The Company’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of January 2, 2010 and January 3, 2009, as most of our counterparties are AA-rated and the vast majority of our derivative instruments are in an asset position.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during the years ended January 2, 2010 and January 3, 2009, respectively:

	2009	2008
	(In millions)
Retained Interests in Securitizations
Balance, beginning of period	$12	$43
Transfers from nonrecurring classification	110	—
Reclassification to Finance receivables held for investment	(85)	(19)
Net gains for the period:
Increase due to securitization gains on sale of finance receivables	—	66
Change in value recognized in Other income	—	2
Change in value recognized in Other comprehensive income	11	—
Impairments recognized in earnings	(8)	(21)
Collections, net	(37)	(59)

Balance, end of period	$3	$12

For additional disclosure regarding the reclassification to Finance receivables held for investment and the impairments recognized in earnings, refer to Note 7. Receivable Securitizations.

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the balance of assets measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) at the end of each period:

	January 2,	January 3,
	2010	2009
	(In millions)
Finance receivables held for sale	$819	$1,658
Impaired finance receivables	686	139
Repossessed assets and properties	85	—
Operating assets received in satisfaction of troubled finance receivables	41	—

Total assets	$1,631	$1,797

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the Non-captive Finance segment through a combination of orderly liquidation of finance receivables as they mature and selected sales, $819 million of finance receivables, net of a $104 million valuation allowance, have been classified as held for sale as of January 2, 2010. The finance receivables held for sale as of January 2, 2010 are primarily assets in the Distribution Finance, Golf Mortgage and Asset-Based Lending product lines, but also include $84 million of finance receivables in the Golf Equipment product line within the Captive Finance segment. The majority of the finance receivables held for sale were identified at the individual loan level. Golf course, timeshare and hotel mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. Distribution Finance receivables were identified primarily based on the associated manufacturer relationship, which can have a significant impact on the relative value of the finance receivables. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. The decrease in the fair value of the finance receivables held for sale was $14 million in 2009 and was recorded within Other income in the Consolidated Statements of Operations. During 2009, we sold $728 million of finance receivables, the vast majority of which were classified as held for sale, including $399 million in the Distribution Finance product line and $127 million in the Asset-Based Lending product line. We received proceeds approximating our carrying value for each of these transactions. See Note 6. Finance Receivables Held for Investment regarding changes in classification of certain finance receivables between held for sale and held for investment during 2009.

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

Impaired Finance Receivables

Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the finance receivable is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded during 2009 and 2008 on impaired finance receivables resulted in charges of $165 million and $63 million, respectively to Provision for losses in the Consolidated Statements of Operations, and were primarily related to initial fair value adjustments.

The evaluation of impaired Revolving loans collateralized by timeshare notes receivable is performed utilizing internally developed cash flow models which incorporate the unique structural features of these loans. Timeshare notes receivables loans are loans to developers of resort properties which are collateralized by pools of consumer notes receivable. These notes receivable are originated by developers in connection with the sale of vacation intervals and typically bear interest at rates in excess of the rate on our loan to the developer. In addition to the interest differential between the consumer notes and our loan to the developers, there are several features of our loans which provide protection from credit losses in the pools of consumer notes. We have a priority interest in all cash flows from these pools of consumer notes, typically advance approximately 90% of the collateral value, have a security interest in either the underlying real estate or the right to use the resort property and often have personal guarantees from the principal of the borrower. Our impairment models incorporate management’s best estimate of credit losses in the pools of consumer notes based on historical trends as adjusted for our understanding of current trends in the developer’s underwriting practices and the developer’s ability to mitigate losses through the repurchase or replacement of defaulted notes.

Repossessed Assets and Properties/Operating Assets Received in Satisfaction of Troubled Finance Receivables

The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, the Company records a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to income for any shortfall between estimated fair value and the carrying amount. During 2009, charges on these assets totaled $41 million and were recorded in Portfolio (losses) gains in the Consolidated Statements of Operations.

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	January 2, 2010		January 3, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In millions)
Assets:
Installment contracts	$2,204	$2,007	$2,748	$2,408
Revolving loans	1,058	902	1,170	986
Golf course, timeshare and hotel mortgages	1,008	924	1,150	931
Distribution finance receivables	709	690	597	503
Investment in other marketable securities	68	56	95	78
Retained interests in securitizations, excluding interest-only securities	6	6	188	178

	$5,053	$4,585	$5,948	$5,084

Liabilities:
Bank line of credit	$1,740	$1,682	$—	$—
Fixed-rate debt	1,534	1,490	2,959	2,518
Variable-rate debt	1,355	1,333	2,508	2,292
Securitized on-balance sheet debt	559	548	853	824
Subordinated debt	300	207	300	105
Short-term debt	—	—	768	768
Amounts due to Textron Inc.	472	469	161	156

	$5,960	$5,729	$7,549	$6,663

At January 2, 2010 and January 3, 2009, interest-only securities totaling $3 million and $12 million were recorded at fair value on a recurring basis and, accordingly, are not reflected in the table above.

Finance Receivables Held for Investment

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s finance leases, leveraged leases and operating leases ($403 million, $313 million and $216 million, respectively, at January 2, 2010 and $608 million, $459 million and $247 million, respectively, at January 3, 2009), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

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

Debt

At January 2, 2010 and January 3, 2009, 54% and 82%, respectively, of the fair value of term debt was determined based on observable market transactions. The remaining fair values were determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations. The fair values of short-term borrowings are assumed to approximate their carrying values.

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

NOTE 14 Comprehensive (loss) income

Comprehensive (loss) income is summarized below:

	2009	2008	2007
	(In millions)
Net (loss) income	$(203)	$(461)	$145
Foreign currency translation, net of income tax benefit of $8.9 million in 2009 and $39.7 million in 2008	7	(79)	19
Amortization of deferred losses on hedge contracts, net of income taxes of $2.9 million in 2007	—	—	5
Net deferred loss on hedge contracts, net of income tax benefit of $0.8 million in 2008 and $1.6 million in 2007	—	(1)	(3)
Net deferred loss on retained interests, net of income tax benefit of $0.3 million in 2009, $0.2 million in 2008 and $0.9 million in 2007	(1)	(1)	(2)

Comprehensive (loss) income	$(197)	$(542)	$164

NOTE 15 Income Taxes

(Loss) income before income taxes and noncontrolling interest:

	2009	2008	2007
	(In millions)
United States	$(309)	$(478)	$206
Foreign	4	(61)	16

Total	$(305)	$(539)	$222

The components of income taxes were as follows:

	2009	2008	2007
	(In millions)
Current:
Federal	$108	$19	$55
State	12	(8)	14
Foreign	(17)	5	15

Total current income tax expense	$103	$16	$84

Deferred:
Federal	$(197)	$(89)	$14
State	(23)	1	(10)
Foreign	17	(6)	(11)

Total deferred income tax (benefit) expense	(203)	(94)	(7)

Total income tax (benefit) expense	$(100)	$(78)	$77

The 2009 current federal and state provisions include $85M of tax related to the sale of certain leverage leases related to which we had previously recorded significant deferred tax liabilities. The tax is expected to be paid over a period of years in accordance with a prior settlement with the Internal Revenue Service (IRS).

Cash (refunded) paid for income taxes was $(75) million in 2009, $52 million in 2008 and $48 million in 2007.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2009	2008	2007
Federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes	(2.3)	(0.8)	1.0
Non-U.S. tax rate differential	0.6	3.7	(3.3)
Change in state valuation allowance	1.0	(1.4)	0.3
Tax contingencies	2.0	2.5	4.0
Tax credits	(0.9)	(0.7)	(1.1)
Goodwill impairment	—	9.8	—
Change in status of foreign subsidiary	1.9	7.6	—
Other, net	(0.1)	(0.1)	(1.0)

Effective income tax rate	(32.8)%	(14.4)%	34.9%

For the year ended January 2, 2010, the difference between the statutory tax rate and the effective tax rate is primarily attributable to interest on tax contingencies, the majority of which is associated with leveraged leases, an increase in the estimate of the taxable amount of a distribution from the Company’s wholly-owned Canadian subsidiary and a change in management’s assessment of the amount of the state deferred tax asset that is realizable, partially offset by the benefit for state taxes.

For the year ended January 3, 2009, the difference between the statutory tax rate and the effective tax rate is primarily attributable to an impairment of goodwill that is not deductible for tax purposes, the provision of taxes on the earnings of a Canadian subsidiary in which we can no longer assert that we are permanently invested, interest on tax contingencies, the majority of which is associated with leveraged leases, and the effects of events related to cross border financing.

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

Our unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrealized tax benefits, excluding accrued interest, is provided below:

	2009	2008
	(In millions)
Balance – Beginning of year	$6	$9
Additions for tax positions of the current year	2	—
Additions for tax positions of prior years	3	—
Reductions for tax positions of prior years	—	(3)
Reductions for settlements with tax authorities	(2)	—

Balance – End of year	$9	$6

At January 2, 2010 and January 3, 2009, approximately $9 million and $6 million, respectively, of these unrecognized benefits, if recognized, would favorably affect the Company’s effective tax rate in any future period. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes net tax-related interest and penalties in income tax expense in its Consolidated Statements of Operations. During 2009, 2008 and 2007, the Company recognized approximately $5 million, $13 million and $9 million, respectively, of net tax-related interest expense. At January 2, 2010 and January 3, 2009, $43 million and $38 million of accrued net tax – related interest was included in Accrued interest and other liabilities in the Company’s Consolidated Balance Sheets, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada and the U.S. With few exceptions, we are no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations for years before 1997 in these major jurisdictions.

The components of Textron Financial’s deferred tax assets and liabilities are provided below:

	2009	2008
	(In millions)
Deferred tax assets:
Allowance for losses on finance receivables held for investment	$132	$75
Valuation allowance on finance receivables held for sale	69	131
Foreign currency translation	32	29
Obligation for pension and postretirement benefits	32	29
Nonaccrual finance receivables	19	9
State net operating losses	10	3
Deferred origination fees	9	12
Other	41	43

Total deferred tax assets	344	331
Valuation allowance for deferred tax assets	(26)	(27)

Net deferred tax assets	318	304

Deferred tax liabilities:
Leveraged leases	238	350
Finance leases	93	138
Equipment on operating leases	69	63
Change in status of foreign subsidiary	—	36
Other	55	54

Total deferred tax liabilities	455	641

Net deferred tax liabilities	$137	$337

Included in the net reduction in deferred tax liabilities is $85 million due to the divestiture of certain leverage leases and current year activity.

Our valuation allowance for deferred assets decreased $1 million in 2009 as compared to 2008 primarily due to a $6 million net decrease in the valuation allowance and a corresponding decrease in the related deferred tax asset associated with the fair value valuation allowance established for non-U.S. finance receivables classified as held for sale in the fourth quarter of 2008, partially offset by a $2 million increase primarily associated with the provision for non-U.S. loan losses and a $3 million increase in the state income tax valuation allowance related to the state tax asset for net operating losses. After considering tax planning strategies and other positive and negative evidence, we determined that it was more likely than not that the deferred tax assets related to the non-U.S. portion of these assets and certain state net operating losses would not be utilized. At January 2, 2010, Textron Financial had state net operating loss carryforwards of approximately $566 million available to offset future state taxable income. The state net operating loss carryforwards will expire in years 2010 through 2029. The valuation allowance reported above includes $6 million for the tax effect of certain state net operating loss carryforwards for which Textron Financial is unable to conclude that, more likely than not, the benefit from such carryforwards will be realized.

NOTE 16 Commitments

Textron Financial generally enters into various revolving lines of credit, letters of credit and loan commitments in response to the financing needs of its customers. At January 2, 2010, the Company had outstanding committed facilities totaling $382 million. Funding under these facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower or an affiliate to a third-party. Generally, interest rates on all of these commitments are either floating-rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

The contractual amounts of the Company’s outstanding commitments to extend credit are as follows:

January 2, 2010
(In millions)
Committed revolving lines of credit	$337
Standby letters of credit	32
Loans	13

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2015. Rental expense was $6 million in 2009, $7 million in 2008 and $8 million in 2007. Future minimum rental commitments for all noncancelable operating leases in effect at January 2, 2010 approximated $5 million for 2010, $4 million for 2011, $1 million for 2012, $1 million for 2013 and $1 million for 2014.

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

NOTE 18 Financial Information about Operating Segments

As described in Note 1. Basis of Presentation, the Company now maintains two segments. The Captive Finance segment finances customer purchases of Textron manufactured aviation products and golf and turf-care equipment. The Non-captive Finance segment is composed of the Asset-Based Lending, Distribution Finance, Golf Mortgage, Hotel, Structured Capital, Timeshare and Other Liquidating product lines. The Non-captive Finance segment also includes unallocated Corporate expenses and the impact of recurring charges to both the held for investment and held for sale valuation allowances on the Consolidated Statements of Operations.

	2009		2008		2007
	(Dollars in millions)
Revenues:
Captive Finance	$170	47%	$222	30%	$225	26%
Non-captive Finance	190	53%	501	70%	650	74%

Total revenues	$360	100%	$723	100%	$875	100%

(Loss) income before income taxes and noncontrolling interest:(1)(2)
Captive Finance	$(95)		$28		$55
Non-captive Finance	(197)		(78)		167

Segment (loss) income	(292)		(50)		222
Restructuring charges	13		27		—
Valuation allowance on finance receivables held for sale	—		293		—
Goodwill impairment	—		169		—

(Loss) income before income taxes and noncontrolling interest	$(305)		$(539)		$222

Finance assets:(3)
Captive Finance	$3,016		$3,668		$2,869
Non-captive Finance	4,404		5,631		6,291

Total finance assets	$7,420		$9,299		$9,160

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocation matches variable-rate finance assets in the Captive Finance segment with variable-rate debt of similar duration and fixed-rate finance assets in the Captive Finance segment with fixed-rate debt of similar duration to the extent possible. The remaining balance of interest expense incurred is included in the Non-captive Finance segment’s interest expense.

(2)	Direct operating expenses are included in each segment’s (loss)/income. Prior to 2009, indirect expenses were allocated to each segment based on the use of such resources and were based primarily upon the segment’s proportion of net investment in finance assets, headcount, number of transactions, information technology resources and senior management time. Due to the plan to exit all of our Non-captive Finance segment and the resulting variations in personnel levels and job responsibilities, indirect corporate oversight expenses, comprised primarily of executive salaries and benefits, are included in the segment loss of the Non-captive Finance segment, although a portion of these expenses relate to oversight of the Captive Finance segment.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; retained interests in securitizations; investment in equipment residuals; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 19 Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(In millions)
Revenues	$122	$214	$86	$177	$71	$184	$81	$148

Net interest margin	$63	$123	$41	$102	$33	$109	$46	$64
Selling and administrative expenses	53	54	53	49	54	57	50	54
Provision for losses	76	27	87	40	43	34	59	133

Segment (loss) income	(66)	42	(99)	13	(64)	18	(63)	(123)
Restructuring charges	3	—	5	—	1	—	4	27
Valuation allowance on finance receivables held for sale	—	—	—	—	—	—	—	293
Goodwill impairment	—	—	—	—	—	—	—	169

(Loss) income before income taxes and noncontrolling interest	(69)	42	(104)	13	(65)	18	(67)	(612)
Income tax (benefit) expense	(16)	11	(39)	9	(21)	4	(24)	(102)

Net (loss) income before noncontrolling interest	(53)	31	(65)	4	(44)	14	(43)	(510)
Noncontrolling interest, net of income taxes	—	—	1	—	(3)	—	—	—

Net (loss) income	$(53)	$31	$(66)	$4	$(41)	$14	$(43)	$(510)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

a) See Report of Management in Item 8 of this Form 10-K.

b) See the Reports of Independent Registered Public Accounting Firm in Item 8 of this Form 10-K.

c)	Changes in Internal Controls – There has been no change in our internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

Omitted per Instruction I of Form 10-K.

Item 11.	Executive Compensation

Omitted per Instruction I of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Omitted per Instruction I of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Omitted per Instruction I of Form 10-K.

Item 14.	Principal Accounting Fees and Services

The aggregate fees for professional services rendered by Ernst & Young LLP during 2009 and 2008 were as follows:

Audit Fees – Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.4 million in both 2009 and 2008.

Audit Related Fees – Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. No audit related fees were incurred in 2009. Audit related fees were $40 thousand in 2008.

Tax Fees – Fees for tax services relating to consultations and compliance were $90 thousand in 2009 and $50 thousand in 2008.

All Other Fees – No other products or services were provided by Ernst & Young LLP during either of the last two fiscal years.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(1)	List of Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of Textron Financial and subsidiaries are included in Item 8:

1.	Consolidated Statements of Operations for each of the years in the three-year period ended January 2, 2010.

2.	Consolidated Balance Sheets at January 2, 2010 and January 3, 2009.

3.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 2, 2010.

4.	Consolidated Statements of Changes in Equity for each of the years in the three-year period ended January 2, 2010.

5.	Notes to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2)	Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).
3.2	By-Laws of Textron Financial Corporation as of May 2, 2000. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q filed August 11, 2000.
4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).
4.1B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Corporation and U.S. Bank National Association (successor to SunTrust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4.2A	Indenture dated as of November 30, 2001, between Textron Financial Canada Funding Corp. and SunTrust Bank, guaranteed by Textron Financial Corporation. Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-108464).

Exhibit No.

4.2B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Canada Funding Corp., Textron Financial Corporation and U.S. Bank National Association (successor trustee to SunTrust Bank) to Indenture dated November 30, 2001. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4.2C	Form of Medium-Term Note of Textron Financial Canada Funding Corp., including the form of the Guaranty by Textron Financial Corporation. Incorporated by reference to Exhibit 4.4 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4.3A	Indenture, dated as of February 8, 2007, between Textron Financial Corporation and Deutsche Bank Trust Company Americas, as trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.3B	Contribution Agreement, dated February 8, 2007, between Textron Financial Corporation and Textron Inc, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.3C	Replacement Capital Covenant, dated February 8, 2007, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.4A	Credit Agreement dated as of July 14, 2009 among Cessna Finance Export Corporation, as borrower, Textron Finance Holding Company, as borrower parent, Textron Financial Corporation, as guarantor, Wells Fargo Bank Northwest, National Association, as Security Trustee and Export-Import Bank of the United States. Incorporated by reference to Exhibit 99.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
4.4B	Servicing Agreement dated as of July 14, 2009 between Textron Financial Corporation, as servicer, and Cessna Finance Export Corporation. Incorporated by reference to Exhibit 99.2 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
4.4C	TFC Guarantee dated as of July 14, 2009 by Textron Financial Corporation in favor of Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. Incorporated by reference to Exhibit 99.3 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
10.1	Support Agreement dated as of May 25, 1994, between Textron Financial Corporation and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.2	Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.3	Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990. Incorporated by reference to Exhibit 10.3 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.4A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.
10.4B	Amendment No. 1, dated as of April 21, 2006, to the 5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.
10.4C	Amendment No. 2, dated as of April 20, 2007, to the 5-Year Credit Agreement, dated as of March 28, 2005, as amended on April 21, 2006, among Textron the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of Textron Inc.’s Current Report on Form 8-K filed April 25, 2007.
10.5A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.

Exhibit No.

10.5B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10.5C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement, dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.
10.5D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement, dated as of July 28, 2003, as amended on March 28, 2005 and April 28, 2006, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 27, 2007.
12	Computation of Ratio of Earnings to Fixed Charges.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney dated as of February 25, 2010.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 25 day of February 2010.

Textron Financial Corporation
Registrant

By:	*
 Warren R. Lyons
 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 25 day of February 2010, by the following persons on behalf of the registrant and in the capacities indicated:

By:	*
 Warren R. Lyons
 President and Chief Executive Officer,
 Director (Principal Executive Officer)

By:	*
 Mary F. Lovejoy
 Director

By:	*
 Eric Salander
 Director

By:	/s/ Thomas J. Cullen
 Thomas J. Cullen
 Executive Vice President and Chief Financial Officer
 Director (Principal Financial Officer)

By:	/s/ Thomas N. Nichipor
 Thomas N. Nichipor
 Senior Vice President and Corporate Controller
 (Principal Accounting Officer)

*By:	/s/ Elizabeth C. Perkins
 Elizabeth C. Perkins
 Attorney-in-fact