Form 10-Q
period 2010-03-31
TEXTRON FINANCIAL CORP
filed 2010-04-30
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ✓.  No  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  . No  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer ✓.	Smaller reporting company .
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  . No ✓.

All of the shares of common stock of the registrant are owned by Textron Inc.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In millions)
Finance charges	$85	$115
Rental revenues on operating leases	6	8
Portfolio losses	(13)	(10)
Securitization losses:
Total other-than-temporary impairments	—	(6)
Portion of other-than-temporary impairments recognized in Other comprehensive income, before income taxes	—	—

Net other-than-temporary impairment recognized in securitization losses	—	(6)
Other securitization losses	—	(1)

Securitization losses	—	(7)
Other (loss) income	(5)	16

Total revenues	73	122
Interest expense	32	54
Depreciation of equipment on operating leases	4	5

Net interest margin	37	63
Provision for losses	55	76
Operating and administrative expenses	41	53
Restructuring charges	3	3

Loss before income taxes	(62)	(69)
Income tax benefit	(21)	(16)

Net loss	$(41)	$(53)

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	January 2,
	2010	2010
	(In millions)
Assets
Cash and equivalents	$93	$144
Finance receivables held for investment, net of unearned income:
Installment contracts	2,174	2,327
Revolving loans	1,032	1,137
Golf course, timeshare and hotel mortgages	1,024	1,073
Distribution finance receivables	584	771
Leveraged leases	314	313
Finance leases	247	403

Total finance receivables held for investment	5,375	6,024
Allowance for losses on finance receivables held for investment	(363)	(339)

Finance receivables held for investment — net	5,012	5,685
Finance receivables held for sale	721	819
Equipment on operating leases — net	212	216
Other assets	426	460

Total assets	$6,464	$7,324

Liabilities and equity Liabilities
Accrued interest and other liabilities	$343	$423
Amounts due to Textron Inc.	664	472
Deferred income taxes	126	137
Debt	4,617	5,488

Total liabilities	5,750	6,520

Shareholder’s Equity
Capital surplus	1,562	1,487
Subsidiary preferred stock	1	1
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(48)	(49)
Retained deficit	(776)	(610)

Total shareholder’s equity	714	804

Total liabilities and shareholder’s equity	$6,464	$7,324

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

	2010	2009
	(In millions)
Cash flows from operating activities:
Net loss	$(41)	$(53)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Decrease) increase in income taxes payable	(65)	92
Provision for losses	55	76
Portfolio losses	28	10
Decrease in accrued interest and other liabilities	(26)	(1)
Deferred income tax provision	(9)	(121)
Depreciation and amortization	8	8
Valuation allowance on finance receivables held for sale	4	—
Restructuring charges	(1)	(2)
Other — net	(3)	9

Net cash (used) provided by operating activities	(50)	18

Cash flows from investing activities:
Finance receivables originated or purchased	(198)	(1,325)
Finance receivables repaid	655	1,513
Proceeds from receivable sales, including securitizations	263	59
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	37	72
Other investments	28	11
Purchase of assets for operating leases	(5)	(3)

Net cash provided by investing activities	780	327

Cash flows from financing activities:
Proceeds from line of credit	—	1,740
Principal payments on long-term debt	(791)	(221)
Net decrease in commercial paper	—	(735)
Principal payments on secured debt	(108)	(193)
Principal payments on nonrecourse debt	(21)	(129)
Net increase (decrease) in intercompany loan due to Textron Inc.	190	(133)
Capital contributions from Textron Inc.	77	2
Dividends paid to Textron Inc.	(127)	(86)
Other — net	—	29

Net cash (used) provided by financing activities	(780)	274

Effect of exchange rate changes on cash	(1)	2

Net (decrease) increase in cash and equivalents	(51)	621
Cash and equivalents at beginning of year	144	16

Cash and equivalents at end of period	$93	$637

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

		Investment
		In Parent		Accumulated		Total
		Company	Subsidiary	Other	Retained	Share-	Non-
	Capital	Preferred	Preferred	Comprehensive	Earnings	holder’s	controlling	Total
	Surplus	Stock	Stock	Income (Loss)	(Deficit)	Equity	Interest	Equity

Balance January 3, 2009	$1,217	$(25)	$—	$(55)	$(58)	$1,079	$—	$1,079

Comprehensive loss:

Net loss	—	—	—	—	(203)	(203)	(2)	(205)

Other comprehensive income:

Foreign currency translation, net of income taxes	—	—	—	7	—	7	—	7

Change in unrealized net losses on retained interests, net of income tax benefit	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive income	—	—	—	6	—	6	—	6

Comprehensive loss	—	—	—	—	—	(197)	(2)	(199)

Capital contributions from Textron Inc.	279	—	—	—	—	279	—	279

Dividends to Textron Inc.	(9)	—	—	—	(349)	(358)	—	(358)

Sale of subsidiary preferred stock	—	—	1	—	—	1	—	1

Sale of noncontrolling interest	—	—	—	—	—	—	21	21

Repurchase of noncontrolling interest	—	—	—	—	—	—	(19)	(19)

Balance January 2, 2010	1,487	(25)	1	(49)	(610)	804	—	804

Comprehensive loss:

Net loss	—	—	—	—	(41)	(41)	—	(41)

Other comprehensive income:

Change in unrealized net losses on hedge contracts, net of income tax benefit	—	—	—	2	—	2	—	2

Foreign currency translation, net of income taxes	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive income	—	—	—	1	—	1	—	1

Comprehensive loss (1)	—	—	—	—	—	(40)	—	(40)

Capital contributions from Textron Inc.	77	—	—	—	—	77	—	77

Dividends to Textron Inc.	(2)	—	—	—	(125)	(127)	—	(127)

Balance March 31, 2010	$1,562	$(25)	$1	$(48)	$(776)	$714	$—	$714

(1)	Comprehensive loss was $40 million for the three months ended March 31, 2010 as compared to $53 million for the three months ended March 31, 2009.

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 2, 2010. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (Textron Financial, TFC or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at March 31, 2010, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Special Charges

Restructuring charges

In the fourth quarter of 2008, Textron announced a plan to exit all of the commercial finance business of Textron Financial, other than that portion supporting the financing of customer purchases of products which Textron manufactures. In conjunction with the exit plan, we announced a restructuring program to downsize and consolidate our operations. Under this plan, we incurred severance costs of $3 million in the first quarter of 2010 and severance costs and contract termination costs of $2 million and $1 million, respectively, in the first quarter of 2009, all of which were related to the Non-captive Finance segment.

Restructuring charges are generally of a nonrecurring nature and are not included in Segment (loss) income, which is our measure used for evaluating performance and for decision-making purposes.

An analysis of our restructuring reserve is presented below:

Severance and
Pension
Curtailment
Costs
(In millions)
Balance at January 2, 2010	$13
Additions	3
Cash Paid	(4)

Balance at March 31, 2010	$12

Restructuring costs since the inception of the program through March 31, 2010 are summarized below by segment:

	Captive	Non-captive
	Finance	Finance	Total
	(In millions)
Severance and pension curtailment costs	$1	$29	$30
Non-cash asset impairments	3	8	11
Contract termination costs	—	2	2

Total Restructuring costs	$4	$39	$43

We expect to incur additional costs to exit the Non-captive Finance segment of our business over the next two to three years. These costs are expected to be within a range from $10 million to $15 million and be primarily attributable to severance and retention benefits. We expect to eliminate approximately 850 positions, representing approximately 80% of our total workforce since the inception of the program. As of March 31, 2010, we have terminated approximately 600 employees under this program.

Note 3. Finance Receivables

Managed Finance Receivables

Managed finance receivable balances and percentages by product line are presented in the following table:

	March 31,		January 2,
	2010		2010
	(Dollars in millions)
Captive Finance
Aviation	$2,189	36%	$2,353	34%
Golf Equipment	391	6%	417	6%
Non-captive Finance
Timeshare	1,202	20%	1,302	19%
Golf Mortgage	913	15%	933	14%
Distribution Finance	697	11%	1,076	16%
Structured Capital	351	6%	349	5%
Asset-Based Lending	152	3%	170	2%
Hotel	114	2%	182	3%
Other Liquidating	87	1%	91	1%

Total managed finance receivables	$6,096	100%	$6,873	100%

Finance Receivables Held for Investment

Finance receivables held for investment include approximately $570 million and $629 million of finance receivables, primarily in the Captive Aviation product line, that have been legally sold to special purpose entities (SPEs) which are consolidated subsidiaries of Textron Financial as of March 31, 2010 and January 2, 2010, respectively. The assets of the SPEs are pledged as collateral for $481 million and $559 million of debt as of March 31, 2010 and January 2, 2010, respectively, which have been reflected as securitized on-balance sheet debt. Third-party investors have no legal recourse to Textron Financial beyond the credit enhancement provided by the assets of the SPEs.

During the first quarter of 2010, we reclassified $144 million of Captive Golf Equipment finance receivables from held for investment to held for sale as a result of inquiries we have received to purchase these finance receivables. We determined a sale of these finance receivables would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections.

Textron Financial periodically evaluates finance receivables held for investment, excluding homogeneous loan portfolios and finance leases, for impairment. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from this assessment. A finance receivable is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impaired finance receivables are classified as either nonaccrual or accrual loans. “Impaired nonaccrual finance receivables” include accounts that are contractually delinquent by more than three months for which the accrual of interest income is suspended. “Impaired accrual finance receivables” represent loans with original terms that have been or are expected to be significantly modified to reflect deferred principal payments, generally at market interest rates, for which collection of principal and interest is not doubtful. The Company performs a valuation of the collateral supporting impaired nonaccrual finance receivables on a quarterly basis using the methods described in Note 6. Fair Value of Financial Instruments.

Impaired Finance Receivables
	March 31,	January 2,
	2010	2010
	(In millions)
Impaired nonaccrual finance receivables	$966	$984
Impaired accrual finance receivables	158	217

Total impaired finance receivables	1,124	1,201
Less: Impaired finance receivables without identified reserve requirements	347	362

Impaired nonaccrual finance receivables with identified reserve requirements	$777	$839

Allowance for losses on impaired nonaccrual finance receivables	$174	$153

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

Nonaccrual Finance Receivables
	March 31,	January 2,
	2010	2010
	(In millions)
Impaired nonaccrual finance receivables	$966	$984
Nonaccrual homogeneous finance receivables	66	56

Total nonaccrual finance receivables	$1,032	$1,040

A summary of nonaccrual finance receivables, impaired nonaccrual finance receivables and related allowance for losses by collateral type is as follows:

	March 31, 2010			January 2, 2010
			Allowance			Allowance for
			for Losses			Losses on
		Impaired	on Impaired		Impaired	Impaired
	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
	Finance	Finance	Finance	Finance	Finance	Finance
Collateral Type	Receivables	Receivables	Receivables	Receivables	Receivables	Receivables

	(In millions)
Captive Finance:
General aviation aircraft	$244	$232	$52	$286	$272	$46
Golf equipment	27	6	1	16	2	1
Non-captive Finance:
Notes receivable (1)(2)	$246	$245	$72	$259	$254	$53
Golf course property	200	199	30	166	165	27
Resort construction/inventory(2)	105	105	—	104	104	—
Dealer inventory	78	52	—	88	68	14
Marinas	59	59	8	12	12	—
Hotels	58	58	9	78	78	7
Land	3	3	1	17	17	4
Other	12	7	1	14	12	1

Total	$1,032	$966	$174	$1,040	$984	$153

(1)	Finance receivables collateralized primarily by timeshare notes receivable may also be collateralized by certain real estate and other assets of our borrowers.

(2)	Timeshare lending relationships often include both revolving loans secured by notes receivable and construction/inventory loans secured by real property. These loan balances have been presented in their respective categories in the table above. These loans are cross-collateralized, therefore the allowance for loan losses related to the entire lending relationship is presented in the Notes receivable collateral type in the table above.

Nonaccrual finance receivables decreased $8 million during the first quarter of 2010. This decrease was the result of stabilization in aircraft values and the resolution of several significant accounts through sale, repossession or foreclosure, partially offset by an increase in nonaccrual accounts secured by golf course property and marinas.

The average recorded investment in impaired nonaccrual finance receivables during the first quarter of 2010 was $975 million compared to $311 million in the corresponding period in 2009. The average recorded investment in impaired accrual finance receivables amounted to $187 million in the first quarter of 2010 compared to $45 million in the corresponding period in 2009.

Nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $17 million and $8 million in the first quarters of 2010 and 2009, respectively. No finance charges were recognized using the cash basis method.

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Dollars in millions)
Allowance for losses on finance receivables beginning of period	$339	$191
Provision for losses	55	76
Less net charge-offs:
Captive Finance
Aviation	10	6
Golf Equipment	2	2
Non-captive Finance
Golf Mortgage	7	21
Distribution Finance	6	12
Hotel	4	—
Timeshare	2	—
Other Liquidating	—	6

Total net charge-offs	31	47

Allowance for losses on finance receivables end of period	363	220

Annualized net charge-offs as a percentage of average finance receivables held for investment	2.18%	2.82%

	March 31,	January 2,
	2010	2010
	(Dollars in millions)
Nonaccrual finance receivables as a percentage of finance receivables held for investment	19.20%	17.26%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	6.75%	5.63%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	35.2%	32.6%
60+ days contractual delinquency as a percentage of finance receivables held for investment	9.66%	9.51%
60+ days contractual delinquency	$515	$569

Operating assets received in satisfaction of troubled finance receivables	$115	$112
Repossessed assets and properties	110	119

Note 4. Other Assets

Textron Financial’s Other assets are primarily composed of operating assets received in satisfaction of troubled finance receivables, repossessed assets and properties, investments in other marketable securities, other long term investments and derivative financial instruments.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of March 31, 2010, they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio (losses) gains for the shortfall between estimated fair value and the carrying amount. The revenues and expenses related to these assets, excluding investments made for capital improvements, are recorded in Operating and administrative expenses. In the first quarter of 2010, revenues were $7 million and $4 million from golf courses and other real estate, respectively, and expenses were $9 million and $4 million from golf courses and other real estate, respectively. In the first quarter of 2009, revenues and expenses from Operating assets received in satisfaction of troubled finance receivables were not significant.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. These investments were $63 million and $68 million at March 31, 2010 and January 2, 2010, respectively. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. At March 31, 2010, unrealized losses on these investments were $6 million. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts. In reaching our conclusion that the investments are not other-than-temporarily impaired, we relied on industry analyst reports, credit ratings specific to each investment and information on delinquency, loss and payment experience of the collateral underlying each security.

Note 5. Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements and foreign currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in the first quarter of 2010 or 2009. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s significant derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure:

	Notional Amount Fair Value Amount
			Assets Liabilities
	March 31,	January 2,	March 31,	January 2,	March 31,	January 2,
	2010	2010	2010	2010	2010	2010

			(In millions)

Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$946	$946	$40	$40	$—	$—
Fixed-rate receivables	391	419	—	3	(3)	(3)

Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	101	71	—	—	—	(2)

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	161	19	18	—	—

	$1,578	$1,597	$59	$61	$(3)	$(5)

As a result of our exit plan announced in December 2008, we no longer view our investments in our Canadian and United Kingdom subsidiaries as permanent. Therefore, we began hedging our net investments in these subsidiaries during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of these subsidiaries.

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. At March 31, 2010 and January 2, 2010, $258 million and $531 million, respectively, of these foreign currency forward exchange agreements were not designated in hedge relationships. The fair value of these non-designated derivative instruments were $1 million and $(13) million at March 31, 2010 and January 2, 2010, respectively. Gains and losses related to these derivative instruments are naturally offset by the translation of the related foreign currency denominated assets and liabilities. In the first quarter of 2010, losses on foreign currency forward exchange agreements of $7 million were offset by $6 million of gains resulting from the translation of foreign currency denominated assets and liabilities, respectively. These gains were recorded in Operating and administrative expenses. The Company did not experience a significant impact from these transactions during the first quarter of 2009.

The effect of derivative instruments in the Consolidated Statements of Operations is as follows:

		Amount of Gain/(Loss)
		Three Months Ended
	Gain/(Loss) Location	March 31, 2010	March 31, 2009

		(In millions)

Fair Value Hedges
Interest rate exchange agreements	Interest expense	$10	$4
Interest rate exchange agreements	Finance charges	(4)	(2)

The Company did not experience a significant net gain or loss in earnings or Other Comprehensive Income related to cash flow hedges during the first quarter of 2010. In the first quarter of 2009, net losses included in earnings related to cash flow hedges of $11 million were offset by $12 million of gains resulting from the translation of foreign currency denominated debt. The Company did not experience a significant gain or loss in Other Comprehensive Income related to cash flow hedges during the first quarter of 2009.

Note 6. Fair Value of Financial Instruments

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the assets measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset:

March 31, 2010

(In millions)
Level 2

Derivative financial instruments, net	$56

Derivatives

The Company’s derivative contracts are not exchange-traded. Derivative financial instruments are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of March 31, 2010 and January 2, 2010.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during each period presented:

	March 31,	March 31,
	2010	2009

	(In millions)

Retained Interests in Securitizations
Balance, beginning of period	$3	$12
Reclassification to Finance receivables held for investment	(3)	—
Net losses for the period:
Change in value recognized in Other comprehensive income	—	(3)
Impairments recognized in earnings	—	(6)

Balance, end of period	$—	$3

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents those assets that were measured at fair value on a nonrecurring basis that had fair value measurement adjustments during the first quarter of 2010 and the related gain/(loss) recorded in the Consolidated Statements of Operations. These assets were measured using significant unobservable inputs (Level 3).

	March 31,	Total
	2010	Gain/(Loss)

	(In millions)

Finance receivables held for sale	$598	$(10)
Impaired finance receivables	510	(46)
Repossessed assets and properties	37	(8)
Other investments	29	(9)
Operating assets received in satisfaction of troubled finance receivables	1	(1)

Total	$1,175	$(74)

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the Non-captive Finance segment through a combination of orderly liquidation of finance receivables as they mature and selected sales, $721 million of finance receivables, net of an $86 million valuation allowance, have been classified as held for sale as of March 31, 2010. The finance receivables held for sale as of March 31, 2010 are primarily assets in the Distribution Finance, Golf Mortgage and Asset-Based Lending product lines, but also include $225 million of finance receivables in the Golf Equipment product line within the Captive Finance segment. The majority of the finance receivables held for sale were identified at the individual loan level. Golf course, timeshare and hotel mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. Distribution Finance receivables were identified primarily based on the associated manufacturer relationship, which can have a significant impact on the relative value of the finance receivables. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. The change in fair value of the finance receivables held for sale in the first quarter of 2009 was not significant. During the first quarter of 2010, we sold $208 million of finance receivables classified as held for sale in the Distribution Finance product line and recorded a $13 million gain related to this sale. Total gains related to finance receivable sales were $15 million for the first quarter of 2010. See Note 3. Finance Receivables regarding changes in classification of certain finance receivables between held for sale and held for investment during the first quarter of 2010.

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

This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded during the first quarter of 2009 on impaired finance receivables resulted in charges of $32 million to Provision for losses in the Consolidated Statements of Operations.

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

Repossessed Assets and Properties / Operating Assets Received in Satisfaction of Troubled Finance Receivables

The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, the Company records a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to income for any shortfall between estimated fair value and the carrying amount. During the first quarter of 2009, charges on these assets totaled $4 million and were recorded in Portfolio losses in the Consolidated Statements of Operations.

Other Investments

Other investments, which are accounted for under the equity method of accounting, are recorded at fair value if the sum of the undiscounted cash flows from the investment is estimated to be less than the carrying value. There are no active, quoted market prices for our equity method investments. The estimates of fair value are determined utilizing internally developed discounted cash flow models, which incorporate assumptions specific to the nature of the investments’ business and underlying assets. These assumptions include industry valuation benchmarks such as discount rates, capitalization rates and cash flow multiples as well as assumptions more specifically related to the amount and timing of the businesses’ operating cash flow.

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	March 31, 2010 January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(In millions)

Assets:
Installment contracts	$2,046	$1,912	$2,204	$2,007
Golf course, timeshare and hotel mortgages	956	858	1,008	924
Revolving loans	938	812	1,058	902
Distribution finance receivables	525	514	709	690
Investment in other marketable securities	63	57	68	56
Retained interests in securitizations, excluding interest-only securities	—	—	6	6

	$4,528	$4,153	$5,053	$4,585

Liabilities:
Bank line of credit	$1,740	$1,667	$1,740	$1,682
Fixed-rate debt	1,492	1,462	1,534	1,490
Variable-rate debt	603	596	1,355	1,333
Securitized on-balance sheet debt	482	482	559	548
Subordinated debt	300	240	300	207
Amounts due to Textron Inc.	664	660	472	469

	$5,281	$5,107	$5,960	$5,729

Finance Receivables Held for Investment

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s leveraged leases, finance leases and operating leases ($314 million, $247 million and $212 million, respectively, at March 31, 2010 and $313 million, $403 million and $216 million, respectively, at January 2, 2010), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

Investments in Other Marketable Securities

Other marketable securities represent investments in notes receivable issued by securitization trusts which purchase timeshare notes receivable from timeshare developers. These notes are classified as held to maturity and are held at amortized cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are currently inactive.

Debt

At March 31, 2010 and January 2, 2010, 48% and 54%, respectively, of the fair value of debt was determined based on observable market transactions. The remaining fair values were determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

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

Note 8. Financial Information about Operating Segments

As described in Note 1. Basis of Presentation, the Company now maintains two segments. The Captive Finance segment finances customer purchases of Textron manufactured aviation products and golf and turf-care equipment. The Non-captive Finance segment is composed of the Asset-Based Lending, Distribution Finance, Golf Mortgage, Hotel, Structured Capital, Timeshare and Other Liquidating product lines. The Non-captive Finance segment also includes unallocated corporate expenses and the impact of charges to both the held for investment and held for sale valuation allowances on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,		March 31,
	2010		2009

	(Dollars in millions)

Revenues:
Captive Finance	$36	49%	$53	43%
Non-captive Finance	37	51%	69	57%

Total revenues	$73	100%	$122	100%

Loss before income taxes: (1)(2)
Captive Finance	$(10)		$(25)
Non-captive Finance	(49)		(41)

Segment loss	(59)		(66)
Restructuring charges	3		3

Loss before income taxes	$(62)		$(69)

	March 31,	January 2,
	2010	2010

	(In millions)

Finance assets: (3)
Captive Finance	$2,839	$3,016
Non-captive Finance	3,803	4,404

Total finance assets	$6,642	$7,420

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocation matches variable-rate finance assets in the Captive Finance segment with variable-rate debt of similar duration and fixed-rate finance assets in the Captive Finance segment with fixed-rate debt of similar duration to the extent possible. The remaining balance of interest expense incurred is included in the Non-captive Finance segment’s interest expense.

(2)	Direct operating expenses are included in each segment’s loss. Due to the plan to exit all of our Non-captive Finance segment and the resulting variations in personnel levels and job responsibilities, indirect corporate oversight expenses, comprised primarily of executive salaries and benefits, are included in the segment loss of the Non-captive Finance segment, although a portion of these expenses relate to oversight of the Captive Finance segment.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; investments in other marketable securities; retained interests in securitizations and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, all of which should be carefully considered by investors in our securities. The risks discussed in our SEC filings are those that we believe currently are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In light of our plan to exit the Non-captive Finance business, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. During the first quarter of 2010, we liquidated $777 million of managed finance receivables. These managed finance receivable reductions occurred in both of our segments and eight of our product lines, but were primarily driven by Non-captive Finance reductions, including $379 million (35%) in Distribution Finance, $100 million (8%) in Timeshare and $68 million (37%) in Hotel. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as Portfolio Losses in our Consolidated Statements of Operations. Finance receivable reductions in the Distribution Finance product line included a $208 million sale of finance receivables. In addition, the reduction in managed finance receivables also included $190 million of liquidations in the Captive Finance segment primarily as a result of reduced loan and lease originations. During 2010, we expect to liquidate approximately $1.8 billion of managed finance receivables, net of originations, a portion of which we expect will be liquidations in the Captive Finance segment.

In order to meet our capital needs, we could access either secured or unsecured debt markets. However, we have borrowed available cash from Textron during the first quarter of 2010 through an intercompany borrowing arrangement as it has been in the collective economic interest of Textron Financial and Textron. We increased our outstanding intercompany loan balance with Textron to $637 million at March 31, 2010 from $447 million at January 2, 2010. In addition, during the first quarter of 2010, we retired $899 million of long-term and securitized on-balance sheet debt.

We measure the progress of our exit plan related to the Non-captive Finance segment, in part, based on the percentage of managed finance receivable and other finance asset reductions converted to cash. During the first quarter of 2010, the Non-captive Finance segment achieved a 96% cash conversion ratio. This performance was primarily driven by a $208 million sale of finance receivables in the Distribution Finance product line. We expect this ratio to decline over the duration of our exit plan due to the change in mix from shorter term assets in the Distribution Finance and Asset-Based Lending product lines to longer term assets in our Timeshare, Golf Mortgage and Structured Finance product lines and the existence of a higher concentration of nonaccrual finance receivables.

Under a Support Agreement between Textron Financial and Textron, Textron is required to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In the first quarter of 2010, Textron Financial’s fixed charge coverage ratio was below the required 125%. On April 9, 2010, Textron made a cash payment of $71 million to Textron Financial, which was reflected as a capital contribution, to maintain compliance with the fixed charge coverage ratio.

Results of Operations

Revenues

Revenues decreased $49 million in the first quarter of 2010 as compared to 2009, primarily due to the following:

2010
vs. 2009

(In millions)

Lower average finance receivables of $1.7 billion	$(29)
Lower other income	(11)
Decrease in servicing and investment income related to securitizations	(10)
Suspended earnings on nonaccrual finance receivables	(8)
Lower securitization losses, including impairments	7
Accretion of valuation allowance	6

Loss before Income Taxes

Loss before income taxes decreased $7 million in the first quarter of 2010 as compared to 2009, primarily due to the following:

2010
vs. 2009

(In millions)

Decrease in the provision for loan losses	$21
Lower operating and administrative expenses	12
Lower securitization losses, including impairments	7
Lower borrowing costs relative to market rates	6
Accretion of valuation allowance	6
Lower average finance receivables of $1.7 billion	(13)
Decrease in servicing and investment income related to securitizations	(10)
Lower other income	(11)
Suspended earnings on nonaccrual finance receivables	(8)

The provision for loan losses decreased during the first three months of 2010 as compared to 2009 primarily as a result of an $8 million decrease in nonaccrual finance receivables during the first quarter of 2010 as compared to a $167 million increase in the first quarter of 2009. This reflects stabilization in aircraft values and the resolution of several significant accounts through sale, repossession or foreclosure, partially offset by an increase in nonaccrual accounts in the non-captive golf mortgage portfolio.

Operating and administrative expenses decreased during the first three months of 2010 as compared to 2009 mostly due to lower salaries and benefits expense associated with a reduction in workforce as a result of our exit plan.

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

The reduction in other income includes an increase to the held for sale valuation allowance of $10 million in the first quarter of 2010 to reflect an increase in the estimated cost to exit certain portfolios.

Income Tax Benefit

The difference between the statutory rate and the effective tax rate was not significant for the three months ended March 31, 2010.

For the three months ended March 31, 2009, the difference between the statutory rate of 35% and the effective tax rate of 22% was primarily attributable to the effects of events related to cross border financing and interest on tax contingencies, the majority of which was associated with leveraged leases, partially offset by tax credits and a reduction in the state valuation allowance.

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, including the Risk Factors contained in our Annual Report on Form 10-K and the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we hold finance receivables; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost-reduction programs; (e) increases in pension expenses and other postretirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed bank line of credit and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) risks and uncertainties related to dispositions, including difficulties or unanticipated expenses in connection with the consummation of dispositions or the disruption of current plans and operations; (l) the ability to successfully exit from our commercial finance business, other than the captive finance business; (m) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (n) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (o) legislative or regulatory actions impacting our operations; (p) difficult conditions in the financial markets which may adversely impact our ability to obtain financing which enables us to offer competitive terms for our new finance receivable originations and, with respect to businesses which we are exiting, our customers’ ability to obtain alternative financing negatively impacting their ability to repay amounts owed to us; and (q) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  April 30, 2010