Form 10-Q
period 2010-06-30
TEXTRON FINANCIAL CORP
filed 2010-07-29
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2010
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

TEXTRON FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(In millions)
Finance charges	$71	$104	$156	$219
Portfolio losses, net of gains	(20)	(50)	(33)	(60)
Rental revenues on operating leases	7	7	13	15
Gains on early extinguishment of debt	—	37	—	39
Securitization losses:
Total other-than-temporary impairments	—	(33)	—	(39)
Portion of other-than-temporary impairments recognized in Other comprehensive income, before income taxes	—	13	—	13

Net other-than-temporary impairments recognized in securitization losses	—	(20)	—	(26)
Other securitization losses	—	—	—	(1)

Securitization losses	—	(20)	—	(27)
Other (loss) income	(3)	8	(8)	22

Total revenues	55	86	128	208
Interest expense	33	41	65	95
Depreciation of equipment on operating leases	5	4	9	9

Net interest margin	17	41	54	104
Provision for losses	44	87	99	163
Operating and administrative expenses	44	53	85	106
Restructuring charges	3	5	6	8

Loss before income taxes and noncontrolling interest	(74)	(104)	(136)	(173)
Income tax benefit	(36)	(39)	(57)	(55)

Net loss before noncontrolling interest	(38)	(65)	(79)	(118)
Noncontrolling interest, net of income taxes	—	1	—	1

Net loss	$(38)	$(66)	$(79)	$(119)

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	January 2,
	2010	2010
	(In millions)
Assets
Cash and equivalents	$171	$144
Finance receivables held for investment, net of unearned income:
Installment contracts	2,042	2,327
Golf course, timeshare and hotel mortgages	993	1,073
Revolving loans	872	1,137
Distribution finance receivables	400	771
Leveraged leases	281	313
Finance leases	263	403

Total finance receivables held for investment	4,851	6,024
Allowance for losses on finance receivables held for investment	(350)	(339)

Finance receivables held for investment — net	4,501	5,685
Finance receivables held for sale	535	819
Equipment on operating leases — net	202	216
Other assets	478	460

Total assets	$5,887	$7,324

Liabilities and equity Liabilities
Accrued interest and other liabilities	$382	$423
Amounts due to Textron Inc.	670	472
Deferred income taxes	152	137
Debt	4,055	5,488

Total liabilities	5,259	6,520

Shareholder’s Equity
Capital surplus	1,633	1,487
Subsidiary preferred stock	1	1
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	(77)	(49)
Retained deficit	(904)	(610)

Total shareholder’s equity	628	804

Total liabilities and shareholder’s equity	$5,887	$7,324

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 and 2009
(Unaudited)

	2010	2009
	(In millions)
Cash flows from operating activities:
Net loss	$(79)	$(119)
Net income attributable to noncontrolling interest	—	1

Net loss before noncontrolling interest	(79)	(118)
Adjustments to reconcile net loss before noncontrolling interest to net cash (used) provided by operating activities:
Provision for losses	99	163
(Decrease) increase in income taxes payable	(70)	73
Portfolio losses, net of gains	50	60
Deferred income tax provision	(19)	(123)
Depreciation and amortization	16	19
Decrease in accrued interest and other liabilities	(11)	(18)
Gains on early extinguishment of debt	—	(39)
Impairments in excess of collections on securitizations and syndications	—	21
Other — net	1	34

Net cash (used) provided by operating activities	(13)	72

Cash flows from investing activities:
Finance receivables originated or purchased	(427)	(2,234)
Finance receivables repaid	1,341	2,905
Proceeds from receivable sales, including securitizations	358	184
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	82	134
Other investments	30	60
Purchase of assets for operating leases	(8)	(6)

Net cash provided by investing activities	1,376	1,043

Cash flows from financing activities:
Proceeds from line of credit	—	1,740
Principal payments on long-term debt	(1,276)	(877)
Net decrease in commercial paper	—	(743)
Principal payments on secured debt	(167)	(384)
Principal payments on nonrecourse debt	(27)	(144)
Net increase (decrease) in intercompany loan due to Textron Inc.	198	(133)
Capital contributions from Textron Inc.	151	93
Dividends paid to Textron Inc.	(220)	(189)
Other — net	5	21

Net cash used by financing activities	(1,336)	(616)

Effect of exchange rate changes on cash	—	6

Net increase in cash and equivalents	27	505
Cash and equivalents at beginning of year	144	16

Cash and equivalents at end of period	$171	$521

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

		Investment
		in Parent		Accumulated		Total
		Company	Subsidiary	Other		Share-	Non-
	Capital	Preferred	Preferred	Comprehensive	Retained	holder’s	controlling	Total
	Surplus	Stock	Stock	Loss	Deficit	Equity	Interest	Equity

Balance January 3, 2009	$1,217	$(25)	$—	$(55)	$(58)	$1,079	$—	$1,079

Comprehensive loss:

Net loss	—	—	—	—	(203)	(203)	(2)	(205)

Other comprehensive income:

Foreign currency translation, net of income Taxes	—	—	—	7	—	7	—	7

Change in unrealized net losses on retained interests, net of income tax benefit	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive income	—	—	—	6	—	6	—	6

Comprehensive loss	—	—	—	—	—	(197)	(2)	(199)

Capital contributions from Textron Inc.	279	—	—	—	—	279	—	279

Dividends to Textron Inc.	(9)	—	—	—	(349)	(358)	—	(358)

Sale of subsidiary preferred stock	—	—	1	—	—	1	—	1

Sale of noncontrolling interest	—	—	—	—	—	—	21	21

Repurchase of noncontrolling interest	—	—	—	—	—	—	(19)	(19)

Balance January 2, 2010	1,487	(25)	1	(49)	(610)	804	—	804

Comprehensive loss:

Net loss	—	—	—	—	(79)	(79)	—	(79)

Other comprehensive loss:

Foreign currency translation, net of income taxes (1)	—	—	—	(32)	—	(32)	—	(32)

Change in unrealized net losses on hedge contracts, net of income tax benefit	—	—	—	4	—	4	—	4

Other comprehensive loss	—	—	—	(28)	—	(28)	—	(28)

Comprehensive loss (2)	—	—	—	—	—	(107)	—	(107)

Capital contributions from Textron Inc.	151	—	—	—	—	151	—	151

Dividends to Textron Inc.	(5)	—	—	—	(215)	(220)	—	(220)

Balance June 30, 2010	$1,633	$(25)	$1	$(77)	$(904)	$628	$—	$628

(1)	Primarily represents a reduction of the expected tax benefit from previously recognized currency translation adjustment losses related to the Company’s investment in one of its wholly-owned Canadian subsidiaries.

(2)	Comprehensive loss was $67 million and $107 million for the three and six months ended June 30, 2010 as compared to $72 million and $125 million for the three and six months ended June 30, 2009.

See Notes to the Consolidated Financial Statements.

TEXTRON FINANCIAL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in Textron Financial Corporation’s Annual Report on Form 10-K for the year ended January 2, 2010. The accompanying Consolidated Financial Statements include the accounts of Textron Financial Corporation (Textron Financial, TFC or the Company) and its subsidiaries. All significant intercompany transactions are eliminated. The Consolidated Financial Statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of Textron Financial’s consolidated financial position at June 30, 2010, and its consolidated results of operations and cash flows for each of the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Restructuring charges

In conjunction with the plan to exit our Non-captive Finance business, we announced a restructuring program to downsize and consolidate our operations. Costs incurred under this plan, all of which are related to the Non-captive Finance segment for the periods presented, are summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In millions)
Severance and pension curtailment costs	$2	$5	$5	$7
Contract termination costs	1	—	1	1

Total Restructuring charges	$3	$5	$6	$8

Restructuring charges are generally of a nonrecurring nature and are not included in Segment loss, which is our measure used for evaluating performance and for decision-making purposes.

An analysis of our restructuring reserve is presented below:

	Severance and
	Pension	Contract
	Curtailment	Termination
	Costs	Costs	Total
	(In millions)
Balance at January 2, 2010	$13	$—	$13
Additions	5	1	6
Cash Paid	(9)	—	(9)

Balance at June 30, 2010	$9	$1	$10

Restructuring charges since the inception of the program through June 30, 2010 are summarized below by segment:

	Captive Finance	Non-captive Finance	Total
	(In millions)
Severance and pension curtailment costs	$1	$31	$32
Non-cash asset impairments	3	8	11
Contract termination costs	—	3	3

Total Restructuring charges	$4	$42	$46

We expect to incur additional costs to exit the Non-captive Finance segment of our business over the next 18 months. These costs are expected to be within a range from $7 million to $11 million and be primarily attributable to severance and retention benefits. We expect to eliminate approximately 850 positions, representing approximately 80% of our total workforce over the life of the program. As of June 30, 2010, we have terminated approximately 660 employees under this program.

Other Special charges

In connection with the liquidation of one of the Company’s wholly-owned Canadian subsidiaries, we expect to take a non-cash after-tax charge of approximately $78 million to reclassify the subsidiary’s cumulative currency translation adjustment account within Other comprehensive loss to the Consolidated statement of operations. Accordingly, the reclassification of this amount will have no impact on Shareholder’s equity. The timing of this non-cash charge is expected to occur in the second half of 2010 once we have substantially liquidated the assets held by the subsidiary.

Note 3.	Finance Receivables

Managed Finance Receivables

Managed finance receivable balances and percentages by product line are presented in the following table:

	June 30,		January 2,
	2010		2010
	(Dollars in millions)
Captive Finance
Aviation	$2,018	37%	$2,353	34%
Golf Equipment	353	7%	417	6%
Non-captive Finance
Timeshare	1,082	20%	1,302	19%
Golf Mortgage	844	16%	933	14%
Distribution Finance	494	9%	1,076	16%
Structured Capital	318	6%	349	5%
Hotel	116	2%	182	3%
Asset-Based Lending	85	2%	170	2%
Other Liquidating	76	1%	91	1%

Total managed finance receivables	$5,386	100%	$6,873	100%

Finance Receivables Held for Investment

Finance receivables held for investment include approximately $521 million and $629 million of finance receivables at June 30, 2010 and January 2, 2010, respectively, primarily in the Captive Aviation product line that have been legally sold to special purpose entities (SPEs) which are consolidated subsidiaries of Textron Financial. The assets of the SPEs are pledged as collateral for $427 million and $559 million of debt as of June 30, 2010 and January 2, 2010, respectively, which have been reflected as securitized on-balance sheet debt. Third-party investors have no legal recourse to Textron Financial beyond the credit enhancement provided by the assets of the SPEs.

In the first quarter of 2010, we increased Captive Golf Equipment finance receivables held for sale by $144 million to a total of $225 million, as a result of inquiries we received to purchase finance receivables in this portfolio. During the second quarter, we came to a preliminary agreement to sell approximately $120 million of these finance receivables. This sale is expected to close in the third quarter of 2010. As a result, we reclassified the remaining $105 million of finance receivables to held for investment. We believe this activity is consistent with our goal of maximizing the economic value of our portfolio.

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

Impaired Finance Receivables
	June 30,
	2010	January 2, 2010
	(In millions)
Impaired nonaccrual finance receivables	$817	$984
Impaired accrual finance receivables	195	217

Total impaired finance receivables	1,012	1,201
Less: Impaired finance receivables without identified reserve requirements	293	362

Impaired nonaccrual finance receivables with identified reserve requirements	$719	$839

Allowance for losses on impaired nonaccrual finance receivables	$181	$153

Nonaccrual finance receivables include impaired nonaccrual finance receivables and accounts in homogeneous portfolios that are contractually delinquent by more than three months.

Nonaccrual Finance Receivables
	June 30,
	2010	January 2, 2010
	(In millions)
Impaired nonaccrual finance receivables	$817	$984
Nonaccrual homogeneous finance receivables	59	56

Total nonaccrual finance receivables	$876	$1,040

A summary of nonaccrual finance receivables, impaired nonaccrual finance receivables and related allowance for losses by collateral type is as follows:

	June 30, 2010			January 2, 2010
			Allowance			Allowance
			for Losses			for Losses
		Impaired	on Impaired		Impaired	on Impaired
	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual	Nonaccrual
	Finance	Finance	Finance	Finance	Finance	Finance
Collateral Type	Receivables	Receivables	Receivables	Receivables	Receivables	Receivables

	(In millions)
Captive Finance:
General aviation aircraft	$175	$162	$39	$286	$272	$46
Golf equipment	23	7	1	16	2	1
Non-captive Finance:
Notes receivable (1)(2)	$255	$254	$91	$259	$254	$53
Golf course property	132	131	18	166	165	27
Resort construction/inventory (2)	106	106	3	104	104	—
Dealer inventory	66	41	2	88	68	14
Hotels	56	56	18	78	78	7
Marinas	51	51	8	12	12	—
Land	3	3	1	17	17	4
Other	9	6	—	14	12	1

Total	$876	$817	$181	$1,040	$984	$153

(1)	Finance receivables collateralized primarily by timeshare notes receivable may also be collateralized by certain real estate and other assets of our borrowers.

(2)	Timeshare lending relationships often include both revolving loans secured by notes receivable and construction/inventory loans secured by real property. These loan balances have been presented in their respective categories in the table above. These loans are cross-collateralized, therefore the allowance for loan losses related to the entire lending relationship is presented in the Notes receivable collateral type in the table above.

Nonaccrual finance receivables decreased $164 million in the first half of 2010 from year end, primarily due to the resolution of several significant accounts through the repossession of collateral, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual during 2010.

The average recorded investment in impaired nonaccrual finance receivables during the first six months of 2010 was $922 million compared to $417 million in the corresponding period in 2009. The average recorded investment in impaired accrual finance receivables amounted to $118 million in the first six months of 2010 compared to $62 million in the corresponding period in 2009.

The suspension of interest on nonaccrual finance receivables resulted in Textron Financial’s finance charges being reduced by $33 million and $22 million in the first six months of 2010 and 2009, respectively. We do not recognize finance charges using the cash basis method.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Allowance for losses on finance receivables held for investment, beginning of period	$363	$220	$339	$191
Provision for losses	44	87	99	163
Less net charge-offs:
Captive Finance
Aviation	20	8	30	14
Golf Equipment	1	1	3	3
Non-captive Finance
Golf Mortgage	30	1	37	22
Distribution Finance	5	11	11	23
Timeshare	1	2	1	2
Hotel	—	—	4	—
Other Liquidating	—	—	2	6

Total net charge-offs	57	23	88	70

Allowance for losses on finance receivables held for investment, end of period	$350	$284	$350	$284

Annualized net charge-offs as a percentage of average finance receivables held for investment	4.41%	1.33%	3.23%	2.03%

	June 30,
	2010	January 2, 2010
	(Dollars in millions)
Nonaccrual finance receivables as a percentage of finance receivables held for investment	18.06%	17.26%
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	7.22%	5.63%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	40.0%	32.6%
60+ days contractual delinquency as a percentage of finance receivables held for investment	7.99%	9.51%
60+ days contractual delinquency	$385	$569

Repossessed assets and properties	$147	$119
Operating assets received in satisfaction of troubled finance receivables	130	112

Note 4.	Other Assets

Textron Financial’s Other assets are primarily composed of operating assets received in satisfaction of troubled finance receivables, repossessed assets and properties, investments in other marketable securities, other long term investments and derivative financial instruments.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. As of June 30, 2010, they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio losses, net of gains for the shortfall between estimated fair value and the carrying amount. The revenues and expenses related to these assets, excluding investments made for capital improvements, are recorded in Operating and administrative expenses. In the first six months of 2010, revenues were $17 million and $7 million from golf courses and other real estate, respectively, and expenses were $23 million and $7 million from golf courses and other real estate, respectively. In the first six months of 2009, revenues and expenses were $13 million and $16 million from golf courses, respectively, while revenues and expenses from other real estate were not significant.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. These investments were $59 million and $68 million at June 30, 2010 and January 2, 2010, respectively. We have classified these investments as held to maturity as management has the intent and ability to hold them until maturity. At June 30, 2010, unrealized losses on the portion of these investments for which fair value was lower than our carrying value were $4 million. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts. In reaching our conclusion that the investments are not other-than-temporarily impaired, we relied on industry analyst reports, credit ratings specific to each investment and information on delinquency, loss and payment experience of the collateral underlying each security.

Note 5.	Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements and foreign currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in the first six months of 2010 or 2009. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s significant derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure:

	Notional Amount		Fair Value Amount

			Assets		Liabilities

	June 30,	January 2,	June 30,	January 2,	June 30,	January 2,
	2010	2010	2010	2010	2010	2010

	(In millions)

Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$655	$946	$41	$40	$—	$—
Fixed-rate receivables	366	419	—	3	(8)	(3)

Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	101	71	—	—	—	(2)

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt	140	161	29	18	—	—

	$1,262	$1,597	$70	$61	$(8)	$(5)

As a result of our exit plan announced in December 2008, we no longer view our investment in our Canadian subsidiary as permanent. Therefore, we began hedging our net investment in this subsidiary during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of this subsidiary.

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. At June 30, 2010 and January 2, 2010, $251 million and $531 million, respectively, of these foreign currency forward exchange agreements were not designated in hedge relationships. The fair value of these non-designated derivative instruments were $1 million and $(13) million at June 30, 2010 and January 2, 2010, respectively. Gains/(losses) on foreign currency forward exchange agreements were $4 million and $(3) million for the three and six months ended June 30, 2010, respectively, and $(52) million for the three and six months ended June 30, 2009. These gains/(losses) were largely offset by the translation of the related foreign currency denominated assets and liabilities, and were recorded in Operating and administrative expenses.

The effect of derivative instruments in the Consolidated Statements of Operations is as follows:

		Amount of Gain/(Loss)
		Three Months Ended		Six Months Ended

	Gain/(Loss) Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

		(In millions)

Fair Value Hedges
Interest rate exchange agreements	Interest expense	$9	$(19)	$19	$(15)
Interest rate exchange agreements	Finance charges	(7)	8	(11)	6

Gains/(losses) included in earnings related to cash flow hedges were $(10) million for both the three and six months ended June 30, 2010, and $4 million and $(7) million for the three and six months ended June 30, 2009, respectively. These gains/(losses) were largely offset by the translation of the related foreign currency denominated debt. The Company did not experience a significant gain or loss in Other Comprehensive Income related to cash flow hedges during the first three and six months of 2010 or 2009.

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

Assets Recorded at Fair Value on a Recurring Basis

We measure our derivative financial instruments, net at fair value on a recurring basis using Level 2 inputs. The balance of these derivative financial instruments, net was $62 million at June 30, 2010. The Company’s derivative contracts are not exchange-traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of June 30, 2010 and January 2, 2010.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during each period presented:

			Six Months
	Three Months Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

	(In millions)
Retained Interests in Securitizations
Balance, beginning of period	$—	$3	$3	$12
Reclassification to Finance receivables held for investment	—	—	(3)	—
Net losses for the period:
Change in value recognized in Other comprehensive income	—	2	—	(1)
Impairments recognized in earnings	—	(2)	—	(8)

Balance, end of period	$—	$3	$—	$3

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the balance at June 30, 2010 of those assets that were measured at fair value on a nonrecurring basis during the first six months of 2010 and the related gain/(loss) recorded in the Consolidated Statements of Operations. These assets were measured using significant unobservable inputs (Level 3).

		Total Gain/(Loss)
		Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,
	2010	2010	2010

	(In millions)
Impaired finance receivables	$519	$(45)	$(104)
Finance receivables held for sale	421	(5)	(15)
Repossessed assets and properties	59	(8)	(17)
Other investments	28	—	(9)

Total	$1,027	$(58)	$(145)

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the Non-captive Finance segment through a combination of orderly liquidation of finance receivables as they mature and selected sales, $535 million of finance receivables, net of a $70 million valuation allowance, have been classified as held for sale as of June 30, 2010. The finance receivables held for sale as of June 30, 2010 are primarily assets in the Golf Mortgage, Distribution Finance and Asset-Based Lending product lines, but also include $119 million of finance receivables in the Golf Equipment product line within the Captive Finance segment. The majority of the finance receivables held for sale were identified at the individual loan level. Golf course mortgages classified as held for sale were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. Distribution Finance receivables were identified primarily based on the associated manufacturer relationship, which can have a significant impact on the relative value of the finance receivables. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. The decrease in fair value of finance receivables held for sale recorded in the Consolidated Statements of Operations was $11 million and $12 million for the three and six months ended June 30, 2009, respectively. During the first six months of 2010, we sold $208 million of finance receivables classified as held for sale in the Distribution Finance product line and recorded a $13 million gain related to this sale. Total gains related to finance receivable sales were $17 million for the first six months of 2010. See Note 3. Finance Receivables regarding changes in classification of certain finance receivables between held for sale and held for investment during the first six months of 2010.

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

Impaired Finance Receivables

Finance receivable impairment is measured by comparing the expected future cash flows discounted at the finance receivable’s effective interest rate, or the fair value of the collateral if the finance receivable is collateral dependent, to its carrying amount. If the carrying amount is higher, we establish a reserve based on this difference. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. Impaired nonaccrual finance receivables represent assets recorded at fair value on a nonrecurring basis since the measurement of required reserves on our impaired finance receivables is significantly dependent on the fair value of the underlying collateral. Fair values of collateral are determined based on the use of appraisals, industry pricing guides, input from market participants, our recent experience selling similar assets or internally developed discounted cash flow models. Fair value measurements recorded during the three and six months ended June 30, 2009 on impaired finance receivables resulted in charges of $85 million and $117 million, respectively, to Provision for losses in the Consolidated Statements of Operations.

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

Repossessed Assets and Properties / Operating Assets Received in Satisfaction of Troubled Finance Receivables

The fair value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables is determined based on the use of appraisals, industry pricing guides, input from market participants, the Company’s recent experience selling similar assets or internally developed discounted cash flow models. For repossessed assets and properties, which are considered assets held for sale, if the carrying amount of the asset is higher than the estimated fair value, the Company records a corresponding charge to income for the difference. For operating assets received in satisfaction of troubled finance receivables, if the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to income for any shortfall between estimated fair value and the carrying amount. During the three and six months ended June 30, 2009, charges on these assets totaled $18 million and $22 million, respectively, and were recorded in Portfolio losses, net of gains in the Consolidated Statements of Operations.

Other Investments

Other investments, which are accounted for under the equity method of accounting, are recorded at fair value if the sum of the undiscounted cash flows from the investment is estimated to be less than the carrying value. There are no active, quoted market prices for our equity method investments. The estimates of fair value are determined utilizing internally developed discounted cash flow models, which incorporate assumptions specific to the nature of the investments’ business and underlying assets. These assumptions include industry valuation benchmarks such as discount rates, capitalization rates and cash flow multiples as well as assumptions more specifically related to the amount and timing of the businesses’ operating cash flow. There were no charges associated with these assets during the three and six month periods ended June 30, 2009, respectively.

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	June 30, 2010		January 2, 2010

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(In millions)

Assets:
Installment contracts	$1,929	$1,795	$2,204	$2,007
Golf course, timeshare and hotel mortgages	918	815	1,008	924
Revolving loans	761	652	1,058	902
Distribution finance receivables	361	352	709	690
Investment in other marketable securities	59	57	68	56
Retained interests in securitizations, excluding interest-only securities	—	—	6	6

	$4,028	$3,671	$5,053	$4,585

Liabilities:
Bank line of credit	$1,740	$1,676	$1,740	$1,682
Fixed-rate debt	1,144	1,114	1,534	1,490
Amounts due to Textron Inc.	670	666	472	469
Variable-rate debt	444	440	1,355	1,333
Securitized on-balance sheet debt	427	425	559	548
Subordinated debt	300	227	300	207

	$4,725	$4,548	$5,960	$5,729

Finance Receivables Held for Investment

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s leveraged leases, finance leases and operating leases ($281 million, $263 million and $202 million, respectively, at June 30, 2010 and $313 million, $403 million and $216 million, respectively, at January 2, 2010), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

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

Debt

At June 30, 2010 and January 2, 2010, 41% and 54%, respectively, of the fair value of debt was determined based on observable market transactions. The remaining fair values were determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

Note 7. Income taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes	(2.2)	(2.4)	(2.6)	(1.4)
Foreign tax rate differential	(1.4)	(6.6)	(2.0)	(0.5)
Canadian dollar functional currency	(8.9)	—	(4.8)	—
Change in state valuation allowance	0.3	0.2	2.0	(0.3)
Unrecognized tax benefits and interest	3.7	1.2	3.2	1.6
Tax credits	(0.6)	(0.7)	(0.8)	(0.8)
Change in status of foreign subsidiary	(3.0)	4.5	(1.5)	4.3
Other, net	(0.2)	0.3	(0.1)	0.1

Effective income tax rate	(47.3)%	(38.5)%	(41.6)%	(32.0)%

For the three months ended June 30, 2010, the difference between the statutory and the effective tax rate is primarily attributable to a U.S. tax benefit related to the change of the functional currency of one of the Company’s wholly-owned Canadian subsidiaries, a decrease in the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries, and a benefit for state taxes, partially offset by unrecognized tax benefits and interest, the majority of which is associated with leveraged leases.

For the six months ended June 30, 2010, the difference between the statutory and the effective tax rate is primarily attributable to a U.S. tax benefit related to the change of the functional currency of one of the Company’s wholly-owned Canadian subsidiaries, a benefit for state taxes, a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries, partially offset by unrecognized tax benefits and interest, the majority of which is associated with leveraged leases.

For the three months ended June 30, 2009, the difference between the statutory and the effective tax rate was primarily attributable to a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries and the benefit for state taxes, partially offset by an increase in estimate of the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries and unrecognized tax benefits and interest, the majority of which was associated with leveraged leases.

For the six months ended June 30, 2009, the difference between the statutory and the effective tax rate was primarily attributable to an increase in estimate of the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries and unrecognized tax benefits and interest, the majority of which was associated with leveraged leases, partially offset by the benefit for state taxes and tax credits.

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

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010		2009		2010		2009
	(Dollars in millions)
Revenues:
Captive Finance	$30	54%	$42	49%	$66	51%	$95	46%
Non-captive Finance	25	46%	44	51%	62	49%	113	54%

Total revenues	$55	100%	$86	100%	$128	100%	$208	100%

Loss before income taxes and noncontrolling interest: (1)(2)
Captive Finance	$(5)		$(19)		$(15)		$(44)
Non-captive Finance	(66)		(80)		(115)		(121)

Segment loss	(71)		(99)		(130)		(165)
Restructuring charges	3		5		6		8

Loss before income taxes and noncontrolling interest	$(74)		$(104)		$(136)		$(173)

	June 30,	January 2,
	2010	2010

	(In millions)

Finance assets: (3)
Captive Finance	$2,659	$3,016
Non-captive Finance	3,309	4,404

Total finance assets	$5,968	$7,420

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocation matches variable-rate finance assets in the Captive Finance segment with variable-rate debt of similar duration and fixed-rate finance assets in the Captive Finance segment with fixed-rate debt of similar duration to the extent possible. The remaining balance of interest expense incurred is included in the Non-captive Finance segment’s interest expense.

(2)	Direct operating expenses are included in each segment’s loss. Due to the plan to exit all of our Non-captive Finance segment and the resulting variations in personnel levels and job responsibilities, indirect corporate oversight expenses, comprised primarily of executive salaries and benefits, are included in the segment loss of the Non-captive Finance segment, although a portion of these expenses relate to oversight of the Captive Finance segment.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; investments in other marketable securities; retained interests in securitizations and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In light of our plan to exit the Non-captive Finance business, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. During the first half of 2010, we liquidated $1.5 billion of managed finance receivables. These managed finance receivable reductions occurred in both of our segments and all of our product lines, but were primarily driven by Non-captive Finance reductions, including $582 million (54%) in Distribution Finance and $220 million (17%) in Timeshare. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as Portfolio losses, net of gains in our Consolidated Statements of Operations. Finance receivable reductions in the Distribution Finance product line included a $208 million sale of finance receivables. In addition, the reduction in managed finance receivables included $399 million of liquidations in the Captive Finance segment primarily as a result of reduced loan and lease originations. During 2010, we expect to liquidate approximately $2.2 billion of managed finance receivables, net of originations. We expect a portion of the liquidations, net of originations, will be in the Captive Finance segment. The originations of the Captive Finance segment exclude finance receivables serviced on behalf of another finance subsidiary of Textron.

In order to meet our capital needs, we could access either secured or unsecured debt markets. However, we have borrowed available cash from Textron during the first half of 2010 through an intercompany borrowing arrangement as it has been in the collective economic interest of Textron Financial and Textron to do so. We increased our outstanding intercompany loan balance with Textron to $645 million at June 30, 2010 from $447 million at January 2, 2010. In addition, during the first half of 2010, we retired $1.4 billion of long-term and securitized on-balance sheet debt.

We measure the progress of our exit plan related to the Non-captive Finance segment, in part, based on the percentage of managed finance receivable and other finance asset reductions converted to cash. During the first half of 2010, the Non-captive Finance segment achieved a 93% cash conversion ratio as compared to 95% for the year ended January 2, 2010. This performance was primarily driven by a $208 million sale of finance receivables for a gain of $13 million in the Distribution Finance product line during the first quarter of 2010. We expect this ratio to continue to decline over the duration of our exit plan due to the change in mix from shorter term assets in the Distribution Finance and Asset-Based Lending product lines to longer term assets in our Timeshare, Golf Mortgage and Structured Finance product lines and the existence of a higher concentration of nonaccrual finance receivables.

Under a Support Agreement between Textron Financial and Textron, Textron is required to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In the first half of 2010, Textron Financial’s fixed charge coverage ratio was below the required 125%. Textron made cash payments of $82 million and $71 million on July 12, 2010 and April 9, 2010, respectively, to Textron Financial, which were reflected as capital contributions, to maintain compliance with the fixed charge coverage ratio.

Results of Operations

Revenues

Revenues decreased $31 million and $80 million for the three and six months ended June 30, 2010 as compared to 2009, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2010 vs. 2009	2010 vs. 2009

	(In millions)

Lower average finance receivables of $1.9 billion and $1.8 billion, respectively	$(27)	$(50)
Lower gains on early extinguishment of debt	(37)	(39)
Decrease in servicing and investment income related to securitizations	(8)	(18)
Impact of variable-rate receivable interest rate floors	(7)	(17)
Lower other income	(3)	(12)
Suspended earnings on nonaccrual finance receivables	(3)	(11)
Portfolio losses, net of gains	30	27
Lower securitization losses, including impairments	20	27
Accretion of valuation allowance	5	11

Loss before Income Taxes and Noncontrolling Interest

Loss before income taxes and noncontrolling interest decreased $30 million and $37 million for the three and six months ended June 30, 2010 as compared to 2009, respectively, primarily due to the following:

	Three Months	Six Months
	Ended	Ended
	2010 vs. 2009	2010 vs. 2009

	(In millions)

Decrease in the provision for loan losses	$43	$64
Portfolio losses, net of gains	30	27
Lower securitization losses, including impairments	20	27
Lower operating and administrative expenses	9	21
Accretion of valuation allowance	5	11
Lower gains on early extinguishment of debt	(37)	(39)
Lower average finance receivables of $1.9 billion and $1.8 billion, respectively	(13)	(19)
Decrease in servicing and investment income related to securitizations	(8)	(18)
Impact of variable-rate receivable interest rate floors	(7)	(17)
Lower other income	(3)	(12)
Suspended earnings on nonaccrual finance receivables	(3)	(11)

The provision for loan losses decreased during the three and six month periods of 2010 as compared to 2009 primarily due to a decrease in new accounts identified as nonaccrual during the period.

Portfolio losses, net of gains decreased during the three and six month periods of 2010 as compared to 2009 primarily as a result of a decrease in discounts taken on the early sale or termination of finance receivable assets associated with the liquidation of Distribution Finance and Golf Mortgage finance receivables, lower impairment charges associated with repossessed aircraft and a $13 million gain on the sale of one portfolio in the first quarter of 2010.

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

Income Tax Benefit

For the three months ended June 30, 2010, the difference between the statutory and the effective tax rate is primarily attributable to a U.S. tax benefit related to the change of the functional currency of one of the Company’s wholly-owned Canadian subsidiaries, a decrease in the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries, and a benefit for state taxes, partially offset by unrecognized tax benefits and interest, the majority of which is associated with leveraged leases.

For the six months ended June 30, 2010, the difference between the statutory and the effective tax rate is primarily attributable to a U.S. tax benefit related to the change of the functional currency of one of the Company’s wholly-owned Canadian subsidiaries, a benefit for state taxes, a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries, partially offset by unrecognized tax benefits and interest, the majority of which is associated with leveraged leases.

For the three months ended June 30, 2009, the difference between the statutory and the effective tax rate was primarily attributable to a change in management’s assessment of the realizability of a deferred tax asset in one of the Company’s wholly-owned Canadian subsidiaries and the benefit for state taxes, partially offset by an increase in estimate of the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries and unrecognized tax benefits and interest, the majority of which was associated with leveraged leases.

For the six months ended June 30, 2009, the difference between the statutory and the effective tax rate was primarily attributable to an increase in estimate of the taxable amount of a distribution from one of the Company’s wholly-owned Canadian subsidiaries and unrecognized tax benefits and interest, the majority of which was associated with leveraged leases, partially offset by the benefit for state taxes and tax credits.

Forward-looking Information

Certain statements in this Quarterly Report on Form 10-Q and other oral and written statements made by Textron Financial from time to time are forward-looking statements, including those that discuss strategies, goals, outlook or other non-historical matters; or project revenues, income, returns or other financial measures. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those contained in the statements, such as the Risk Factors contained in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and including the following: (a) changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates; (b) the occurrence of slowdowns or downturns in customer markets in which Textron products are sold or supplied and financed or where we hold finance receivables; (c) the ability to realize full value of finance receivables and investments in securities; (d) the ability to control costs and successful implementation of various cost-reduction programs; (e) increases in pension expenses and other postretirement employee costs; (f) the impact of changes in tax legislation; (g) the ability to maintain portfolio credit quality and certain minimum levels of financial performance required under our committed bank line of credit and under our Support Agreement with Textron; (h) access to financing, including securitizations, at competitive rates; (i) access to equity in the form of retained earnings and capital contributions from Textron; (j) uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies; (k) risks and uncertainties related to dispositions, including difficulties or unanticipated expenses in connection with the consummation of dispositions or the disruption of current plans and operations; (l) the ability to successfully exit from our commercial finance business, other than the captive finance business; (m) uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment; (n) bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers; (o) legislative or regulatory actions impacting our operations; (p) difficult conditions in the financial markets which may adversely impact our ability to obtain financing which enables us to offer competitive terms for our new finance receivable originations and, with respect to businesses which we are exiting, our customers’ ability to obtain alternative financing negatively impacting their ability to repay amounts owed to us; and (q) continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

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

There were no changes in Textron Financial’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 29, 2010