Form 10-K
period 2011-01-01
TEXTRON FINANCIAL CORP
filed 2011-03-01
CIK 709255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-15515

Textron Financial Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-6008768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Westminster Street, Providence, R.I. (Address of Principal Executive Offices)	02903 (Zip Code)

Registrant’s telephone number, including area code: (401) 621-4200

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Class	Which Registered

$100,000,000 5.125% Notes due August 15, 2014	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $100.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes    No X

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
FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

PART I.

Item 1.	Business

General

Textron Financial Corporation (Textron Financial, TFC or the Company) is a commercial finance business. In the fourth quarter of 2008, Textron Inc. (Textron) announced a plan to exit the non-captive portion of our commercial finance business, while retaining the captive portion of the business that supports customer purchases of products which Textron manufactures. The decision was made to exit this business in order to address Textron’s long-term liquidity position in light of the disruption and instability in the capital markets. During 2009, we transitioned to operating our business in two segments, the Captive Finance segment, which is our ongoing finance business that supports customer purchases of Textron-manufactured products, and the Non-Captive Finance segment, which we are continuing to liquidate.

We continue to originate new customer relationships and finance receivables in the Captive Finance segment, which includes the Aviation and Golf Equipment product lines. The Aviation product line primarily provides loans, finance leases and operating leases to purchasers of new Cessna aircraft and Bell helicopters. Financing continues to be provided to purchasers of used Cessna aircraft and Bell helicopters on a limited basis. The Golf Equipment product line primarily provides finance and operating leases to purchasers of new E-Z-GO golf equipment and, to a lesser extent, Jacobsen turf-care equipment. The Captive Finance segment also continues to manage our portfolio of loans and leases secured by non-Textron manufactured aircraft.

The Non-captive Finance segment includes the Distribution Finance, Golf Mortgage, Structured Capital, Timeshare and Other Liquidating product lines. Historically, Distribution Finance has offered inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Mortgage has historically made mortgage loans for the acquisition and refinancing of golf courses and also includes the former Hotel product line, which provided mortgage loans for the construction and refinancing of hotels; the Timeshare product line has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial’s financing activities are offered primarily in North America. However, we finance certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 1, 2011 and January 2, 2010, 46% and 40% of Textron Financial’s total finance receivables represented finance receivables originated in support of Textron manufactured products, respectively. For further information on Textron Financial’s relationship with Textron, see Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

For additional financial information regarding Textron Financial’s business segments, refer to Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Forward-looking Information

Certain statements in this report and other oral and written statements made by us from time to time are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which may describe strategies, goals, outlook or other non-historical matters, or project revenues, income, returns or other financial measures, often include words such as “believe,” “expect,” “anticipate,” “intend”, “plan,” “estimate,” “guidance”, “project”, “target”, “potential”, “will”, “should”, “could”, “likely” or “may” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise any forward-looking statements. In addition to those factors described herein under “Risk Factors”, among the factors that could cause actual results to differ materially from past and projected future results are the following:

•	Changes in worldwide economic, political or regulatory conditions that impact interest and foreign exchange rates;

•	The ability to maintain portfolio credit quality and to realize full value of finance receivables and of assets acquired upon foreclosure of finance receivables;

•	The ability to control costs and successful implementation of various cost-reduction programs;

•	Increases in pension expenses and employee medical benefits;

•	The impact of changes in tax legislation;

•	The ability to maintain certain minimum levels of financial performance as required by various debt covenants;

•	Access to financing, including securitizations, at competitive rates;

•	Access to equity in the form of retained earnings and capital contributions from Textron;

•	Uncertainty in estimating contingent liabilities and establishing reserves to address such contingencies;

•	Risks and uncertainties related to dispositions, including difficulties or unanticipated expenses in connection with the consummation of dispositions or the disruption of current plans and operations;

•	The ability to successfully exit the non-captive portion of our business;

•	Uncertainty in estimating the market value of our Finance receivables held for sale and our Allowance for losses on finance receivables held for investment;

•	Bankruptcy or other financial problems at major customers that could cause disruptions or difficulty in collecting amounts owed by such customers;

•	Legislative or regulatory actions impacting our operations; and

•	Continued volatility in the economy resulting in a prolonged downturn in the markets in which we do business.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant, although additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

We may not be able to continue to execute the liquidation of our Non-captive Finance segment at a favorable pace and level of recovery.

In the fourth quarter of 2008, we announced a plan to exit all of the commercial finance business other than that portion of the business supporting customer purchases of products manufactured by Textron. The exit plan is being implemented through a combination of orderly liquidation and selected sales. We cannot be certain that we will be able to continue to accomplish the orderly liquidation of our portfolio on a timely or successful basis or in a manner that will generate cash sufficient to service our debt. We may encounter delays and difficulties in effecting the continued orderly liquidation of our various receivable portfolios as a result of many factors, including the inability of our customers to find alternative financing, which could expose us to increased credit losses. We may have greater difficulty in selling the remaining receivables that have been designated for sale or transfer, assets that have been acquired upon foreclosure of receivables and/or other non-operating assets at the pricing that we anticipate or in the time frame that we anticipate. We may be required to make additional mark-to-market or other adjustments against the assets that we intend to sell or to take additional reserves against assets that we intend to retain. We may change our current strategy based on either our performance and liquidity position or changes in external factors affecting the value and/or marketability of our assets, which could result in changes in the classification of assets we intend to hold for investment and additional mark-to-market adjustments. We may incur higher costs than anticipated as a result of this exit plan or be subject to claims made by third parties, and the exit plan may result in increased credit losses. We expect that our portfolio quality will continue to deteriorate as we proceed through the liquidation and that our cash conversion ratio on liquidation will decrease as the asset mix changes; this deterioration could be more severe and the cash conversion ratio lower than we anticipate, resulting in greater losses. Significant delay or difficulty in executing the continued liquidation and/or substantial losses could result in the failure of our portfolio to generate the cash necessary to service our indebtedness, resulting in continuing or increased adverse effects on our financial condition and results of operations.

Difficult conditions in the financial markets have adversely affected the quality of our finance asset portfolios, and our losses may increase if we are unable to successfully collect our finance receivables or realize sufficient value from collateral.

Our financial performance depends on the quality of loans, leases and other assets in our portfolio. Portfolio quality may be adversely affected by several factors, including finance receivable underwriting procedures, collateral quality, geographic or industry concentrations and the effect of the recent economic downturn on our customers’ businesses, as well as the broader deterioration of the financial markets. As a result of the tumultuous conditions in the financial markets over the past two years, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. These conditions have led to an increased level of commercial and consumer delinquencies and defaults, lack of consumer confidence, increased market volatility, widespread reduction of business activity and bankruptcy filings. Valuations of the types of collateral securing our timeshare and other portfolios have been and may continue to be adversely affected by increased consumer delinquencies, the reduction in business activity and bankruptcy proceedings involving our borrowers. Valuations of the types of collateral securing our captive finance portfolio, particularly valuations of used aircraft, have decreased significantly over the past two years and may continue to decrease if weak economic conditions continue. Declining collateral values could result in greater delinquencies and foreclosures as customers elect to discontinue payments on loan balances which exceed asset values. Bankruptcy proceedings involving our borrowers may prevent or delay our ability to exercise our rights and remedies and realize the full value of our collateral. Our losses may increase if our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of our finance receivable portfolio. If these negative market conditions persist or worsen, we may experience further deterioration in our ability to successfully collect our finance receivables or realize sufficient value from collateral which may adversely affect our cash flow, profitability and financial condition.

Failure to maintain investment grade credit ratings acceptable to investors may increase the cost of our funding and may adversely affect our access to the capital markets.

The major rating agencies regularly evaluate Textron and Textron Financial for purposes of assigning credit ratings. Our ability to access the credit markets, and the cost of these borrowings, is affected by the strength of our credit ratings and current market conditions. Failure to maintain investment grade credit ratings that are acceptable to investors may adversely affect the cost and other terms upon which we are able to obtain other financing, as well as our access to the capital markets.

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

Our credit facility contains affirmative and negative covenants including (i) limitations on creation of liens on assets; (ii) prohibition of certain consolidations, mergers or sale or transfer of all or any substantial part of our assets; (iii) the requirement to continue in the finance business and maintain existence, rights and franchises, (iv) maintenance of maximum leverage (not to exceed nine times consolidated net worth and qualifying subordinated obligations, as defined), (v) maintenance of minimum consolidated net worth ($200 million), (vi) maintenance of a fixed charge coverage ratio (no less than 125%) and (vii) limitations on debt incurred by certain subsidiaries. The indentures governing our outstanding senior notes also contain covenants, including limitations on creation of liens on assets and maintenance of existence, rights and franchises; in addition, consolidations, mergers or sale of all or substantially all of our assets may only be effected if certain provisions are complied with. We also have issued various debt securities under other agreements which contain substantially similar covenants related to some or all of the items addressed in our credit facility and indentures.

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

We may need to obtain financing in order to meet our debt obligations in the future; such financing may not be available to us on satisfactory terms, if at all.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Although we currently have access to the capital markets, we may not be able to refinance our credit facilities or maturing debt at the time that such financing is necessary at terms that are acceptable to us, or at all. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

The levels of our reserves are subject to many uncertainties and may not be adequate to cover writedowns or losses.

We establish reserves to cover uncollectible finance receivables and fair market value writedowns on used aircraft and golf cars. These reserves are subject to adjustment from time to time depending on actual experience and/or current market conditions and are subject to many uncertainties, including bankruptcy or other financial problems at key customers, as well as changing market conditions. We use estimates and various assumptions in determining the fair value of certain of our assets, including finance receivables held-for-sale which do not have active, quoted market prices. We also use estimates and assumptions in determining our allowance for losses on finance receivables held for investment and in determining the residual values of leased equipment and the value of repossessed assets and properties and operating assets received in satisfaction of troubled finance receivables. It is difficult to determine the accuracy of these estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, and financial condition.

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

Textron Financial leases office space from a Textron affiliate for its corporate headquarters at 40 Westminster Street, Providence, Rhode Island 02903. The Company leases other offices throughout the U.S. For additional information regarding Textron Financial’s lease obligations, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

On February 9, 2010 an amended complaint to a purported shareholder class action lawsuit by the City of Roseville Employees’ Retirement System was filed in the United States District Court in Rhode Island against TFC and three of its present and former officers. The original complaint, filed on August 13, 2009, contained claims only against Textron, its Chairman and former Chief Executive Officer and its former Chief Financial Officer. The suit alleges that the defendants violated the federal securities laws by making material misrepresentations or omissions related to Cessna and Textron Financial. The complaint seeks unspecified compensatory damages. Automotive Industries Pension Trust Fund has been appointed lead plaintiff in the case. On April 6, 2010, the court entered a stipulation agreed to by the parties in which plaintiffs voluntarily dismissed, without prejudice, certain causes of action in the amended complaint. On April 9, 2010, all defendants moved to dismiss the remaining counts of the amended complaint, and that motion is still pending. Textron Financial believes that this lawsuit is without merit and intends to defend it vigorously.

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

The common stock of Textron Financial is owned entirely by Textron and, therefore, there is no trading of Textron Financial’s stock. Dividends of $514 million, $358 million and $151 million were declared and paid in 2010, 2009 and 2008, respectively. For additional information regarding restrictions as to dividend availability, see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 6.	Selected Financial Data

Omitted per Instruction I of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

In light of our plan to exit the Non-captive Finance business, we expect to substantially rely on cash from finance receivable collections to fund maturing debt obligations. During 2010, we liquidated $2.6 billion of managed finance receivables, net of originations. These managed finance receivable reductions occurred in both of our segments and all of our product lines, but were primarily driven by Non-captive Finance reductions, including $956 million in Distribution Finance, $408 million in Timeshare and $239 million in Golf Mortgage. These reductions resulted from the combination of scheduled finance receivable collections, sales, discounted payoffs, repossession of collateral, charge-offs and impairment charges recorded as Portfolio losses, net of gains, in our Consolidated Statements of Operations. Finance receivable reductions in the Distribution Finance product line included sales of $375 million of finance receivables. In addition, the reduction in finance receivables included $795 million of liquidations in the Captive Finance segment primarily as a result of reduced loan and lease originations and a sale of $84 million of finance receivables. The originations of the Captive Finance segment exclude finance receivables serviced on behalf of other finance subsidiaries of Textron.

In order to meet our capital needs, we could access either secured or unsecured debt markets. During 2010, we issued $166 million of securitized on-balance sheet debt supporting our aviation finance business. In addition, we have borrowed available cash from Textron during 2010 through an intercompany borrowing arrangement as it has been in the collective economic interest of Textron Financial and Textron to do so. We decreased our outstanding intercompany loan balance with Textron to $242 million at January 1, 2011 from $447 million at January 2, 2010. In addition, during 2010, we repaid $1,730 million of long-term debt, $225 million of securitized on-balance sheet debt and $300 million of our bank credit line.

We measure the progress of our exit plan related to the Non-captive Finance segment, in part, based on the percentage of finance receivable and other finance asset reductions converted to cash. During 2010, the Non-captive Finance segment achieved a 93% cash conversion ratio as compared to 95% for the year ended January 2, 2010. This performance during 2010 was primarily driven by sales of $375 million of finance receivables in the Distribution Finance product line at prices equivalent to or greater than our carrying value and the liquidation of $408 million of Timeshare finance receivables at a 95% cash conversion ratio. We expect this ratio to continue to decline over the duration of our exit plan due to the change in mix from shorter term assets in the Distribution Finance product line to longer term assets in our Timeshare, Golf Mortgage and Structured Finance product lines and the existence of a higher concentration of nonaccrual finance receivables.

Under a Support Agreement between Textron Financial and Textron, Textron is required to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In 2010 and 2009, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. As a result, Textron made cash payments of $308 million and $270 million to Textron Financial in 2010 and 2009, respectively, and additional payments of $63 million on January 11, 2011 related to 2010, and $75 million on January 12, 2010 related to 2009. These cash payments were reflected as capital contributions to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and certain of Textron Financial’s credit agreements.

Results of Operations

Revenues

Revenues decreased $153 million in 2010 as compared to 2009 primarily due to the following:

2010
vs. 2009
(In millions)
Lower average finance receivables of $2.0 billion	$(114)
Lower gains on debt extinguishment	(54)
Impact of variable-rate receivable interest rate floors	(26)
Decrease in servicing and investment income related to securitizations	(24)
Lower accretion of valuation allowance	(16)
Lower other income	(15)
Suspended earnings on nonaccrual finance receivables	(10)
Lower portfolio losses, net of gains	81
Lower securitization losses, net of gains	28

Loss before Income Taxes and Noncontrolling Interest

Loss before income taxes and noncontrolling interest increased $36 million in 2010 as compared to 2009 primarily due to the following:

2010
vs. 2009
(In millions)
Lower average finance receivables of $2.0 billion	$(59)
Lower gains on debt extinguishment	(54)
Impact of variable-rate receivable interest rate floors	(26)
Decrease in servicing and investment income related to securitizations	(24)
Lower accretion of valuation allowance	(16)
Lower other income	(15)
Interest expense rate impact	(14)
Suspended earnings on nonaccrual finance receivables	(10)
Decrease in the provision for loan losses	123
Lower portfolio losses, net of gains	81
Lower operating and administrative expenses	41
Lower securitization losses, net of gains	28
Increase in special charges	(89)

The provision for loan losses decreased during 2010 as compared to 2009 primarily due to a decrease in accounts identified as nonaccrual during the period and less of a decline in aircraft collateral values as compared to 2009. During 2009, nonaccrual finance receivables increased from $277 million to $1.0 billion and in 2010 nonaccrual finance receivables decreased to $850 million.

Portfolio losses, net of gains decreased during 2010 as compared to 2009 primarily as a result of lower impairment charges in the Structured Capital product line ($40 million), a $21 million decrease in discounts taken on the sale or early termination of finance receivable assets associated with the liquidation of Distribution Finance receivables and $23 million of gains on the sale of two Distribution finance receivable portfolios in the first and third quarters of 2010. These decreases were partially offset by an $11 million increase in impairment charges on owned aircraft that are subject to operating leases or have been repossessed.

Operating and administrative expenses decreased during 2010 as compared to 2009 as a result of our plan to exit the non-captive finance business, primarily due to lower salaries and benefits expense associated with the reduction in workforce. This decrease was partially offset by higher net expenses related to operating golf course assets.

The increase in special charges during 2010 as compared to 2009 includes a $91 million non-cash pre-tax charge to reclassify the subsidiary’s cumulative currency translation adjustment account within Other comprehensive loss to the Consolidated Statements of Operations in connection with the substantial liquidation of one of the Company’s wholly-owned Canadian subsidiaries. The reclassification of this amount resulted in a $74 million after-tax charge that did not have an impact on Shareholder’s equity.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Risk Management

Textron Financial’s business activities involve various elements of risk. The Company considers the principal types of risk to be:

•	Credit risk;
•	Asset/liability risk (including interest rate and foreign exchange risk); and
•	Liquidity risk.

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

Depending on transaction size and complexity, transactions outside of the segment’s authority require the approval of the Captive Finance segment President and Group Credit Officer. Transactions exceeding segment authority require one or more of the Executive Vice President and Chief Credit Officer, the President and Chief Executive Officer or Textron Financial’s Credit Committee depending on the size of the transaction, and in some cases approvals are required by Textron up to and including its Board of Directors. As of March 1, 2011, Textron Financial’s Credit Committee is comprised of its President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, Executive Vice President and Chief Risk Officer, Executive Vice President and Chief

Financial Officer, Executive Vice President, General Counsel and Secretary, Textron’s Assistant Treasurer, Corporate Finance, the Distribution Finance product line President and the Timeshare product line President.

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

Geographic Concentration

Textron Financial continuously monitors its portfolio to avoid any undue geographic concentration in any region of the U.S. or in any foreign country. At both January 1, 2011 and January 2, 2010, the largest concentration of domestic finance receivables was in the Southeastern U.S., representing 24% and 23% of Textron Financial’s finance receivable portfolio, respectively. At January 1, 2011 and January 2, 2010, international finance receivables represented 28% and 30% of Textron Financial’s finance receivable portfolio, respectively. For additional information regarding Textron Financial’s concentrations, see Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The Company does not use derivative financial instruments for the purpose of generating earnings from changes in market conditions. Before entering into a derivative transaction, the Company determines that there is a high correlation between the change in value of, or the cash flows associated with, the hedged asset or liability and the value of, or the cash flows associated with, the derivative instrument. When Textron Financial executes a transaction, it designates the derivative to a specific asset, liability, or set of cash flows. Textron Financial monitors the effectiveness of derivatives through a review of the amounts and maturities of assets, liabilities and derivative positions. The Company’s Chief Financial Officer and Textron’s Assistant Treasurer, Corporate Finance regularly review this information so that appropriate remedial action can be taken, as necessary.

Textron Financial carefully manages exposure to counterparty risk in connection with its derivatives. In general, the Company engages in transactions with counterparties having ratings of at least A by Standard & Poor’s Rating Service or A2 by Moody’s Investors Service. Total credit exposure is monitored by counterparty, and managed within prudent limits. At January 1, 2011, the Company’s largest single counterparty credit exposure was $10 million.

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

Foreign Exchange Risk Management

A portion of the finance assets owned by Textron Financial are located outside of North America. These finance receivables are generally in support of Textron’s overseas product sales and are predominantly denominated in U.S. Dollars. Textron Financial has foreign currency finance receivables primarily denominated in Canadian Dollars. In order to minimize the effect of fluctuations in foreign currency exchange rates on the Company’s financial results, we enter into forward exchange contracts and foreign currency interest rate exchange agreements in amounts sufficient to substantially hedge our foreign currency exposures.

Liquidity Risk Management

The Company requires cash to fund asset originations in support of the sales of Textron manufactured products and to meet debt obligations and other commitments. Textron Financial’s primary sources of funds are:

•	Collection of existing finance receivables;
•	Committed bank lines of credit;
•	Sales of finance receivables classified as held for sale;
•	Syndication and securitization of finance receivables;
•	Other forms of secured financing;
•	Unsecured term loans; and
•	Intercompany borrowings from Textron.

Interest Rate Sensitivity

Textron Financial’s mix of fixed- and floating-rate debt is continuously monitored by management and is adjusted, as necessary, based on evaluations of internal and external factors. Management’s strategy of matching floating-rate assets with floating-rate liabilities limits Textron Financial’s risk to changes in interest rates. This strategy includes the use of interest rate exchange agreements. At January 1, 2011, floating-rate liabilities in excess of floating-rate assets were $591 million after considering interest rate exchange agreements and the treatment of $640 million of floating-rate loans with index rate floors as fixed-rate loans. These loans have index rates that are, on average, 198 basis points above the applicable index rate (predominately the Prime rate). The Company has benefited from these interest rate floor agreements in the recent low rate environment. However, in a rising rate environment, this benefit will dissipate until the Prime rate exceeds the floor rates embedded in these agreements.

We assess our exposure to interest rate changes using an analysis that measures the potential loss in net income, over a twelve-month period, resulting from a hypothetical change in all interest rates of 100 basis points across all maturities occurring at the outset of the measurement period (sometimes referred to as a “shock test”). The analysis also assumes that prospective receivable additions will be match-funded, existing portfolios will not prepay and contractual maturities of both debt and assets will result in increases or reductions in intercompany borrowing from Textron. This shock test model, when applied to our asset and liability position at January 1, 2011, indicates that an increase in interest rates of 100 basis points would have a negative $2 million impact on net income and cash flows for the following twelve-month period, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Management is responsible for the integrity and objectivity of the financial data presented in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management is also responsible for establishing and maintaining adequate internal control over financial reporting for Textron Financial Corporation, as such term is defined in Exchange Act Rules 13a-15(f). With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, we have concluded that Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011.

The independent registered public accounting firm, Ernst & Young LLP, has audited the Consolidated Financial Statements of Textron Financial Corporation and has issued an attestation report on our internal control over financial reporting as of January 1, 2011, as stated in its reports, which are included herein.

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
March 1, 2011

/s/  Thomas J. Cullen

Thomas J. Cullen
Executive Vice President and
Chief Financial Officer
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Textron Financial Corporation

We have audited Textron Financial Corporation’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Textron Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Textron Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Textron Financial Corporation as of January 1, 2011 and January 2, 2010, and the related Consolidated Statements of Operations, Cash Flows and Changes in Equity for each of the three years in the period ended January 1, 2011 of Textron Financial Corporation and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Boston, Massachusetts
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Textron Financial Corporation

We have audited the accompanying Consolidated Balance Sheets of Textron Financial Corporation as of January 1, 2011 and January 2, 2010, and the related Consolidated Statements of Operations, Cash Flows and Changes in Equity for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Textron Financial Corporation at January 1, 2011 and January 2, 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Textron Financial Corporation’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

Boston, Massachusetts
March 1, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

For each of the three years in the period ended January 1, 2011:

	2010	2009	2008
	(In millions)
Finance charges	$268	$434	$558
Portfolio losses, net of gains	(81)	(162)	(5)
Rental revenues on operating leases	27	30	34
Gains on early extinguishment of debt	1	55	—
Securitization (losses) gains:
Total other-than-temporary impairments	—	(39)	(21)
Portion of other-than-temporary impairments recognized in Other comprehensive loss, before income taxes	—	13	—

Net other-than-temporary impairments recognized in securitization (losses) gains	—	(26)	(21)
Other securitization (losses) gains	—	(2)	63

Total securitization (losses) gains	—	(28)	42
Other (loss) income	(8)	31	94

Total revenues	207	360	723
Interest expense	118	159	307
Depreciation of equipment on operating leases	17	18	18

Net interest margin	72	183	398
Operating and administrative expenses	169	210	214
Provision for losses	142	265	234
Special charges	102	13	489

Loss before income taxes and noncontrolling interest	(341)	(305)	(539)

Income tax benefit	(111)	(100)	(78)

Net loss before noncontrolling interest	(230)	(205)	(461)
Noncontrolling interest, net of income taxes	—	(2)	—

Net loss	$(230)	$(203)	$(461)

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
	(In millions)
Assets
Cash and equivalents	$33	$144
Finance receivables held for investment, net of unearned income:
Installment contracts	1,773	2,327
Mortgage loans	859	1,073
Revolving loans	501	1,137
Leveraged leases	279	313
Finance leases	262	403
Distribution finance receivables	182	771

Total finance receivables held for investment	3,856	6,024
Allowance for losses on finance receivables held for investment	(339)	(339)

Finance receivables held for investment – net	3,517	5,685
Finance receivables held for sale	413	819
Equipment on operating leases – net	177	216
Other assets	430	460

Total assets	$4,570	$7,324

Liabilities and Shareholder’s Equity
Liabilities
Accrued interest and other liabilities	$270	$423
Amounts due to Textron Inc.	254	472
Deferred income taxes	110	137
Debt	3,435	5,488

Total liabilities	4,069	6,520

Shareholder’s Equity
Capital surplus	1,870	1,487
Subsidiary preferred stock	1	1
Investment in parent company preferred stock	(25)	(25)
Accumulated other comprehensive loss	—	(49)
Retained deficit	(1,345)	(610)

Total shareholder’s equity	501	804

Total liabilities and shareholder’s equity	$4,570	$7,324

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended January 1, 2011:

	2010	2009	2008
	(In millions)
Cash flows from operating activities:
Net loss	$(230)	$(203)	$(461)
Net income attributable to noncontrolling interest	—	(2)	—

Net loss before noncontrolling interest	(230)	(205)	(461)
Adjustments to reconcile net loss before noncontrolling interest to net cash (used) provided by operating activities:
Provision for losses	142	265	234
(Decrease) increase in taxes payable	(135)	167	(25)
Portfolio losses	112	162	6
Special charges, net of income tax	71	1	23
Deferred income tax provision	(61)	(203)	(94)
Depreciation and amortization	30	36	40
(Decrease) increase in accrued interest and other liabilities	(16)	10	(41)
Valuation allowance on finance receivables held for sale	8	(15)	293
Gains on early extinguishment of debt	(1)	(30)	—
Goodwill impairment	—	—	169
Other – net	36	11	23

Net cash (used) provided by operating activities	(44)	199	167

Cash flows from investing activities:
Finance receivables originated or purchased	(666)	(3,558)	(11,879)
Finance receivables repaid	2,324	4,801	11,245
Proceeds from receivable sales, including securitizations	670	728	631
Proceeds from disposition of other assets, including repossessed assets and properties and operating leases	151	236	40
Collection of retained interests in securitizations	—	117	15
Other investments	17	11	(116)

Net cash provided (used) by investing activities	2,496	2,335	(64)

Cash flows from financing activities:
Principal payments on long-term debt	(1,730)	(2,498)	(1,307)
Proceeds from issuance of long-term debt	—	—	1,161
Principal payments on line of credit	(300)	—	—
Proceeds from line of credit	—	1,740	—
Principal payments on secured debt	(225)	(1,092)	—
Proceeds from issuance of secured debt	166	143	300
Principal payments on nonrecourse debt	(136)	(180)	(267)
Net (decrease) increase in intercompany loan due to Textron Inc.	(218)	311	133
Net decrease in commercial paper	—	(743)	(668)
Capital contributions from Textron Inc.	392	279	634
Dividends paid to Textron Inc.	(514)	(358)	(151)
Other – net	—	(22)	19

Net cash used by financing activities	(2,565)	(2,420)	(146)
Effect of exchange rate changes on cash	2	14	(1)

Net (decrease) increase in cash and equivalents	(111)	128	(44)
Cash and equivalents at beginning of year	144	16	60

Cash and equivalents at end of year	$33	$144	$16

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For each of the three years in the period ended January 1, 2011:

		Investment
		In Parent		Accumulated		Total
		Company	Subsidiary	Other	Retained	Share-	Non-
	Capital	Preferred	Preferred	Comprehensive	Earnings	holder’s	controlling	Total
	Surplus	Stock	Stock	Income (Loss)	(Deficit)	Equity	Interest	Equity
	(In millions)
Balance December 29, 2007	$592	$(25)	$—	$26	$545	$1,138	$—	$1,138
Comprehensive loss:
Net loss	—	—	—	—	(461)	(461)	—	(461)
Other comprehensive loss:
Foreign currency translation, net of income taxes	—	—	—	(79)	—	(79)	—	(79)
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	(1)	—	(1)	—	(1)
Change in unrealized net gains on interest-only securities, net of income taxes	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive loss	—	—	—	(81)	—	(81)	—	(81)

Comprehensive loss	—	—	—	—	—	(542)	—	(542)
Capital contributions from Textron Inc.	634	—	—	—	—	634	—	634
Dividends to Textron Inc.	(9)	—	—	—	(142)	(151)	—	(151)

Balance January 3, 2009	1,217	(25)	—	(55)	(58)	1,079	—	1,079

Comprehensive loss:
Net loss	—	—	—	—	(203)	(203)	(2)	(205)
Other comprehensive income:
Foreign currency translation, net of income taxes	—	—	—	7	—	7	—	7
Change in unrealized net losses on retained interests, net of income taxes	—	—	—	(1)	—	(1)	—	(1)

Other comprehensive income	—	—	—	6	—	6	—	6

Comprehensive loss	—	—	—	—	—	(197)	(2)	(199)
Capital contributions from Textron Inc.	279	—	—	—	—	279	—	279
Dividends to Textron Inc.	(9)	—	—	—	(349)	(358)	—	(358)
Sale of subsidiary preferred stock	—	—	1	—	—	1	—	1
Sale of noncontrolling interest	—	—	—	—	—	—	21	21
Repurchase of noncontrolling interest	—	—	—	—	—	—	(19)	(19)

Balance January 2, 2010	1,487	(25)	1	(49)	(610)	804	—	804

Comprehensive loss:
Net loss	—	—	—	—	(230)	(230)	—	(230)
Other comprehensive loss:
Foreign currency translation, net of income taxes(1)	—	—	—	46	—	46	—	46
Change in unrealized net losses on hedge contracts, net of income taxes	—	—	—	3	—	3	—	3

Other comprehensive income	—	—	—	49	—	49	—	49

Comprehensive loss	—	—	—	—	—	(181)	—	(181)
Capital contributions from Textron Inc.	392	—	—	—	—	392	—	392
Dividends to Textron Inc.	(9)	—	—	—	(505)	(514)	—	(514)

Balance January 1, 2011	$1,870	$(25)	$1	$—	$(1,345)	$501	$—	$501

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

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 Summary of Significant Accounting Policies

Nature of Operations

Textron Financial Corporation (Textron Financial, TFC or the Company) is a commercial finance business. In the fourth quarter of 2008, Textron Inc. (Textron) announced a plan to exit the non-captive portion of our commercial finance business, while retaining the captive portion of the business that supports customer purchases of products which Textron manufactures. The decision was made to exit this business in order to address Textron’s long-term liquidity position in light of the disruption and instability in the capital markets. During 2009, we transitioned to operating our business in two segments, the Captive Finance segment, which is our ongoing finance business that supports customer purchases of Textron-manufactured products, and the Non-Captive Finance segment, which we are continuing to liquidate.

We continue to originate new customer relationships and finance receivables in the Captive Finance segment, which includes the Aviation and Golf Equipment product lines. The Aviation product line primarily provides loans, finance leases and operating leases to purchasers of new Cessna aircraft and Bell helicopters. We also provide financing continues to purchasers of used Cessna aircraft and Bell helicopters on a limited basis. The Golf Equipment product line primarily provides finance and operating leases to purchasers of new E-Z-GO golf equipment and, to a lesser extent, Jacobsen turf-care equipment. The Captive Finance segment also continues to manage our portfolio of loans and leases secured by non-Textron manufactured aircraft.

The Non-captive Finance segment now includes the Distribution Finance, Golf Mortgage, Structured Capital, Timeshare and Other Liquidating product lines. Historically, Distribution Finance has offered inventory finance programs for dealers of Textron manufactured products and for dealers of a variety of other household, housing, leisure, agricultural and technology products; Golf Mortgage has historically made mortgage loans for the acquisition and refinancing of golf courses and also includes the former Hotel product line, which provided mortgage loans for the construction and refinancing of hotels; the Timeshare product line has historically extended loans to developers of vacation interval resorts, secured principally by notes receivable and interval inventory; and Structured Capital has primarily engaged in long-term leases of large-ticket equipment and real estate, primarily with investment grade lessees.

Textron Financial’s financing activities are offered primarily in North America. However, Textron Financial finances certain Textron products worldwide, principally Bell helicopters and Cessna aircraft. All of Textron Financial’s stock is owned by Textron, a global multi-industry company with operations in five business segments: Cessna, Bell, Textron Systems, Industrial and Finance. At January 1, 2011 and January 2, 2010, 46% and 40%, respectively, of Textron Financial’s total finance receivables represent finance receivables originated in support of Textron manufactured products. Textron Financial’s year-end dates conform with Textron’s year-end, which falls on the nearest Saturday to December 31.

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

Finance Charges

Finance charges include interest on loans, capital lease earnings, leveraged lease earnings and discounts on certain revolving credit arrangements. Finance charges are recognized in revenues using the interest method to provide a constant rate of return over the terms of the finance assets. Accrual of interest income is suspended if credit quality indicators suggest full collection of principal and interest is doubtful. In addition, we automatically suspend accrual of interest income on accounts which are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. Cash payments on nonaccrual accounts, including finance charges, generally are applied to reduce the net investment balance. Accrual of interest is resumed when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of all principal and interest is no longer doubtful. Previously suspended interest income is recognized at that time.

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

Allowance for Losses on Finance Receivables Held for Investment

We maintain the allowance for losses on finance receivables held for investment at a level considered adequate to cover inherent losses in the owned finance receivable held for investment portfolio, based on management’s evaluation and analysis by product line. For larger balance accounts specifically identified as impaired, including large accounts in homogeneous portfolios, a reserve is established based on comparing the expected future cash flows, discounted at the finance receivable’s effective interest rate, or the fair value if the finance receivable is collateral dependent, to its carrying amount. The expected future cash flows consider collateral value, the financial performance and liquidity of our borrower, the existence and strength of guarantors, estimated recovery costs, including legal expenses and costs associated with the repossession/foreclosure and eventual disposal of collateral. When there is a range of potential outcomes, we perform multiple discounted cash flow analyses and weight the outcomes based on their relative likelihood of occurrence. This evaluation is inherently subjective, as it requires estimates, including the amount and timing of future cash flows expected to be received on impaired finance receivables and the underlying collateral, which may differ from actual results. While this analysis is specific to each individual account, the most critical factors included in this analysis by product line are as follows:

Aviation

Industry valuation guides, physical condition of the aircraft, payment history, existence and strength of guarantors.

Golf Equipment

Age and condition of collateral.

Timeshare

Historical performance of consumer notes receivable collateral, real estate valuations, operating expenses of the borrower, the impact of potential bankruptcy court rulings on the value of our collateral, legal and other professional expenses and borrower’s access to capital.

Golf Mortgage

Historical golf course, hotel or marina cash flow performance, estimates of golf rounds and price per round or occupancy and room rates, market discount and capitalization rates and the existence and strength of guarantors.

Distribution Finance

Age and condition of primary collateral, the existence and strength of guarantors and the existence and value of additional forms of collateral.

The evaluation of impaired Revolving loans collateralized by timeshare notes receivable is performed utilizing internally developed cash flow models which incorporate the unique structural features of these loans. Timeshare notes receivables loans are loans to developers of resort properties which are collateralized by pools of consumer notes receivable. These notes receivable are originated by developers in connection with the sale of vacation intervals and typically bear interest at rates in excess of the rate on our loan to the developer. In addition to the interest differential between the consumer notes and our loan to the developers, there are several features of our loans which provide protection from credit losses in the pools of consumer notes. We have a priority interest in all cash flows from these pools of consumer notes, typically advance approximately 90% of the collateral value, have a security interest in either the underlying real estate or the right to use the resort property and often have personal guarantees from the principal(s) of the developer. Our impairment models incorporate management’s best estimate of credit losses in the pools of consumer notes based on historical trends as adjusted for our understanding of current trends in the developer’s underwriting practices and the developer’s ability to mitigate losses through the repurchase or replacement of defaulted notes.

We also establish an allowance for losses by product line to cover probable, but specifically unknown losses existing in the portfolio. For homogeneous portfolios, including Aviation, Golf Equipment and Distribution Finance, the allowance is established as a percentage of non-recourse finance receivables, which have not been identified as requiring specific reserves. The percentage is based on a combination of factors, including historical loss experience, current delinquency and default trends, collateral values and both general economic and specific industry trends. For non-homogeneous portfolios, including Timeshare and Golf Mortgage, the allowance is established as a percentage of watchlist balances. The percentage represents a combination of assumed default likelihood and loss severity based on historical experience, industry trends and collateral values. The most critical factors included in this analysis by product line are as follows:

Aviation

Collateral value of the portfolio, historical default experience and delinquency trends.

Golf Equipment

Historical loss experience and delinquency trends.

Timeshare

Evaluation of individual loan credit quality indicators such as borrowing base shortfalls for revolving notes receivable facilities, default rates of our notes receivable collateral and the borrower’s access to capital, historical progression from watchlist to nonaccrual status and estimates of loss severity based on analysis of impaired loans in the Timeshare product line.

Golf Mortgage

Evaluation of individual loan credit quality indicators such as delinquency, loan balance to collateral value, debt service coverage and the existence and strength of guarantors, historical progression from watchlist to nonaccrual status and historical loss severity.

Distribution Finance

Historical loss experience, trends in nonaccrual accounts as a percentage of the portfolio and trends in the industry mix of the collateral.

Finance receivables held for investment are written down to the fair value (less estimated costs to sell) of the related collateral at the earlier of the date the collateral is repossessed or when no payment has been received for six months, unless management deems the receivable collectible. Finance receivables held for investment are charged off when the remaining balance is deemed to be uncollectible.

Finance Receivable Origination Fees and Costs

Fees received and direct loan origination costs are deferred and amortized to finance charge revenues over the contractual lives of the respective finance receivables and credit lines using the interest method. Unamortized amounts are recognized in revenues when finance receivables are sold or paid in full.

Other (Loss) Income

Other (loss) income includes syndication gains on the sale of loans and leases, late charges, prepayment gains, servicing fees, residual gains, investment income and other miscellaneous fees, which are primarily recognized as income when received. It also includes adjustments to the valuation allowance for finance receivables held for sale.

Portfolio Losses, net of Gains

Portfolio losses, net of gains include impairment charges related to repossessed assets and properties, operating assets received in satisfaction of troubled finance receivables, other long-term investments and (losses) gains incurred on the sale or early termination of finance assets.

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

Pension Benefits and Postretirement Benefits Other than Pensions

Textron Financial participates in Textron’s defined contribution and defined benefit pension plans. The cost of the defined contribution plan amounted to approximately $1.9 million, $3.3 million and $4.9 million in 2010, 2009 and 2008, respectively. The cost of the defined benefit pension plan amounted to approximately $9.3 million, $8.8 million and $11.3 million in 2010, 2009 and 2008, respectively. Defined benefits under salaried plans are based on salary and years of service. Textron’s funding policy is consistent with federal law and regulations. Pension plan assets consist principally of corporate and government bonds and common stocks. Accrued pension expense is included in Accrued interest and other liabilities on Textron Financial’s Consolidated Balance Sheets.

Income Taxes

Textron Financial’s revenues and expenses are included in Textron’s consolidated tax return. Textron Financial’s current tax expense reflects statutory U.S. tax rates applied to taxable income or loss included in Textron’s consolidated returns. Deferred income tax balances reflect the effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, available tax planning strategies and estimated future taxable income. For those jurisdictions where the expiration date of tax carryforwards or the projected operation results indicate that realization is not likely, a valuation allowance is provided. We recognize net tax-related interest and penalties in income tax benefit in our Consolidated Statements of Operations.

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

While these exchange agreements expose Textron Financial to credit losses in the event of nonperformance by the counterparties to the agreements, the Company does not expect any such nonperformance. The Company minimizes the risk of nonperformance by entering into contracts with financially sound counterparties having long-term bond ratings of generally no less than single A, by continuously monitoring such credit ratings and by limiting its exposure with any one financial institution. At January 1, 2011, the Company’s largest single counterparty credit exposure was $10 million.

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

Finance Receivables Held for Sale

Finance receivables are classified as held for sale based on a determination that we no longer have the intent to hold the finance receivables for the foreseeable future, until maturity or payoff, or we no longer have the ability to hold the finance receivables until maturity. Our decision to classify certain finance receivables as held for sale is based on a number of factors, including, but not limited to contractual duration, type of collateral, credit strength of the borrowers, interest rate and the perceived marketability of the finance receivables. On an ongoing basis, these factors, combined with our overall liquidation strategy, determine which finance receivables we have the intent to hold for the foreseeable future and which finance receivables we will hold for sale. Our current strategy is based on an evaluation of both our performance and liquidity position and changes in external factors affecting the value and/or marketability of our finance receivables. A change in this strategy could result in a change in the classification of our finance receivables. As a result of the significant influence of economic and liquidity conditions on our business plans and strategies, and the rapid changes in these and other factors we utilize to determine which assets are classified as held for sale, we currently believe the term “foreseeable future” represents a time period of six to nine months. We also believe that unanticipated changes in both internal and external factors affecting our financial performance, liquidity position or the value and/or marketability of our finance receivables could result in a modification of this assessment.

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

NOTE 2 Special Charges

Special charges are included in Loss before income taxes and noncontrolling interest, however, these charges are generally of a nonrecurring nature and are not included in Segment loss, which is our measure used for evaluating performance and for decision-making purposes. Special charges are summarized below by segment:

	2010	2009	2008
	Non-Captive	Non-Captive	Captive	Non-Captive
	Finance	Finance	Finance	Finance	Total
	(In millions)
Restructuring charges	$11	$13	$4	$23	$27
Other special charges	91	—	—	—	—
Valuation allowance on finance receivables held for sale	—	—	—	293	293
Goodwill impairment	—	—	16	153	169

Total Special charges	$102	$13	$20	$469	$489

Restructuring Charges

In conjunction with the plan to exit our Non-captive Finance business, we announced a restructuring program to downsize and consolidate our operations in the fourth quarter of 2008. Restructuring charges incurred under this plan are summarized in the table below:

	2010	2009	2008
	(In millions)
Severance and pension curtailment costs	$7	$12	$15
Contract termination costs	3	1	1
Asset impairments	1	—	11

Total Restructuring charges	$11	$13	$27

An analysis of our restructuring reserve is presented below:

	Severance and
	Pension	Contract
	Curtailment	Termination	Asset
	Costs	Costs	Impairments	Total
	(In millions)
Balance at December 29, 2007	$—	$—	$—	$—
Additions	15	1	11	27
Cash Paid	(4)	—	—	(4)
Non-cash utilization	—	—	(11)	(11)

Balance at January 3, 2009	11	1	—	12
Additions	12	1	—	13
Cash Paid	(10)	(2)	—	(12)

Balance at January 2, 2010	13	—	—	13
Additions	7	3	1	11
Cash Paid	(13)	(1)	—	(14)
Non-cash utilization	—	—	(1)	(1)

Balance at January 1, 2011	$7	$2	$—	$9

Restructuring costs since the inception of the program through January 1, 2011 are summarized below by segment:

	Captive	Non-captive
	Finance	Finance	Total
	(In millions)
Severance and pension curtailment costs	$1	$33	$34
Non-cash asset impairments	3	9	12
Contract termination costs	—	5	5

Total Restructuring charges	$4	$47	$51

We expect to incur additional costs to exit the Non-captive Finance segment of our business over the next three to five years. These costs are expected to be within a range from $2 million to $5 million and be primarily attributable to severance and retention benefits. We expect to eliminate approximately 900 positions, representing approximately 90% of our total workforce over the life of the program. As of January 1, 2011, we have terminated approximately 740 employees under this program.

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

NOTE 3 Relationship with Textron Inc.

Textron Financial is a wholly-owned subsidiary of Textron and derives a portion of its business from financing the sale and lease of products manufactured and sold by Textron. Textron Financial paid Textron $0.2 billion in 2010, $0.4 billion in 2009 and $1.0 billion in 2008 relating to the sale of manufactured products to third parties that were financed by us. In addition, we paid Textron $10 million, $13 million and $18 million, respectively, for the purchase of equipment on operating leases. Textron Financial recognized finance charge revenues from Textron affiliates (net of payments or reimbursements for interest charged at more or less than market rates on Textron manufactured products) of $3 million in 2010, $3 million in 2009 and $2 million in 2008, and operating lease revenues of $19 million in 2010, $20 million in 2009 and $29 million in 2008. Textron Financial and Textron are parties to several agreements, collectively referred to as operating agreements, which govern many areas of this relationship. It is the intention of these parties to execute transactions at market terms. Under operating agreements with Textron, Textron Financial has recourse to Textron with respect to certain finance receivables and operating leases. Finance receivables of $44 million at January 1, 2011 and $56 million at January 2, 2010, and operating leases of $25 million at January 1, 2011 and $30 million January 2, 2010, were subject to recourse to Textron.

In 2010 and 2009, pursuant to the terms of an Intercompany Loan Facility Agreement, Textron agreed to lend funds to Textron Financial, with interest. As of January 1, 2011 and January 2, 2010, we had an outstanding balance due to Textron of $243 million and $447 million, respectively, and had paid interest of $32 million and $3 million in 2010 and 2009, respectively. The interest rate on this borrowing at both January 1, 2011 and January 2, 2010 was 7.00%. These borrowings are reflected in Amounts due to Textron Inc. on Textron Financial’s Consolidated Balance Sheets. Under the operating agreements between Textron and Textron Financial, Textron has agreed to lend Textron Financial, interest-free, an amount not to exceed the deferred income tax liability of Textron attributable to the manufacturing profit deferred for tax purposes on products manufactured by Textron and financed by Textron Financial. The Company had borrowings from Textron of $11 million and $25 million at January 1, 2011 and January 2, 2010, respectively, under this arrangement.

A subsidiary of Textron has established a credit facility with Export Development Canada which provides funding for the financing of sales of Cessna Aircraft and Bell Helicopter products containing Canadian-manufactured content to non-Canadian buyers. A $145 million portion of the facility expires in June 2011 and the remaining $125 million expires in December 2011. Textron Financial originates and services loans and finance leases as servicer for this subsidiary, which is consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility. These loans and finance leases totaled $69 million as of January 1, 2011.

A subsidiary of Textron has established a $500 million credit facility with the Export-Import Bank of the United States. The facility expires in June 2012. This facility provides funding for the financing of sales of Cessna Aircraft Company and Bell Helicopter products to non-U.S. buyers. Textron Financial originates and services loans and finance leases as servicer for this subsidiary, which is consolidated by Textron, and has provided a full guarantee of the debt obligations under this facility. These loans and finance leases totaled $288 million as of January 1, 2011 and $182 million as of January 2, 2010.

Under a Support Agreement between Textron Financial and Textron, Textron is required to maintain a controlling interest in Textron Financial. The agreement also requires Textron to ensure that Textron Financial maintains fixed charge coverage of no less than 125% and consolidated shareholder’s equity of no less than $200 million. In 2010 and 2009, Textron Financial’s fixed charge coverage ratio dropped below the required 125%. As a result, Textron made cash payments of $308 million and $270 million to Textron Financial in 2010 and 2009, respectively, and additional payments of $63 million on January 11, 2011 related to 2010, and $75 million on January 12, 2010 related to 2009. These cash payments were reflected as capital contributions to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and certain of Textron Financial’s credit agreements.

We had income taxes payable of $44 million and $182 million at January 1, 2011 and January 2, 2010, respectively. These accounts are settled with Textron as its consolidated federal and state tax position are managed.

NOTE 4 Finance Receivables and Allowance for Losses on Finance Receivables Held for Investment

Finance Receivables by Product Line / Receivable Class

Finance receivables by product line, which includes both finance receivables held for investment and finance receivables held for sale, are presented in the following table:

	January 1, 2011		January 2, 2010
	(Dollars in millions)
Captive Finance
Aviation	$1,763	41%	$2,353	34%
Golf Equipment	212	5%	417	6%
Non-captive Finance
Timeshare	894	21%	1,302	19%
Golf Mortgage	876	21%	1,085	16%
Structured Capital	317	7%	349	5%
Distribution Finance	120	3%	1,076	16%
Other Liquidating	87	2%	261	4%

Total finance receivables	$4,269	100%	$6,843	100%

The Aviation product line primarily includes installment contracts and finance leases provided to purchasers of new Cessna aircraft and Bell helicopters and also includes installment contracts and finance leases secured by used Cessna aircraft and Bell helicopters and aircraft produced by other manufacturers. These agreements typically have initial terms ranging from five to ten years and amortization terms ranging from eight to fifteen years. The average balance of installment contracts and finance leases in the Aviation product line was $1 million at January 1, 2011. Finance leases with no significant residual value at the end of the contractual term are classified as installment contracts, as their legal and economic substance is more equivalent to a secured borrowing than a finance lease with a significant residual value. The Golf Equipment product line primarily includes finance leases provided to purchasers of new E-Z-GO and Jacobsen golf and turf-care equipment. These Captive finance receivables are secured by the financed equipment and, in some instances, by the personal guarantee of the principals, typically have initial terms of three to five years and had an average balance of less than one-hundred thousand dollars.

The Non-captive segment includes five product lines and several finance receivable types. The Timeshare product line primarily includes revolving loans secured by pools of timeshare interval resort notes receivable and also includes construction/inventory mortgages secured by timeshare interval inventory, real property and in many instances, by the personal guarantee of the principals. Construction/inventory mortgages are typically cross-collateralized with revolving notes receivable loans to the same borrower. Loans in this portfolio typically have initial revolving terms of one to three years and final maturity terms of an additional one to five years. As of January 1, 2011, borrowers in the Timeshare product line have an average balance of $16 million and a weighted-average contractual maturity of two years.

Golf Mortgage primarily includes golf course mortgages, and also includes mortgages secured by hotels and marinas. Mortgages in this product line are secured by real property and are generally limited to 75% or less of the property’s appraised market value at loan origination. These mortgages typically have initial terms ranging from five to ten years with amortization periods from 20 to 30 years. As of January 1, 2011, loans in the Golf Mortgage product line have an average balance of $7 million and a weighted-average contractual maturity of three years.

Structured Capital primarily includes leveraged leases secured by the ownership of the leased equipment and real property. Distribution finance receivables are secured by the inventory of the financed distributor or dealer and, in some programs, by recourse arrangements with the originating manufacturer.

Finance Receivables Concentrations

Textron Financial’s finance receivables are diversified across geographic region, borrower industry and type of collateral. The Company does not track revenues by geographic region, as we believe finance receivables by geographic location is a more meaningful concentration measurement. Textron Financial’s geographic concentrations (which includes finance receivables held for investment and finance receivables held for sale) are as follows:

	January 1, 2011		January 2, 2010
	(Dollars in millions)
United States:
Southeast	$1,021	24%	$1,579	23%
West	642	15%	1,012	15%
Southwest	586	14%	943	14%
Mideast	369	9%	535	8%
Midwest	361	8%	567	8%
Northeast	82	2%	127	2%

Total United States	$3,061	72%	$4,763	70%

Mexico	309	7%	415	6%
South America	241	6%	330	5%
Canada	170	4%	669	10%
Other international	488	11%	666	9%

Total finance receivables	$4,269	100%	$6,843	100%

Textron Financial’s industry concentrations (which include finance receivables held for investment and finance receivables held for sale) are as follows:

	January 1, 2011		January 2, 2010
	(Dollars in millions)
General aviation	$1,785	41%	$2,378	35%
Resort	894	21%	1,327	19%
Golf	857	20%	1,231	18%
Other	733	18%	1,907	28%

Total finance receivables	$4,269	100%	$6,843	100%

Finance Receivables Held for Investment

Finance receivables held for investment include approximately $635 million and $629 million of finance receivables at January 1, 2011 and January 2, 2010, respectively, primarily in the Captive Aviation product line, that have been legally sold to special purpose entities (SPEs) which are consolidated subsidiaries of Textron Financial. The assets of the SPEs are pledged as collateral for $530 million and $559 million of debt as of January 1, 2011 and January 2, 2010, respectively, which has been reflected as securitized on-balance sheet debt. Third-party investors have no legal recourse to Textron Financial beyond the credit enhancement provided by the assets of the SPEs.

During the fourth quarter of 2010, we reclassified $219 million of Timeshare finance receivables, net of a $4 million allowance for loan losses, from held for investment to held for sale as a result of an unanticipated inquiry we have received to purchase these finance receivables. We determined a sale of these finance receivables would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections.

During 2009, we reclassified $878 million of finance receivables, net of a $188 million valuation allowance, from held for sale to held for investment following efforts to market the portfolios and progress made through orderly liquidation. We also reclassified $421 million of other finance receivable portfolios, net of a $43 million valuation allowance from held for investment to held for sale as a result of unanticipated purchase inquiries. Due to the nature of these inquiries, we determined a sale of these portfolios would be consistent with our goal to maximize the economic value of our portfolio and accelerate cash collections. During the fourth quarter of 2009, we recorded $720 million of finance receivables, previously sold to the Distribution Finance securitization trust, on our balance sheet. In connection with recording these finance receivables, $359 million were classified as held for sale and were sold prior to the end of the quarter.

Leveraged Leases

	January 1, 2011	January 2, 2010
	(In millions)
Rental receivable	$761	$948
Nonrecourse debt	(414)	(570)
Estimated residual values of leased assets	128	152

	475	530
Less unearned income	(196)	(217)

Investment in leveraged leases	279	313
Deferred income taxes	(219)	(238)

Net investment in leveraged leases	$60	$75

At both January 1, 2011 and January 2, 2010, approximately 9% of Textron Financial’s investment in leveraged leases was collateralized by real estate, respectively.

The components of income from leveraged leases were as follows:

	2010	2009	2008
	(In millions)
Income recognized	$3	$5	$4
Income tax expense	(1)	(2)	(1)

Income from leveraged leases	$2	$3	$3

Credit Quality Indicators and Nonaccrual Finance Receivables

We internally assess the quality of our finance receivables held for investment portfolio based on a number of key credit quality indicators and statistics such as delinquency, loan balance to collateral value, the liquidity position of individual borrowers and guarantors, debt service coverage in Golf Mortgage and default rates of our notes receivable collateral in Timeshare. Because many of these indicators are difficult to apply across an entire class of receivables, we evaluate individual loans on a quarterly basis and classify these loans/portfolios into three basic categories based on the key credit quality indicators for the individual loan. These three categories are Performing, Watchlist and Nonaccrual.

We classify finance receivables held for investment as Nonaccrual if credit quality indicators suggest full collection of principal and interest is doubtful. In addition, we automatically classify accounts as nonaccrual which are contractually delinquent by more than three months, unless collection of principal and interest is not doubtful. Recognition of interest income is suspended for these accounts and all cash collections are used to reduce the net investment balance. We resume the accrual of interest when the loan becomes contractually current through payment according to the original terms of the loan or, if a loan has been modified, following a period of performance under the terms of the modification, provided we conclude that collection of full principal and interest is no longer doubtful. Previously suspended interest income is recognized at that time.

Accounts are classified as Watchlist when credit quality indicators have deteriorated as compared to typical underwriting criteria and we believe collection of full principal and interest is probable, but not certain. All other finance receivables held for investment that do not meet the Watchlist or Nonaccrual categories are classified as

Performing. The table below summarizes our categorization of our finance receivables held for investment, based on internally assigned credit quality indicators.

	January 1, 2011				January 2, 2010
	Performing	Watchlist	Nonaccrual	Total	Performing	Watchlist	Nonaccrual	Total
	(Dollars in millions)
Captive Finance
Aviation	$1,356	$238	$169	$1,763	$1,792	$275	$286	$2,353
Golf Equipment	138	51	23	212	243	74	16	333
Non-captive Finance
Timeshare	222	77	382	681	450	474	378	1,302
Golf Mortgage	163	303	219	685	386	249	254	889
Distribution Finance	76	11	33	120	481	107	88	676
Structured Capital	290	27	—	317	313	31	5	349
Other Liquidating	54	—	24	78	52	57	13	122

Total finance receivables held for investment	$2,299	$707	$850	$3,856	$3,717	$1,267	$1,040	$6,024
% of total finance receivables held for investment	59.63%	18.33%	22.04%	100.00%	61.71%	21.03%	17.26%	100.00%

Nonaccrual finance receivables decreased $190 million from the year-end balance, primarily in the Aviation, Distribution Finance and Golf Mortgage product lines. The net reduction of $117 million in the Aviation product line was due to the resolution of several significant accounts through the repossession of collateral, and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010. Distribution Finance product line nonaccrual finance receivables decreased $55 million primarily due to cash collections and repossession of collateral. Golf Mortgage product line nonaccrual finance receivables decreased by $35 million as a result of foreclosure of collateral on several significant accounts, restructure of finance receivables and cash collections, partially offset by new finance receivables identified as nonaccrual in 2010.

We measure delinquency based on the contractual payment terms of our loans and leases. In determining the delinquency aging category of an account, any/all principal and interest received is applied to the most past due principal and/or interest amounts due. If a significant portion of the contractually due payment is delinquent, the entire finance receivable balance is reported in accordance with the most past due delinquency aging category. Finance receivables held for investment by delinquency aging category is summarized in the tables below. In both 2010 and 2009, there were no accrual status loans that were 90 days past due.

	January 1, 2011
					Total Finance
	Less than			Greater than	Receivables
	31 Days	31-60 Days	61-90 Days	90 Days	Held for
	Past Due	Past Due	Past Due	Past Due	Investment
	(In millions)
Captive Finance
Aviation	$1,607	$67	$41	$48	$1,763
Golf Equipment	171	13	9	19	212
Non-captive Finance
Timeshare	533	14	6	128	681
Golf Mortgage	543	12	7	123	685
Distribution Finance	98	1	—	21	120
Structured Capital	317	—	—	—	317
Other Liquidating	68	1	1	8	78

Total finance receivables held for investment	$3,337	$108	$64	$347	$3,856

	January 2, 2010
					Total Finance
	Less than			Greater than	Receivables
	31 Days	31-60 Days	61-90 Days	90 Days	Held for
	Past Due	Past Due	Past Due	Past Due	Investment
	(In millions)
Captive Finance
Aviation	$2,077	$102	$96	$78	$2,353
Golf Equipment	300	11	11	11	333
Non-captive Finance
Timeshare	1,213	6	—	83	1,302
Golf Mortgage	615	60	106	108	889
Distribution Finance	590	20	3	63	676
Structured Capital	344	—	—	5	349
Other Liquidating	113	4	1	4	122

Total finance receivables held for investment	$5,252	$203	$217	$352	$6,024

For the years-ended January 1, 2011 and January 2, 2010, 60+ days contractual delinquency as a percentage of finance receivables held for investment was 10.67% and 9.51%, respectively.

Impaired Loans

We evaluate individual finance receivables held for investment in non-homogeneous portfolios and larger accounts in homogeneous loan portfolios for impairment on a quarterly basis. Finance receivables classified as held for sale are reflected at the lower of cost or fair value and are excluded from these evaluations.

A finance receivable is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. This determination is made based on the review of credit quality indicators as discussed above. Impaired finance receivables include both nonaccrual accounts and accounts for which full collection of principal and interest remains probable, however; the account’s original terms have been, or are expected to be, significantly modified. If the modification specifies an interest rate equal to or greater than a market rate for a finance receivable with comparable risk, the account is not considered impaired in years subsequent to the modification.

A summary of impaired loans with and without a related allowance for losses, excluding leveraged leases, is presented in the following tables.

	January 1, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In millions)
Impaired loans with no related allowance for losses
Captive Finance
Aviation	$17	$21	$—	$14
Golf Equipment	—	—	—	1
Non-captive Finance
Timeshare	69	74	—	70
Golf Mortgage	138	146	—	118
Distribution Finance	10	15	—	46
Other Liquidating	15	69	—	7

Total	$249	$325	$—	$256

Impaired loans with a related allowance for losses
Captive Finance
Aviation	$147	$144	$45	$187
Golf Equipment	4	5	2	5
Non-captive Finance
Timeshare	355	385	102	356
Golf Mortgage	175	178	39	182
Distribution Finance	11	11	2	18
Other Liquidating	5	4	1	3

Total	$697	$727	$191	$751

Total Impaired loans
Captive Finance
Aviation	$164	$165	$45	$201
Golf Equipment	4	5	2	6
Non-captive Finance
Timeshare	424	459	102	426
Golf Mortgage	313	324	39	300
Distribution Finance	21	26	2	64
Other Liquidating	20	73	1	10

Total	$946	$1,052	$191	$1,007

	January 2, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(In millions)
Impaired loans with no related allowance for losses
Captive Finance
Aviation	$39	$39	$—	$37
Golf Equipment	—	—	—	—
Non-captive Finance
Timeshare	142	137	—	82
Golf Mortgage	84	86	—	94
Distribution Finance	67	69	—	21
Other Liquidating	17	16	—	6

Total	$349	$347	$—	$240

Impaired loans with a related allowance for losses
Captive Finance
Aviation	$258	$258	$46	$98
Golf Equipment	3	3	1	1
Non-captive Finance
Timeshare	354	366	59	234
Golf Mortgage	179	179	32	96
Distribution Finance	46	45	14	49
Other Liquidating	7	8	1	7

Total	$847	$859	$153	$485

Total Impaired loans
Captive Finance
Aviation	$297	$297	$46	$135
Golf Equipment	3	3	1	1
Non-captive Finance
Timeshare	496	503	59	316
Golf Mortgage	263	265	32	190
Distribution Finance	113	114	14	70
Other Liquidating	24	24	1	13

Total	$1,196	$1,206	$153	$725

There was no significant interest income recognized on impaired loans in either 2010 or 2009.

Allowance for Losses on Finance Receivables Held for Investment

A rollforward of the Allowance for losses on finance receivables held for investment and a summary of its composition, based on how the underlying finance receivables held for investment are evaluated for impairment, is presented below. At January 1, 2011 and January 2, 2010, Finance receivables held for investment in the tables below specifically exclude $279 million and $313 million of leveraged leases, respectively, based on authoritative accounting standards.

	For the Year Ended January 1, 2011
Allowance for losses on finance		Golf		Golf	Distribution	Structured	Other
receivables held for investment	Aviation	Equipment	Timeshare	Mortgage	Finance	Capital	Liquidating	Total
				(In millions)
Beginning balance	$112	$9	$79	$65	$62	$—	$12	$339
Provision for losses	36	14	38	66	(18)	—	6	142
Less net charge-offs	44	7	7	52	23	—	5	138
Transfers	—	—	(4)	—	—	—	—	(4)

Ending balance	$104	$16	$106	$79	$21	$—	$13	$339

Individually evaluated for impairment	$45	$2	$102	$39	$2	$—	$1	$191
Collectively evaluated for impairment	59	14	4	40	19	—	12	148

Ending balance	$104	$16	$106	$79	$21	$—	$13	$339

Finance receivables held for investment
Individually evaluated for impairment	$164	$4	$424	$313	$21	$—	$20	$946
Collectively evaluated for impairment	1,599	208	257	372	99	38	58	2,631

Ending balance	$1,763	$212	$681	$685	$120	$38	$78	$3,577

	For the Year Ended January 2, 2010
Allowance for losses on finance		Golf		Golf	Distribution	Structured	Other
receivables held for investment	Aviation	Equipment	Timeshare	Mortgage	Finance	Capital	Liquidating	Total
				(In millions)
Beginning balance	$29	$9	$35	$52	$55	$—	$11	$191
Provision for losses	109	9	47	45	47	—	8	265
Less net charge-offs	26	7	3	32	40	—	7	115
Transfers	—	(2)	—	—	—	—	—	(2)

Ending balance	$112	$9	$79	$65	$62	$—	$12	$339

Individually evaluated for impairment	$46	$1	$59	$32	$14	$—	$1	$153
Collectively evaluated for impairment	66	8	20	33	48	—	11	186

Ending balance	$112	$9	$79	$65	$62	$—	$12	$339

Finance receivables held for investment
Individually evaluated for impairment	$297	$3	$496	$263	$113	$—	$24	$1,196
Collectively evaluated for impairment	2,056	330	806	626	563	36	98	4,515

Ending balance	$2,353	$333	$1,302	$889	$676	$36	$122	$5,711

	January 1,	January 2,
	2011	2010
Allowance for losses on finance receivables held for investment as a percentage of finance receivables held for investment	8.80%	5.63%
Allowance for losses on finance receivables held for investment as a percentage of nonaccrual finance receivables held for investment	39.92%	32.62%
Allowance for losses on impaired nonaccrual finance receivables as a percentage of impaired nonaccrual finance receivables	23.82%	15.57%

NOTE 5 Equipment on Operating Leases

	January 1,	January 2,
	2011	2010
	(In millions)
Equipment on operating leases, at cost:
Aircraft	$243	$256
Golf cars	22	26
Accumulated depreciation:
Aircraft	(81)	(59)
Golf cars	(7)	(7)

Equipment on operating leases – net	$177	$216

Initial lease terms of equipment on operating leases range from one year to twelve years. Future minimum rentals at January 1, 2011 are $21 million in 2011, $16 million in 2012, $8 million in 2013, $6 million in 2014, $4 million in 2015 and $9 million thereafter.

NOTE 6 Other Assets

Textron Financial’s Other assets are summarized below:

	January 1,	January 2,
	2011	2010
	(In millions)
Repossessed assets and properties	$157	$119
Operating assets received in satisfaction of troubled finance receivables	107	112
Investment in other marketable securities	51	68
Other long-term investments	50	54
Derivative financial instruments	34	61
Other	31	46

Total other assets	$430	$460

Repossessed assets and properties are assets we intend to sell in a relatively short period of time and are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. Subsequent declines in fair value are recorded in Portfolio losses, net of gains.

Operating assets received in satisfaction of troubled finance receivables are assets we intend to operate for a substantial period of time and/or make substantial improvements to prior to sale. At both January 1, 2011 and January 2, 2010, they primarily represent the assets of operating golf courses that have been repossessed and investments in real estate associated with matured leveraged leases. These assets are initially recorded at the lower of net realizable value or the previous carrying value of the related finance receivable. The assets are measured for impairment on an ongoing basis by comparing the estimated future undiscounted cash flows to the current carrying value. If the sum of the undiscounted cash flows is estimated to be less than the carrying value, the Company records a charge to Portfolio losses, net of gains, for the shortfall between estimated fair value and the carrying amount. The revenues and expenses related to these assets, excluding investments made for capital improvements, are recorded in Operating and administrative expenses. In 2010, revenues were $32 million and $15 million from golf courses and other real estate, respectively, and expenses were $43 million and $14 million from golf courses and other real estate, respectively. In 2009, revenues were $24 million and $21 million from golf courses and other real estate, respectively, and expenses were $26 million and $22 million from golf courses and other real estate, respectively.

Investments in other marketable securities represent investments in notes receivable issued by timeshare securitization trusts. We have classified these investments as available for sale in connection with the reclassification of $219 million of Timeshare finance receivables from held for investment to held for sale as discussed in Note 4. Finance Receivables and Allowance for Losses on Finance Receivables Held for Investment. At January 1, 2011, unrealized losses were $2 million on $28 million of these investments for which fair value was lower than our carrying value. These investments have been in a continuous, unrealized loss position for greater than twelve months. These unrealized losses are primarily the result of market yield expectations and are considered temporary due to the continued performance of the underlying collateral of the timeshare securitization trusts. In reaching our conclusion that the investments are not other-than-temporarily impaired, we relied on industry analyst reports, credit ratings specific to each investment and information on delinquency, loss and payment experience of the collateral underlying each security.

NOTE 7 Debt and Credit Facilities

	January 1,	January 2,
	2011	2010
	(In millions)
Credit Line borrowings:
Due 2012 (weighted-average rates of 0.91% and 0.91%, respectively)	$1,440	$1,740
Long-term debt:
Fixed-rate notes
Due 2010 (weighted-average rate of 4.80%)	—	581
Due 2011 (weighted-average rates of 4.95% and 4.96%, respectively)	203	218
Due 2012 (weighted-average rates of 4.43% and 4.43%, respectively)	52	52
Due 2013 (weighted-average rates of 5.18% and 5.19%, respectively)	453	478
Due 2014 (weighted-average rates of 5.07% and 5.07%, respectively)	111	111
Due 2015 (weighted-average rates of 4.59% and 4.59%, respectively)	10	10
Due 2016 and thereafter (weighted-average rates of 5.11% and 7.85%, respectively)	31	43

Total fixed-rate notes	860	1,493
Variable-rate notes
Due 2010 (weighted-average rate of 0.60%)	—	1,054
Due 2011 (weighted-average rates of 0.83% and 0.75%, respectively)	171	201
Due 2013 (weighted-average rates of 1.18% and 1.16%, respectively)	100	100

Total variable-rate notes	271	1,355
Securitized on-balance sheet debt:
Amortizing (weighted-average rates of 2.01% and 1.45%, respectively)	530	559
Subordinated debt:
Due 2042 and thereafter (6.00%)	300	300
Unamortized discount	(1)	(2)
Fair value adjustments	35	43

Total long-term, securitized on-balance sheet and subordinated debt	1,995	3,748

Total debt	$3,435	$5,488

On February 3, 2009, we drew down on the available balance of the $1.75 billion bank credit line due to the economic environment and the risks associated with the capital markets in general, including the difficulty in accessing sufficient commercial paper on a daily basis. On December 29, 2010, we repaid $300 million of the bank credit line.

The Company extinguished through open market transactions $131 million and $655 million of our medium term notes prior to maturity during 2010 and 2009, respectively, resulting in gains of $1 million and $47 million, respectively. During 2009, Textron Inc. and Textron Financial Corporation announced separate cash tender offers for up to $650 million aggregate principal amount of five separate series of outstanding debt securities with maturity dates ranging from November 2009 to June 2012. Textron Financial Corporation extinguished $319 million of its medium-term notes with maturity dates ranging from 2009 to 2011 and recognized a gain on these early extinguishments of $8 million in 2009.

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

We had interest rate exchange agreements related to the conversion of fixed-rate debt to variable-rate debt of $628 million and $946 million at January 1, 2011 and January 2, 2010, respectively, whereby we make periodic floating-rate payments in exchange for periodic fixed-rate receipts. The weighted-average rate of these borrowings considering the impact of interest rate exchange agreements, including fees was 1.38% and 1.99% for the years ended January 1, 2011 and January 2, 2010, respectively. The weighted-average rate on remaining fixed-rate notes not subject to interest rate exchange agreements, including fees was 5.72% and 5.82% for the years ended January 1, 2011 and January 2, 2010, respectively.

Interest on our variable-rate notes is predominantly tied to the three-month LIBOR. The weighted-average interest rates on these notes before consideration of the effect of interest rate exchange agreements including fees were 1.02% and 1.44% during 2010 and 2009, respectively. We had $161 million of interest rate exchange agreements at January 2, 2010 related to the conversion of variable rate debt to fixed rate debt with a weighted-average fixed interest rate of 4.67%. There were no interest rate exchange agreements related to the conversion of variable rate debt to fixed rate debt outstanding at January 1, 2011. The weighted-average rate on the remaining variable-rate notes not subject to interest rate exchange agreements was 1.41% during 2009.

Our lending agreements contain various restrictive provisions regarding additional debt (not to exceed nine times consolidated net worth and qualifying subordinated obligations), minimum net worth ($200 million), the creation of liens and the maintenance of a fixed charge coverage ratio (no less than 125%). As more fully described in Note 3. Relationship with Textron Inc., Textron made cash payments of $308 million and $270 million to Textron Financial in 2010 and 2009, respectively, and additional payments of $63 million on January 11, 2011 related to 2010, and $75 million on January 12, 2010 related to 2009. These cash payments were reflected as capital contributions to maintain compliance with the fixed charge coverage ratio required by the Support Agreement and certain of Textron Financial’s credit agreements.

For the years ended January 1, 2011 and January 2, 2010, we declared and paid dividends to Textron of $514 million and $358 million, respectively. Leverage limits as described above limit the payment of dividends to an additional $348 million at January 1, 2011.

We made cash payments for interest of $127 million in 2010, $170 million in 2009 and $310 million in 2008.

NOTE 8 Derivative Financial Instruments

Textron Financial utilizes derivative instruments to mitigate its exposure to fluctuations in interest rates and foreign currencies. These instruments include interest rate exchange agreements and foreign currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company did not experience a significant net gain or loss in earnings as a result of the ineffectiveness, or the exclusion of any component from its assessment of hedge effectiveness, of its derivative financial instruments in 2010, 2009 and 2008. The fair values of derivative instruments are included in either Other assets or Accrued interest and other liabilities in the Consolidated Balance Sheets.

The following table summarizes the Company’s significant derivative activities relating to qualifying hedges of interest rate risk and foreign currency exposure:

	Notional Amount Fair Value Amount
			Assets		Liabilities
	January 1,	January 2,	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010	2011	2010
	(In millions)
Fair Value Hedges
Interest Rate Exchange Agreements
Fixed-rate debt	$628	$946	$34	$40	$—	$—
Fixed-rate receivables	451	419	—	3	(6)	(3)

Net Investment Hedges
Foreign Currency Forward Exchange Agreements
Foreign-dollar functional currency subsidiary equity	38	71	—	—	—	(2)

Cash Flow Hedges
Cross-Currency Interest Rate Exchange Agreements
Foreign-dollar denominated variable-rate debt/receivable	4	165	—	18	(2)	(1)

	$1,121	$1,601	$34	$61	$(8)	$(6)

As a result of our exit plan announced in December 2008, we no longer viewed our investment in our Canadian subsidiary as permanent. Therefore, we began hedging our net investment in this subsidiary during the fourth quarter of 2008 to prevent any reduction in the U.S. dollar equivalent cash flows we will receive upon liquidation of this subsidiary.

Foreign currency forward exchange agreements are utilized by the Company to convert foreign currency denominated assets and liabilities into the functional currency of the respective legal entity. At January 1, 2011 and January 2, 2010, notional amounts of $141 million and $531 million, respectively, of these foreign currency forward exchange agreements were not designated in hedge relationships. The fair value of these non-designated derivative instruments were $(1) million and $(13) million at January 1, 2011 and January 2, 2010, respectively. Net losses on foreign currency forward exchange agreements were $(11) million and $(106) million in 2010 and 2009, respectively. These net losses were largely offset by the translation of the related foreign currency denominated assets and liabilities, and were recorded in Operating and administrative expenses.

The effect of derivative instruments in the Consolidated Statements of Operations is as follows:

		Amount of Gain/(Loss)
	Gain/(Loss) Location	2010	2009
		(In millions)
Fair Value Hedges
Interest rate exchange agreements	Interest expense	$25	$(13)
Interest rate exchange agreements	Finance charges	(11)	10

Losses included in earnings related to cash flow hedges were $(5) million and $(6) million in 2010 and 2009, respectively. Losses included in Other Comprehensive Income related to cash flow hedges were $(1) million and $(4) million in 2010 and 2009, respectively.

NOTE 9 Fair Value of Financial Instruments

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

Assets Recorded at Fair Value on a Recurring Basis

Derivative Financial Instruments

We measure our derivative financial instruments, net at fair value on a recurring basis using Level 2 inputs. The net balance of these derivative financial instruments was $26 million and $42 million at January 1, 2011 and January 2, 2010, respectively. The Company’s derivative contracts are not exchange-traded and are measured at fair value utilizing widely accepted, third-party developed valuation models. The actual terms of each individual contract are entered into the model in addition to interest rate and foreign exchange rate data which is based on readily observable market data published by third-party leading financial news and data providers. Credit risk is factored into the fair value of derivative assets and liabilities based on the differential between both the Company’s credit default swap spread for liabilities and the counterparty’s credit default swap spread for assets as compared to a standard AA-rated counterparty, however, this had no significant impact on the valuation as of January 1, 2011 and January 2, 2010.

Investment in Other Marketable Securities

As of January 1, 2011, our Investment in other marketable securities of $51 million was classified as available for sale and measured at fair value using Level 2 inputs. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are relatively inactive compared to the market environment in which they were originally issued.

Changes in Fair Value for Unobservable Input

The table below presents the change in fair value measurements that used significant unobservable inputs (Level 3) during each period presented:

	2010	2009
	(In millions)
Retained Interests in Securitizations
Balance, beginning of period	$3	$12
Transfers from nonrecurring classification	—	110
Reclassification to Finance receivables held for investment	(3)	(85)
Change in value recognized in Other comprehensive loss	—	11
Impairments recognized in earnings	—	(8)
Collections, net	—	(37)

Balance, end of period	$—	$3

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the balance at January 1, 2011 and January 2, 2010 of those assets that were measured at fair value on a nonrecurring basis during the 2010 and 2009, respectively, and the related losses recorded in the Consolidated Statements of Operations. These assets were measured using significant unobservable inputs (Level 3).

	Balance at		Total Loss
	January 1,	January 2,
	2011	2010	2010	2009
	(In millions)
Impaired finance receivables	$504	$694	$(148)	$(165)
Finance receivables held for sale	413	819	(22)	(14)
Repossessed assets and properties	117	85	(38)	(30)
Other investments	32	30	(9)	(20)
Operating assets received in satisfaction of troubled finance receivables	—	41	—	(11)

Impaired Finance Receivables

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

Finance Receivables Held for Sale

Finance receivables held for sale are recorded at the lower of cost or fair value. As a result of our plan to exit the Non-captive Finance business through a combination of orderly liquidation of finance receivables as they mature and selected sales, $413 million of finance receivables, net of a $42 million valuation allowance, have been classified as held for sale as of January 1, 2011. The finance receivables held for sale as of January 1, 2011 are primarily assets in the Timeshare and Golf Mortgage product lines. Timeshare finance receivables classified as held for sale were identified at the individual loan level; whereas Golf course mortgages were identified as a portion of a larger portfolio with common characteristics based on the intention to balance the sale of certain loans with the collection of others to maximize economic value. These finance receivables are recorded at fair value on a nonrecurring basis during periods in which the fair value is lower than the cost value. Fair value measurements on finance receivables held for sale are recorded in Other income in the Consolidated Statements of Operations. During 2010, we sold $375 million of finance receivables classified as held for sale in the Distribution Finance product line and recorded $26 million of gains related to these sales. In addition, we sold $84 million of finance receivables classified as held for sale in the Captive Golf equipment product line at book value. During 2010, we sold a total of $670 million of finance receivables and recorded net gains of $31 million related to these sales. During 2009, we sold $728 million of finance receivables, the vast majority of which were classified as held for sale, including $399 million in the Distribution Finance product line and $127 million in the Asset-Based Lending portfolio. We received proceeds approximating our carrying value for each of these transactions. See Note 4. Finance Receivables and Allowance for Losses on Finance Receivables Held for Investment regarding changes in classification of certain finance receivables between held for sale and held for investment during 2010 and 2009.

There are no active, quoted market prices for our finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models to estimate the exit price we expect to receive in the principal market for each type of loan in an orderly transaction, which includes both the sale of pools of similar assets and the sale of individual loans. The models incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of prospective purchasers combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of prospective purchasers are compared to observable market inputs, including bids from prospective purchasers and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are not typically derived from markets with directly comparable loan structures, industries and collateral types. Therefore, valuations of finance receivables held for sale involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants.

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

Assets and Liabilities Not Recorded at Fair Value

The carrying values and estimated fair values of Textron Financial’s financial instruments which are not recorded at fair value are as follows:

	January 1, 2011		January 2, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In millions)
Assets:
Installment contracts	$1,654	$1,583	$2,204	$2,007
Mortgage loans	781	686	1,008	924
Revolving loans	395	359	1,058	902
Distribution finance receivables	161	157	709	690
Investment in other marketable securities	—	—	68	56
Retained interests in securitizations, excluding interest-only securities	—	—	6	6

	$2,991	$2,785	$5,053	$4,585

Liabilities:
Bank line of credit	$1,440	$1,410	$1,740	$1,682
Fixed-rate debt	894	885	1,534	1,490
Securitized on-balance sheet debt	530	481	559	548
Subordinated debt	300	252	300	207
Variable-rate debt	271	272	1,355	1,333
Amounts due to Textron Inc.	254	252	472	469

	$3,689	$3,552	$5,960	$5,729

Finance Receivables Held for Investment

There are no active, quoted market prices for these finance receivables. The estimate of fair value was determined based on the use of discounted cash flow models which incorporate estimates of the rate of return, financing cost, capital structure and/or discount rate expectations of current market participants combined with estimated loan cash flows based on credit losses, payment rates and credit line utilization rates. Where available, the assumptions related to the expectations of current market participants are compared to observable market inputs, including bids from prospective purchasers of similar loans and certain bond market indices for loans of similar perceived credit quality. Although we utilize and prioritize these market observable inputs in our discounted cash flow models, these inputs are rarely derived from markets with directly comparable loan structures, industries and collateral types. Therefore, all valuations of finance receivables involve significant management judgment, which can result in differences between our fair value estimates and those of other market participants. The carrying amounts of Textron Financial’s leveraged leases, finance leases and operating leases ($279 million, $262 million and $177 million, respectively, at January 1, 2011 and $313 million, $403 million and $216 million, respectively, at January 2, 2010), are specifically excluded from this disclosure under generally accepted accounting principles. As a result, a significant portion of the assets that are included in the Company’s asset and liability management strategy are excluded from this fair value disclosure.

Investments in Other Marketable Securities

Other marketable securities represent investments in notes receivable issued by securitization trusts which purchase timeshare notes receivable from timeshare developers. At January 2, 2010, these notes were classified as held to maturity and were held at amortized cost. The estimate of fair value was based on observable market inputs for similar securitization interests in markets that are relatively inactive compared to the market environment in which they were originally issued.

Debt

At January 1, 2011 and January 2, 2010, 35% and 54%, respectively, of the fair value of debt was determined based on observable market transactions. The remaining fair values were determined based on discounted cash flow analyses using observable market inputs from debt with similar duration, subordination and credit default expectations.

NOTE 10 Investment in Parent Company Preferred Stock

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

NOTE 11 Comprehensive loss

Comprehensive loss is summarized below:

	2010	2009	2008
	(In millions)
Net loss	$(230)	$(203)	$(461)
Foreign currency translation, net of income taxes of $48.6 million in 2010 and income tax benefits of $8.9 million in 2009 and $39.7 million in 2008	46	7	(79)
Net deferred gain (loss) on hedge contracts, net of income tax expense of $1.6 million in 2010 and income tax benefit of $0.8 million in 2008	3	—	(1)
Net deferred loss on retained interests, net of income tax benefits of $0.3 million in 2009 and $0.2 million in 2008	—	(1)	(1)

Comprehensive loss	$(181)	$(197)	$(542)

In 2010, foreign currency translation includes the $74 million non-cash reclassification of the cumulative currency translation adjustments related to one of the Company’s wholly-owned Canadian subsidiaries within Other comprehensive loss, to Special charges in the Consolidated Statements of Operations.

NOTE 12 Income Taxes

Loss before income taxes and noncontrolling interest:

	2010	2009	2008
	(In millions)
United States	$(354)	$(309)	$(478)
Foreign	13	4	(61)

Total	$(341)	$(305)	$(539)

The components of income tax benefit are as follows:

	2010	2009	2008
	(In millions)
Current:
Federal	$(29)	$108	$19
State	(2)	12	(8)
Foreign	(2)	(17)	5

Total current income tax (benefit) expense	$(33)	$103	$16

Deferred:
Federal	$(70)	$(197)	$(89)
State	(8)	(23)	1
Foreign	—	17	(6)

Total deferred income tax benefit	(78)	(203)	(94)

Total income tax benefit	$(111)	$(100)	$(78)

Cash paid (refunded) for income taxes was $101 million in 2010, $(75) million in 2009 and $52 million in 2008. During 2010 Textron Financial paid $103 million in taxes and interest to the Internal Revenue Service (IRS) primarily related to a partial payment for the 2008 settlement reached with the IRS with respect to the challenge of tax deductions taken by the Company in prior years for certain leveraged lease transactions.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is provided below:

	2010	2009	2008
Federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes	(3.5)	(2.3)	(0.8)
Non-U.S. tax rate differential	(1.6)	0.6	3.7
Change in state valuation allowance	1.6	1.0	(1.4)
Unrecognized tax benefits and interest	4.7	2.0	2.5
Goodwill impairment	—	—	9.8
Change in status of foreign subsidiaries	2.1	1.9	7.6
Other, net	(0.9)	(1.0)	(0.8)

Effective income tax rate	(32.6)%	(32.8)%	(14.4)%

In 2010 and 2009, the difference between the statutory rate and the effective tax rate was not significant.

In 2008, the difference between the statutory tax rate and the effective tax rate is primarily attributable to an impairment of goodwill that is not deductible for tax purposes, the provision of taxes on the earnings of a Canadian subsidiary in which we can no longer assert that we are permanently invested, unrecognized tax benefits and interest, the majority of which are associated with leveraged leases, and the effects of events related to cross border financing.

The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state, and non-U.S. tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, expiration of statutes of limitations or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Our unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state tax benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. A reconciliation of our unrecognized tax benefits, excluding accrued interest, is as follows:

	2010	2009
	(In millions)
Balance – Beginning of year	$9	$6
Additions for tax positions of the current year	—	2
Additions for tax positions of prior years	—	3
Reductions for tax positions of prior years	(2)	—
Reductions for expiration of statute of limitation	(1)	—
Reductions for settlements with tax authorities	—	(2)

Balance – End of year	$6	$9

At January 1, 2011 and January 2, 2010, approximately $6 million and $9 million, respectively, of these unrecognized benefits, if recognized, would favorably affect the Company’s effective tax rate in a future period. The Company does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next 12 months.

During 2010, 2009 and 2008, the Company recognized net tax-related interest expense totaling approximately $16 million, $5 million and $13 million, respectively, in the Consolidated Statements of Operations. At January 1, 2011 and January 2, 2010, the Company had a total of $31 million and $43 million respectively, of net accrued interest expense included in the Company’s Consolidated Balance Sheets.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada and the U.S. With few exceptions, we no longer are subject to U.S. federal, state and local income tax examinations for years before 1997 and non-U.S. income tax examinations for years before 2005.

The tax effect of temporary differences that give rise to significant portions of the Company’s net deferred tax assets and liabilities were as follows:

	January 1, 2011	January 2, 2010
	(In millions)
Deferred tax assets:
Allowance for losses on finance receivables held for investment	$128	$132
Valuation allowance on finance receivables held for sale	28	69
Foreign currency translation	—	32
Obligation for pension and postretirement benefits	34	32
Nonaccrual finance receivables	31	19
Net operating losses and credits	18	10
Deferred origination fees	6	9
Other	43	41

Total deferred tax assets	288	344
Valuation allowance for deferred tax assets	(22)	(26)

Net deferred tax assets	266	318

Deferred tax liabilities:
Leveraged leases	219	238
Finance leases	53	93
Equipment on operating leases	54	69
Other	50	55

Total deferred tax liabilities	376	455

Net deferred tax liabilities	$110	$137

Our valuation allowance for deferred assets decreased by $4 million in 2010 as compared to 2009 primarily due to a $14 million decrease in the valuation allowance and a corresponding decrease in the related deferred tax asset associated with a $41 million reduction in the fair value valuation allowance established in the fourth quarter of 2008 for non-U.S. finance receivables classified as held for sale, offset by establishing a $4 million valuation allowance against the net operating losses of one of the Company’s wholly-owned Canadian subsidiaries, a $1 million increase primarily associated with the provision for non-U.S. loan losses and a $5 million increase in the state income tax valuation allowance related to the state tax asset for net operating losses.

After considering tax planning strategies and other positive and negative evidence, we determined that it was more likely than not that the deferred tax assets related to the non-U.S. portion of these assets and certain foreign and state net operating losses would not be utilized.

We have net operating loss and credit carryforwards at the end of each year as follows:

	January 1, 2011	January 2, 2010
	(In millions)
State net operating loss carryforwards expiring from 2011 through 2030	$12	$8
Non-U.S. net operating loss carryforwards expiring in 2030	4	—
State credit carryforwards beginning to expire in 2026	2	2

NOTE 13 Commitments

Textron Financial generally enters into various revolving lines of credit and loan commitments in response to the financing needs of its customers. At January 1, 2011, the Company had outstanding committed facilities totaling $194 million. Funding under these facilities is dependent on both compliance with customary financial covenants and the availability of eligible collateral. Generally, interest rates on all of these commitments are either floating-rate loans based on a market index or are not set until amounts are funded. Therefore, Textron Financial is not exposed to interest rate changes.

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

The contractual amounts of the Company’s outstanding commitments to extend credit are as follows:

January 1, 2011
(In millions)
Committed revolving lines of credit	$177
Loans	15

Textron Financial’s offices are occupied under noncancelable operating leases expiring on various dates through 2015. Rental expense was $5 million in 2010, $6 million in 2009 and $7 million in 2008. Future minimum rental commitments for all noncancelable operating leases in effect at January 1, 2011 approximated $5 million for 2011, $1 million for 2012, $1 million for 2013, and $1 million for 2014.

NOTE 14 Contingencies

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

NOTE 15 Financial Information about Operating Segments

As described in Note 1. Basis of Presentation, the Company now maintains two segments. The Captive Finance segment finances customer purchases of Textron manufactured aviation products and golf and turf-care equipment. The Non-captive Finance segment is composed of the Distribution Finance, Golf Mortgage, Structured Capital, Timeshare and Other Liquidating product lines. The Non-captive Finance segment also includes unallocated Corporate expenses and the impact of recurring charges to both the held for investment and held for sale valuation allowances on the Consolidated Statements of Operations.

	2010		2009		2008
	(Dollars in millions)
Revenues:
Captive Finance	$106	51%	$170	47%	$222	30%
Non-captive Finance	101	49%	190	53%	501	70%

Total revenues	$207	100%	$360	100%	$723	100%

Loss before income taxes and noncontrolling interest:(1)(2)
Captive Finance	$(54)		$(95)		$28
Non-captive Finance	(185)		(197)		(78)

Segment loss	(239)		(292)		(50)
Special charges	102		13		489

Loss before income taxes and noncontrolling interest	$(341)		$(305)		$(539)

Finance assets:(3)
Captive Finance	$2,224		$3,016		$3,668
Non-captive Finance	2,588		4,404		5,631

Total finance assets	$4,812		$7,420		$9,299

(1)	Interest expense is allocated to each segment in proportion to its net investment in finance assets. Net investment in finance assets includes finance assets less deferred income taxes, security deposits and other specifically identified liabilities. The interest allocation matches variable-rate finance assets in the Captive Finance segment with variable-rate debt of similar duration and fixed-rate finance assets in the Captive Finance segment with fixed-rate debt of similar duration to the extent possible. The remaining balance of interest expense incurred is included in the Non-captive Finance segment’s interest expense.

(2)	Direct operating expenses are included in each segment’s (loss)/income. Prior to 2009, indirect expenses were allocated to each segment based on the use of such resources and were based primarily upon the segment’s proportion of net investment in finance assets, headcount, number of transactions, information technology resources and senior management time. Due to the plan to exit all of our Non-captive Finance segment and the resulting variations in personnel levels and job responsibilities, indirect corporate oversight expenses, comprised primarily of executive salaries and benefits, are included in the segment loss of the Non-captive Finance segment, although a portion of these expenses relate to oversight of the Captive Finance segment.

(3)	Finance assets include: finance receivables; equipment on operating leases, net of accumulated depreciation; repossessed assets and properties; operating assets received in satisfaction of troubled finance receivables; retained interests in securitizations; investments in other marketable securities and other short- and long-term investments (some of which are classified in Other assets on Textron Financial’s Consolidated Balance Sheets).

NOTE 16 Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
				(In millions)
Revenues	$73	$122	$55	$86	$55	$71	$24	$81

Net interest margin	$37	$63	$17	$41	$20	$33	$(2)	$46
Operating and administrative expenses	41	53	44	53	45	54	39	50
Provision for losses	55	76	44	87	28	43	15	59

Segment loss	(59)	(66)	(71)	(99)	(53)	(64)	(56)	(63)
Special charges	3	3	3	5	94	1	2	4

Loss before income taxes and noncontrolling interest	(62)	(69)	(74)	(104)	(147)	(65)	(58)	(67)
Income tax benefit	(21)	(16)	(36)	(39)	(35)	(21)	(19)	(24)

Net loss before noncontrolling interest	(41)	(53)	(38)	(65)	(112)	(44)	(39)	(43)
Noncontrolling interest, net of income taxes	—	—	—	1	—	(3)	—	—

Net loss	$(41)	$(53)	$(38)	$(66)	$(112)	$(41)	$(39)	$(43)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

On February 28, 2011, the Board of Directors of the Company authorized (i) the withdrawal from listing on the New York Stock Exchange of the Company’s 5.125% Notes due August 15, 2014 (the “Notes”) and, in connection therewith, the filing of Form 25 effecting the delisting and withdrawing the Notes from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Act”) and (ii) the filing of Form 15 to withdraw the Company’s common stock from registration under Section 12(g) of the Act and terminate the Company’s reporting obligations arising under Section 15(d) of the Act, thereby suspending the Company’s obligations to file periodic reports under the Act.

The Company is eligible to take this action to suspend its reporting obligations because its debt securities are held by less than 300 record holders. The Company intends to make publicly available its annual audited financial statements and quarterly unaudited financial statements for as long as the Notes remain outstanding. These statements will be available on the Company’s website and upon request to the Company.

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

The aggregate fees for professional services rendered by Ernst & Young LLP during 2010 and 2009 were as follows:

Audit Fees – Fees for the audit of Textron Financial’s annual financial statements, the reviews of the financial statements in Textron Financial’s Forms 10-Q, and other services in connection with statutory and regulatory filings and engagements were $1.8 million in 2010 and $1.4 million in 2009.

Audit Related Fees – Audit related services include agreed upon procedures relating to securitizations of finance receivables, attest services not required by statute or regulation, and consultations concerning financial accounting and reporting matters not classified as audit. Audit related fees were $20 thousand in 2010. No audit related fees were incurred in 2009.

Tax Fees – No fees for tax services relating to consultations and compliance were incurred in 2010. Tax fees were $90 thousand in 2009.

All Other Fees – No other products or services were provided by Ernst & Young LLP during either of the last two fiscal years.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(1)	List of Financial Statements and Financial Statement Schedules

The following Consolidated Financial Statements of Textron Financial and subsidiaries are included in Item 8:

1.	Consolidated Statements of Operations for each of the years in the three-year period ended January 1, 2011.

2.	Consolidated Balance Sheets at January 1, 2011 and January 2, 2010.

3.	Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 1, 2011.

4.	Consolidated Statements of Changes in Equity for each of the years in the three-year period ended January 1, 2011.

5.	Notes to the Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(2)	Exhibits

The following is an Index of Exhibits required by Item 601 of Regulation S-K filed with the Securities and Exchange Commission as part of this report:

Exhibit No.

3.1	Restated Certificate of Incorporation of Textron Financial, dated July 19, 1993. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Registration Statement on Form 10 (File No. 0-27559).
3.2	By-Laws of Textron Financial Corporation as of May 2, 2000. Incorporated by reference to Exhibit 3.1 to Textron Financial Corporation’s Quarterly Report on Form 10-Q filed August 11, 2000.
4.1A	Indenture dated as of December 9, 1999, between Textron Financial Corporation and SunTrust Bank (formerly known as Sun Trust Bank, Atlanta) (including form of debt securities). Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Textron Financial Corporation’s Registration Statement on Form S-3 (No. 333-88509).

Exhibit No.

4.1B	First Supplemental Indenture dated November 16, 2006 between Textron Financial Corporation and U.S. Bank National Association (successor to SunTrust Bank) to Indenture dated as of December 9, 1999. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Registration Statement on Form S-3 (File No. 333-138755).
4.1C	Form of Medium-Term Note of Textron Financial Corporation. Incorporated by reference to Exhibit 4.3 to Textron Financial Corporation’s Current Report on Form 8-K filed November 17, 2006.
4.3A	Indenture, dated as of February 8, 2007, between Textron Financial Corporation and Deutsche Bank Trust Company Americas, as trustee, incorporated herein by reference to Exhibit 99.1 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.3B	Contribution Agreement, dated February 8, 2007, between Textron Financial Corporation and Textron Inc, incorporated herein by reference to Exhibit 99.2 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.3C	Replacement Capital Covenant, dated February 8, 2007, incorporated herein by reference to Exhibit 99.3 of Textron Financial Corporation’s Current Report on Form 8-K filed February 13, 2007.
4.4A	Credit Agreement dated as of July 14, 2009 among Cessna Finance Export Corporation, as borrower, Textron Finance Holding Company, as borrower parent, Textron Financial Corporation, as guarantor, Wells Fargo Bank Northwest, National Association, as Security Trustee and Export-Import Bank of the United States. Incorporated by reference to Exhibit 99.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
4.4B	Servicing Agreement dated as of July 14, 2009 between Textron Financial Corporation, as servicer, and Cessna Finance Export Corporation. Incorporated by reference to Exhibit 99.2 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
4.4C	TFC Guarantee dated as of July 14, 2009 by Textron Financial Corporation in favor of Wells Fargo Bank Northwest, National Association, as Security Trustee, and Export-Import Bank of the United States. Incorporated by reference to Exhibit 99.3 to Textron Financial Corporation’s Current Report on Form 8-K filed July 16, 2009.
10.1	Support Agreement dated as of May 25, 1994, between Textron Financial Corporation and Textron Inc. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.2	Receivables Purchase Agreement between Textron Financial and Textron dated as of January 1, 1986. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.3	Tax Sharing Agreement between Textron Financial and Textron dated as of December 29, 1990. Incorporated by reference to Exhibit 10.3 to Textron Financial Corporation’s Registration on Form 10 (File No. 0-27559).
10.4A	5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed March 31, 2005.
10.4B	Amendment No. 1, dated as of April 21, 2006, to the 5-Year Credit Agreement, dated as of March 28, 2005, among Textron, the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit 10.1 to Textron’s Current Report on Form 8-K filed April 25, 2006.
10.4C	Amendment No. 2, dated as of April 20, 2007, to the 5-Year Credit Agreement, dated as of March 28, 2005, as amended on April 21, 2006, among Textron the Banks listed therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of Textron Inc.’s Current Report on Form 8-K filed April 25, 2007.
10.5A	Five-Year Credit Agreement dated July 28, 2003 among Textron Financial Corporation, the Banks listed therein, and JPMorgan Chase Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to Textron Financial Corporation’s Current Report on Form 8-K filed August 26, 2003.

Exhibit No.

10.5B	Amendment No. 1, dated as of July 25, 2005, to the Five-Year Credit Agreement dated as of July 28, 2003 among Textron Financial, the Banks listed therein, and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed July 27, 2005.
10.5C	Amendment No. 2, dated as of April 28, 2006, to the Five-Year Credit Agreement, dated as of July 28, 2003, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed May 1, 2006.
10.5D	Amendment No. 3, dated as of April 27, 2007, to the Five-Year Credit Agreement, dated as of July 28, 2003, as amended on March 28, 2005 and April 28, 2006, among Textron Financial Corporation, the Banks listed therein and JPMorgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to Textron Financial Corporation’s Current Report on Form 8-K filed April 27, 2007.
12	Computation of Ratio of Earnings to Fixed Charges.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney dated as of March 1, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Note:	Instruments defining the rights of holders of certain issues of long-term debt of Textron Financial have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Textron Financial and its subsidiaries on a consolidated basis. Textron Financial agrees to furnish a copy of each such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March 2011.

Textron Financial Corporation
Registrant

By:	*

Warren R. Lyons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on this 1st day of March 2011, by the following persons on behalf of the registrant and in the capacities indicated:

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